Form 10-K
period 2017-09-30
Level Brands, Inc.
filed 2017-12-26
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number: 000-____________
LEVEL BRANDS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	47-3414576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road, Suite 407, Charlotte, NC 28211
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (704) 445-5800

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	NYSE American LLC

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes   ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0 on March 31, 2017.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 7,798,928 shares of common stock are issued and outstanding as of December 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. Part III of this report incorporates information by reference from Level Brands, Inc.'s definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission no later than 120 days after September 30, 2017.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms Level Brands,” “we,” “us, “our” and similar terms refer to Level Brands, Inc., a North Carolina corporation formerly known as Level Beauty Group, Inc., and our subsidiaries Beauty and Pinups, LLC, a North Carolina limited liability company which we refer to as “Beauty & Pin-Ups”, I | M 1, LLC, a California limited liability company, which we refer to as “I’M1”, Encore Endeavor 1 LLC, a California limited liability company which we refer to as “EE1” and Level H&W, LLC, a newly formed North Carolina limited liability company. In addition, “fiscal 2016” refers to the year ended September 30, 2016, "fiscal 2017" refers to the year ended September 30, 2017 and "fiscal 2018" refers to the year ending September 30, 2018.

Unless otherwise indicated, all share and per share information contained herein gives pro forma effect to the 1:5 reverse stock split of our common stock, which was effective December 5, 2016. The information contained on our websites at www.levelbrands.com and www.beautyandpinups.com are not part of this report.

PART I

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to: any projections of revenues, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties outlined in Item 1.A Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1.
DESCRIPTION OF BUSINESS.

Level Brands strives to be an innovative licensing, marketing and brand management company with a focus on lifestyle-based products. We champion a bold, unconventional image, and social consciousness for our company and our brands. Working closely with our Chairman Emeritus and Chief Brand Strategist, Kathy Ireland, the Chairman, CEO and Chief Designer of kathy ireland® Worldwide, we seek to secure strategic licenses and joint venture partnerships for our brands, as well as to grow the portfolio of brands through strategic acquisitions. In November 2017 we completed our initial public offering (“IPO”) raising $12,000,000 in gross proceeds through the sale of our common stock. We expect to deploy these proceeds for brand development and expansion, sales and marketing, and general working capital.

We operate our business in four business units, including:

Licensing division
Founded in 2017 and first conceptualized by kathy ireland® Worldwide, I'M1 is a lifestyle brand established to capitalize on potentially lucrative licensing and co-branding opportunities with products focused on millennials.

Entertainment division
Also founded in 2017, EE1 was established to serve as a producer and marketer of experiential entertainment including recordings, film, TV, web and live events, and entertainment experiences. EE1 also provides brand management services including creative development and marketing, brand strategy, and distribution support.

kathy ireland® Health & Wellness
Our newest business unit established in September 2017, kathy ireland® Health & Wellness' goal is to create a brand which will include a wide variety of licensed products and services, targeted to both Baby Boomers as well as millennials.

"Beauty belongs to everyone"	Professional products division
Beauty & Pin-Ups, our first business unit is a professional hair care line with a social conscience and launched its products in 2015. We offer quality hair care products, including shampoos, conditioners, styling aides and a patented styling tool, through an expanding professional salon distribution network.

Our mission is to focus on designing and building the brand with innovation that customers and business partners can use, exceeding market needs, creating sustainable cost advantages and fighting commoditization. We expect that this focus will include aspects of how we brand, promote, access, incorporate and utilize the products. We have expanded the United Nations "Millennium Development Goals" which below are part of our mission:

•	We must eradiate extreme poverty and hunger	•	Combat HIV/AIDS, Malaria and other diseases

•	Achieve universal primary education	•	Ensure environmental sustainability

•	Promote gender equality and empower women	•	Develop a global partnership for development

•	Reduce child mortality	•	Stop Human Trafficking

•	Improve maternal health	•	Bring opportunities of financial stability and healthcare to American Veterans and their families

Our strategy

Our business strategy is to maximize the potential value of our brands primarily through strategic licenses and joint venture partnerships around the world, as well as to grow the portfolio of brands through strategic acquisitions. We believe our business model enables us to use the brand management expertise at our disposal, through our relationship with kathy ireland® Worldwide, to continue to grow our portfolio of brands and generate new revenue streams without significantly changing our infrastructure. We believe our business model provides numerous benefits, including:

●	potential for financial upside without the significant investment and management risks and capital demands typically associated with traditional wholesale operating companies;

●	diversification resulting from both broad demographic appeal and distribution through a range of distribution channels;

●	growth opportunity through expansion of existing brands into new categories, geographic areas and acquisitions; and

●	reduced operational risks as inventory and other typical wholesale operating functions are the responsibilities of our licensees.

We plan to continue to build and maintain our brand portfolio by developing our existing brands and acquiring additional brands directly or through joint ventures or partnerships. In assessing potential acquisitions or joint ventures, we expect to primarily evaluate the strength of the target brand as well as the expected viability and sustainability of future royalty streams and its fit within its targeted segments as well as in segments where we believe significant opportunity lies. We believe that this focused approach will allow us to effectively screen a wide pool of consumer brand candidates and other asset light businesses that meet our criteria, strategically evaluate targets and efficiently complete due diligence for potential acquisition. Ms. Ireland, in her role as Chief Brand Strategist, is expected to provide significant input to our management in the identification and evaluation of potential acquisitions or joint ventures.

Our relationship with kathy ireland® Worldwide

We are a party to multiple agreements with kathy ireland® Worldwide and principals of that privately held company that are key to our ability to implement our business strategy and provide services under the various other third party agreements with licensors, brands and other partners, including

•
In February 2017 we entered into an eight year master advisory and consulting agreement with kathy ireland® Worldwide, as amended, pursuant to which it provides us non-exclusive strategic advisory services, including input to us on various aspects of our corporate strategies and branding. Their in-house design team supports our brands and the future licensing partnerships by providing unified trend direction, guidance and coordination of the brand image across all product categories and focuses on seeking to forecast the future design and product demands of the our brand’s customers. Under the terms of this agreement, Ms. Ireland also serves in the non-executive positions as our Chairman Emeritus and Chief Brand Strategist. Under the September 2017 amendment to the agreement, the parties also granted each other certain rights for opportunities introduced by one party to the other, including rights of first refusal and the payment of referral fees;

•
In January 2017 I’M1 entered into an exclusive, royalty-free 10 year wholesale worldwide license agreement with kathy ireland® Worldwide for rights to use, assign and sublease certain trademarks, including I’M1, to allow for the manufacturing, marketing and sale of products bearing those marks and to sublicense certain of these rights;

•
In February 2017, we entered into one year advisory agreements with each of Mr. Stephen Roseberry and Mr. Tommy Meharey pursuant to which they provide advisory and consulting services to us, including serving as co-Managing Directors of I’M1, devoting such time to our business as we mutually determine. Mr. Roseberry is President and a member of the board of directors of kathy ireland ® Worldwide and Mr. Meharey is Vice President and a member of the board of directors of kathy ireland ® Worldwide. Mr. Jon Carrasco, who is the Global Creative Director for kathy ireland® Worldwide, also serves as Global Creative Director for I’M1, and he is responsible for developing and facilitating creative strategies for I’M1 under the terms of a one year advisory agreement entered into in September 2017. We expect these agreements will be renewed for multi-year terms prior to the expiration of the terms of the current agreements;

•
In February 2017 we also entered into one year advisory agreements with each of Mr. Roseberry and Mr. Nic Mendoza pursuant to which they provide advisory and consulting services to us, including serving as co-Managing Directors of EE1, devoting such time to our business as we mutually determine. Mr. Mendoza is Vice President of kathy ireland ® Worldwide. Mr. Carrasco also serves as Global Creative Director of EE1, and he is responsible for the development and facilitation of creative strategies for EE1 under the terms of a one year advisory agreement entered into in September 2017. We also expect these agreements will be renewed for multi-year terms prior to the expiration of the terms of the current agreements; and

•
In September 2017 we entered into a seven year wholesale license agreement with kathy ireland® Worldwide under which we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. As compensation under this agreement, we agreed to pay kathy ireland® Worldwide a marketing fee of $840,000, of which $480,000 has been paid to date, together with a royalty of 33 1/3% of our net proceeds under any sublicense agreements we may enter into for this intellectual property. We have the right to renew this license agreement for an additional three year period by paying an additional marketing fee of $360,000.

The foregoing agreements are material to our ability to conduct our business. The material terms of these agreements are described later in this report under Note 9 to the notes to our consolidated financial statements. In addition, in January 2017 we acquired our ownership interests in both I'M1 and EE1 from an entity controlled by principals of kathy ireland® Worldwide and their affiliates. The material terms of these transactions are described later in this report under Item 1. Our Business – Our History and Note 2 to the notes to our consolidated financial statements.

Our business units

Licensing division

I’M1's goal is to become a leader in multiple categories including grooming, personal care, cologne, accessories, jewelry and apparel. I’M1 markets itself as a lifestyle brand for men, who are not threatened by change and willingly embrace it. Our target customers are men who enjoy a lifestyle inspired by the rugged chic of an athletic lifestyle, while giving back to our communities by supporting our Millennium Development Goals.

Tommy Meharey is the “face” of I’M1. He is a millennial, Marine, father, and the youngest board member of kathy ireland® Worldwide. We believe Mr. Meharey embodies the essence of the targeted I’M1 clientele, and his approachable nature, history of service to the nation, and family values may be an asset to the brand. As the voice and inspiration of I’M1, we expect to leverage Mr. Meharey’s ability to communicate the DNA of I’M1 to the media, retailers, and our consumers.

Since our January 2017 acquisition of the voting interests in this newly formed entity from affiliates of kathy ireland® Worldwide, we have entered into licensing agreements with a number of entities in our target categories including men’s fashion and accessories. We believe that building a powerful brand is a dynamic way to give companies an edge in increasingly competitive markets. I’M1’s brand identity goal is to seek to construct lasting relationships with men who wish to elevate their lives, through the purchases they make by developing quality products that they need as a part of their day to day lives. Our current licensing agreements provide that the manufacturing, development, distribution and operating costs and expenses of products are borne by our licensee, and we expect that licensing agreements we enter into with future partners will be similarly structured. Our licensing agreements provide for revenues based on royalties as a percentage of sales by our client and are usually signed for an initial five to seven year period. The contracts typically also have a minimum annual guaranteed royalty amount and can also have an advertising/marketing fee which is paid to us.

We have developed a standardized form of licensing agreement for use by I'M1 which contains general terms and conditions under which we will grant licenses to the I'M1 marks that can be modified to meet the business terms of each particular product. The standard terms and conditions include the limitations on the grant of the license for the marks, use and ownership of our intellectual property and the ownership of the intellectual property related to the licensed products, means for conducting brand business and coordinating with us and other licensees, royalty reporting and accounting obligations, quality assurance procedures, acceptable display, labeling and promotional materials, minimum insurance requirements, termination and confidentiality provisions, a code of conduct for our licensees and other customary terms and conditions contained in licensing agreements.

We have also entered into two joint advisory agreements with EE1. When the advisory services under a brand management agreement with a client would span the services particular to both divisions, specifically where our men’s lifestyle brand can add additional value to a client regarding men’s modeling, targeting channels or influencers that overlap with our Licensing division, both of our subsidiaries will be a party to the agreement with the client.

In addition we plan to license our Beauty & Pin-Ups, I’M1 and EE1 brands to both manufacturing and direct-to-retail licensees. In a traditional license, a manufacturer is granted rights, at times on an exclusive basis, to a single or small group of related product categories for a particular item for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

Entertainment division

EE1 provides brand management and seeks to be an experiential entertainment company, serving as a producer and marketer of multiple entertainment distribution platforms.

Brand management

Under the scope of its brand management services, EE1 provides input, strategies and an architecture for corporate brands, including:

•	content creation and promotion through social and standard media;

•	marketing input;

•	assisting with influencer marketing programs;

•	providing production capability for video and photo support for brand advertising; and

•	assisting with brand extension through licensing opportunities.

Since our January 2017 acquisition of the voting interests in EE1 from affiliates of kathy ireland® Worldwide, we have entered into representation and advisory agreements with a number of entities to provide the services above. In these agreements, we will typically provide a variety of strategic services designed to help expand, establish, or reposition a brand. The services are delivered over a defined timeframe for a contracted fee. In addition we typically receive an on-going royalty fee, for a negotiated period of time, of sales by the client.

In addition to the representation and advisory agreements to which EE1 is a party, we also entered into seven year non-exclusive wholesale license agreements with two existing brands introduced to us by kathy ireland® Worldwide. Under the terms of these agreements, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with the brands for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks.

Experiential Entertainment

Experiential entertainment is also part of EE1's business model. EE1’s goal is to provide a variety of “all inclusive” entertainment experiences targeted to millennials which combine multiple facets of an entertainment experience into one event. EE1 is expected to be able to assess all entertainment distribution platforms such as recording, film, television, radio, podcasts, web content, live events including: sports, festivals, fashion shows, holiday-centric programming, and business-centric programming, to identify areas of additional opportunity. EE1 intends to pursue opportunities to build content in every area of the entertainment, sports, and travel industries - including joining artists in the recording studio, participating in an artist’s sound check, VIP back stage artist meet and greets, films, broadcast, live events including concerts and musical theatre, and fashion shows.

EE1 is a party to agreements with several entities for projects including a record album and production services related to two television shows featuring Kathy Ireland. These agreements are structured based on the type of entertainment or event produced and will provide revenue as a fee based on the services contracted and provided. In some cases, we will also receive on-going royalties based on sales (for example, album and movie sales).

kathy ireland® Health & Wellness

As a result of Ms. Ireland's five best selling fitness programs and her personal focus on health and wellness, we expect to develop a new brand utilizing these rights. Through licensing arrangements with third parties which we will seek to obtain, our goal is to create a brand which will include a wide variety of licensed products and services, targeted to both Baby Boomers as well as millennials. We believe that licensed products and services under this brand can benefit from a wide distribution path of grocery, drug and mass, as well as direct response and online sales. Our target market sectors for this brand include: complementary and alternative medicine; wellness lifestyle; real estate; spa industry; thermal/mineral springs; workplace wellness; beauty at every age; healthy eating; nutrition and weight loss; wellness tourism; fitness and mind-body; and preventive and personalized medicine. Our business plan for this brand, however, is in its preliminary stages and there are no assurances we will be successful in developing this brand concept or entering into agreements for licensed products.

Professional products division

Beauty & Pin-Ups is designed to be an innovative and cutting-edge producer and marketer of quality hair care and other beauty products. It has a brand name that we believe lends itself to various channels of distribution and licensing including swimsuits, cosmetics, nails, accessories and more. With an initial launch in September 2015 of “The Iron”, a unique styling tool, Beauty & Pin-Ups currently has 11 products, including:

•	Flaunt- Silkening Shampoo and Conditioner	•	Linger - Style and Sculpting Spray Gel

•	Luxe - Leave-in Spray On Revitalizing Conditioner	•	Fierce - Firm Hold Finishing Spray

•	Lavish - All in 1 Cleansing and Conditioning	•	Fearless Hair Rescue Treatment

•	Sway - Blow Out Styling Primer Enhanced with Marine Botanicals	•	Valor - Superfine Hair Spray

•	Fever - Thermal Protectant	•	Rewind - Shampoo and Conditioner

•	Stay Dirty - Dry Shampoo

Beauty & Pin-Ups uses healthy, lavish ingredients in stylist-tested formulas. All of the products are cruelty free – (not tested on animals), paraben, phthalate and sulfate free. We are just as proud of what is not in our products as what is in them. We believe that the result is beautiful, healthy hair. We believe that the brand is unique in its packaging with classic pin-up imagery on the bottles that are designed to create a feel of affordable luxury with a vintage, yet modern feel. Our mission of beauty with a purpose is inspired by the pin-up who was a symbol of empowerment… women who were comfortable in their own skin and defined femininity, yet had a fierce independence and confidence.

Marketing

We have an internal team that manages and facilitates our social media presence and strategy which strives to appeal to a wide audience with positive messaging that embraces inner beauty and authenticity. Through high quality visual imagery that engages both the consumer and the stylist, we seek to convey our message that beauty belongs to everyone. We use a mix of sales messaging, ingredient stories, giveaways/contests, and images of hairstyles to engage customers and increase reach. Our marketing messages and social media messages are complementary to each other; however social media is used as much more of a story telling platform. We aim to be a destination for both the consumer and the stylist to acquire knowledge about the latest styles and trends in the industry, and to be inspired.

We seek to build our brand through our websites, trade shows, television, digital, and social media. In addition, we seek editorial coverage for our brands and products not only in traditional media, but increasingly in digital and social media, leveraging significant opportunities for amplification.

We believe there are marketing opportunities and brand extensions including swimwear, sunglasses and intimate apparel utilizing the Beauty & Pin-Ups tradename that we may be able to take advantage of in future periods. While we have engaged in early stage discussions with third parties regarding these possible marketing opportunities and brand extensions, we have not entered into any agreements as of the date of this report.

Product development

Mr. Priel Maman, formerly the minority owner of Beauty & Pin-Ups, was the developer of the original Beauty & Pin-Ups product line. In our acquisition of the assets of Beauty & Pin-Ups in 2015 we acquired all of the intellectual property associated with those development efforts. Our products are conceptualized by our in-house team and utilizing the services of third party contractors the product formulas are then developed, tested and finalized. The research and development expense portion of the fees included in the amounts paid to third party contractors were approximately $32,825 and $36,750 in fiscal 2017 and fiscal 2016, respectively. Concurrently a third party contractor also assists also our in-house team in packaging design and development and production of marketing materials.

Sales channels

Beauty & Pin-Ups products have historically been sold primarily through Beauty Systems Group under a purchase order arrangement. Beauty Systems Group has approximately 1,265 stores nationwide, including over 150 franchise stores, and is one of the largest networks of professional distributor sales consultants in North America, with almost 1,000 consultants. We also distribute our products under purchase order arrangements with Paramount Beauty Distributing Associates, Inc. AMLP, BSG Canada, and recently online through JCPenney.com. Historically, we have been materially dependent upon Beauty Systems Group for sales of our Beauty & Pin-Ups products.

By the end of calendar year 2017, our goal was to expand our sales channels to multiple channels of beauty distribution, including wholesale and professional chain salon distribution as well as through additional e-commerce channels including from on our website. In furtherance of this goal, entering fiscal 2018 we have entered into five year distribution agreements with East Coast Enterprises, Inc., a distributor of beauty supply products in the northeast of the United States and with Century Beauty Supply, a distributor in Kentucky, Tennessee and Indiana. We are continuing to focus on extending our distributor channel across the United States.

Beauty & Pin-Ups is currently developing a North American sales support team to build sales for the brand with its distribution partners. This group is expected to cover all regions of the United States. In the first quarter of fiscal 2017 we hired a regional sales manager and as of December 1, 2017 we have hired 12 independent sales representatives.

Manufacturing, warehousing and raw materials

We manufacture our core products for Beauty & Pin-Ups through hair care and other third-party manufacturers in the United States and Canada; our flat iron products, foil pods for the irons, and promotional items (back packs, zipper bags, and clutch purses) are manufactured by third parties in China on a purchase order basis. Terms with our China-based manufacturers typically require 30% to 50% upon order with payment due when products are ready to ship.  We expect to continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment and reduce costs.

The principal raw materials used in the manufacture of our core products are essential oils, alcohols and specialty chemicals. We have engagements with specific organizations that are our “fillers”; they use the formulas provided to create the products and fill our packaging so we have a product that can be distributed to our customers. Our terms typically provide that upon an order being completed by the filler, balances are due within 30 to 45 days, although in some instances we have been required to place a deposit of 30% to 50% upon placement of an order.

We also purchase packaging components that are manufactured to our design specifications using our unique brand image. We utilize a third party firm that specializes in design and rollout of packaging, labeling, merchandising displays and advertising for our products.

We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market and reducing costs. In addition, we source within the region of manufacturing to allow for improved supply chain efficiencies. To date, we have been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products.

Government regulation

We and our products are subject to regulation by the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and, at such time as we expand our distribution outside the United States, the regulatory authorities in the countries in which our products may be sold. Such regulations principally relate to the ingredients, manufacturing, labeling, packaging, marketing, advertising, shipment, disposal and safety of our products. We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment or that relate to climate change.

We have engaged a third party that specializes in regulation in our industry to advise us and provide regulatory consulting services and regulatory and technical support for our product offering in the United States, Canada and Europe. At such time as we are successful in expanding our distribution network outside the United States, we will also be subject to the laws of the countries in which are products are imported and sold. We expect to expand our engagement of this third party to include these additional countries.

Intellectual property rights

In addition to our license agreement with kathy ireland® Worldwide described elsewhere in this report, our success depends, at least in part, on our ability to protect our brand names. We rely on a combination of trademarks, patents, copyrights, trade secrets and know-how, intellectual property licenses and other contractual rights (including confidentiality and invention assignment agreements) to establish and protect our proprietary rights.

We own the trademark rights used in connection with our brands in the United States including Beauty & Pin-Ups and EE1 and have a 10 year license for rights to the I’M1 trademark. We have also filed trademark registrations for an additional approximately 12 trademarks which we may use in the future as we launch new products under the Beauty & Pin-Ups product line or enter into licensing agreements for Beauty & Pin-Ups, I’M1 and EE1. We consider the protection of our trademarks to be important to our business.

We own both U.S., European Union and Chinese design patents on our hair iron titled “hair iron” and have filed application in the U.S., Europe and China for design patents for the hair foil, titled “aluminum foil for hair” under the Chinese application and “hair foil” under the U.S. and European Union application. This product is used in conjunction with the hair iron.

In connection with the recording master license agreement with McCoo & Davis, Inc. EE1 will own all intellectual property rights in the album, any videos, production elements and the master recordings and in all other forms of media, with the right to sublicense.

In addition to www.levelbrands.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Competition

I’M1’s competition includes established, well-capitalized companies with wide consumer recognition such as Armani, Ferragamo, Prada, Burberry, and Gucci as well as newer brands including Gilt, Me Undies, Uniqlo, Concepts, Roden and Grey, Machus, Far Fetch and The Corner. I’M1 is expected to be a younger brand, built to address the desires of millennials. While we expect we will seek to address the aspirations of our customers at attainable price points which we believe may give us a competitive advantage, there are no assurances we will ever be able to effectively compete within this sector.

EE1's principal competitors in the entertainment arena are expected to be large, established multi-national companies such as The Walt Disney Company, Bertelsmann Group, Comcast (owners of Universal, NBC, Telemundo), and 20th Century Fox. Additional competitive organizations include independent studios, though the majority of these agencies do not address consumers across multiple platforms. Despite the significant competition in the entertainment industry from larger, established and well-capitalized companies, we believe it is a field that welcomes, and is in fact driven, by disruption and we will seek to leverage the flexibility of a start-up without a large organizational structure to our advantage. There are no assurances, however, that we will ever be successful in effectively competing in this market segment.

There is vigorous competition within each market where our hair care and other beauty products are sold. Brand recognition, quality, performance, availability and price are some of the factors that impact consumers’ choices among competing products and brands. Advertising, promotion, merchandising and the pace and timing of new product introductions also have a significant impact on consumers’ buying decisions. We compete against a number of national and international companies, most of which have substantially greater resources than we do. Our principal competitors consist of large, well-known, multinational manufacturers and marketers of hair care and other beauty products, most of which market and sell their products under multiple brand names. They include, among others, L’Oreal Professional, Matrix Essentials, Redken, Paul Mitchell, Sebastian and Schwartzkopf. We also face competition from a number of independent brands, as well as some retailers that have developed their own beauty brands. Certain of our competitors also have ownership interests in retailers that are customers of ours. There are no assurances we will ever be able to effectively compete or that we will develop any widespread brand recognition.

Employees

At December 13, 2017 we had 11 full-time employees. There are no collective bargaining agreements covering any of our employees.

Our history

Our company was formed under the laws of the state of North Carolina in March 2015 under the name Level Beauty Group, Inc. In March 2015 we formed our majority owned subsidiary Beauty & Pin-Ups. In

November 2016 we changed the name of our parent company to Level Brands, Inc. In December 2016 we effected a 1:5 reverse stock split of our outstanding common stock.

In April 2015 we entered into a Contribution Agreement with Beauty & Pinups, Inc., a New York corporation that we refer to as "BPUNY" and Priel Maman, pursuant to which BPUNY and Mr. Maman contributed the business and certain assets, including the trademark “Beauty & Pin Ups” and its variants, certain other intellectual property and certain inventory to our Beauty & Pin-Ups subsidiary in exchange for a 12% membership interest in our subsidiary for Mr. Maman, a 10% membership interest in our subsidiary for Sigan Industries Group, and $150,000 in cash. In October 2016, as amended in March 2017, we acquired Sigan’s membership interest in exchange for 129,412 shares of our common stock. In April 2017 we acquired the remaining 12% interest in Beauty & Pin-Ups from Mr. Maman in exchange for 155,294 shares of our common stock. Following this transaction, we now own 100% of Beauty & Pin-Ups. For additional information on the terms of these agreements, please see Note 2 to the notes to our consolidated financial statements appearing elsewhere in this report.

I’M1 was formed in California in September 2016. IM1 Holdings, LLC, a California limited liability company, or “IM1 Holdings” was the initial member of I'M1. In January 2017, we acquired all of the Class A voting membership interests in I’M1 from IM1 Holdings in exchange for 583,000 shares of our common stock valued at $495,550. IM1 Holdings continues to own the Class B non-voting membership interests of I’M1. For additional information on the terms of these agreements, please see Note 2 to the notes to our consolidated financial statements appearing elsewhere in this report.

EE1 was formed in California in March 2016. EE1 Holdings, LLC, a California limited liability company, or “EE1 Holdings" was the initial member of EE1 Holdings. In January 2017, we acquired all of the Class A voting membership interests in EE1 from EE1 Holdings in exchange for 283,000 shares of our common stock valued at $240,550. EE1 Holdings continues to own the Class B non-voting membership interests of EE1. For additional information on the terms of these agreements, please see Note 2 to the notes to our consolidated financial statements appearing elsewhere in this report.

Level H&W was formed in North Carolina in October 2017. We expect that this new subsidiary will commence operations in fiscal 2018.

Additional information

We file annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The public may read and copy any materials that we file with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about Level Brands can be found on our website www.levelbrands.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

ITEM 1.A
RISK FACTORS.

Investing in our common stock involves risks. In addition to the other information contained in this report, you should carefully consider the following risks before deciding to purchase shares of our common stock. The occurrence of any of the following risks might cause you to lose all or a part of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements” for more information regarding forward-looking statements.

RISKS RELATED TO OUR OVERALL BUSINESS

Kathy Ireland is not an officer or director of our company. We are materially dependent upon our relationships with kathy ireland® Worldwide and certain of its affiliates. If these advisory agreements or license rights should be terminated or expire, we would be deprived of the services and our business could be materially adversely impacted.

While affiliates of kathy ireland® Worldwide are minority owners of both I’M1 and EE1, the terms of the operating agreements for those subsidiaries do not require them to provide any services to us. We have entered into a non-exclusive advisory agreement with kathy ireland® Worldwide, as amended, which expires in February 2025 under which we engaged it to provide various consulting and advisory services to us. Ms. Ireland serves in the non-executive role of Chairman Emeritus and Chief Brand Strategist to us under this agreement. Ms. Ireland is not a member of our management or board of directors, the title Chairman Emeritus is an honorary title and she is not a founder or co-founder of our company. Ms. Ireland provides services to us solely under the terms of the non exclusive advisory agreement. We have also entered into advisory agreements with additional affiliates of kathy ireland® Worldwide, including Messrs. Roseberry, Carrasco, Meharey and Mendoza, pursuant to which they provide various management and advisory services to us, including key operational roles at I’M1 and EE1. These agreements, which expire between February 2018 and September 2018, are expected to be renewed under similar terms prior to the expiration date. None of these services are provided on an exclusive basis, each of these individuals may have a conflict of interest in that they have a long term relationship with Kathy Ireland and have derived substantial income from kathy ireland® Worldwide and there is no minimum number of hours which are required to be devoted to us. In addition we have obtained a royalty free right to license the intellectual property related to kathy ireland® Health & Wellness. Our business model is materially dependent upon our continued relationship with kathy ireland® Worldwide, Ms. Ireland and her affiliates, including Messrs. Roseberry, Carrasco, Meharey and Mendoza. If we should lose access to those relationships or if the reputation of Ms. Ireland and/or kathy ireland® Worldwide were to be damaged, our results would suffer and there are no assurances we would be able to continue to operate our company and develop our brands as presently planned.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

Level Brands was formed in March 2015. During fiscal 2016 and fiscal 2015 our net sales were solely from our professional products division. We began reporting revenues from our licensing division and our entertainment division during the second quarter of fiscal 2017. In September 2017, we entered into wholesale license agreements for three new brands, including kathy ireland® Health & Wellness, a newly created brand. There are no assurances we will be successful in generating net sales in future periods based upon these new agreements. Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that we will successfully implement our business plan, operate profitably or will have adequate working capital to meet our obligations as they become due. Prospective investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

Our subsidiaries I’M1 and EE1 are new entities with a limited operating history and we recently entered into a license agreement licensing the rights to certain intellectual property related to kathy ireland ® Health & Wellness, a newly created brand with no operating history, which does not afford investors a sufficient history on our company which to base an investment decision.

I’M1 and EE1 are entities formed in September 2016 and March 2016, respectively. We acquired membership interests in each of these entities in January 2017. Both entities are in the early stages of their businesses and we began reporting revenues from each of these subsidiaries operations in the second quarter of fiscal 2017. In September 2017 we entered into an exclusive license agreement to license the trademark and intellectual property rights for kathy ireland® Health & Wellness, a newly created brand with no operations. We do not know when we may begin reporting revenues from this business unit. Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due. Prospective investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We have a history of losses and there are no assurances we will report profitable operations in future periods.

We reported net losses to common shareholders of $1,738,734 and $3,356,489 for fiscal 2017 and fiscal 2016, respectively. Until such time, if ever, that we are successful in generating profits which are sufficient to pay our operating expenses it is likely we will continue to report losses in future periods. Further, historically our revenues have been attributable to sales from our professional products division and we did not begin reporting revenues from either our licensing division or our entertainment division until the second quarter of fiscal 2017. There are no assurances we will generate substantial revenues from the new businesses or that we will ever generate sufficient revenues to report profitable operations or a net profit.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As described later in this report, our management has determined that, as of September 30, 2017, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. While we have never been required to restate our consolidated financial statements and expect to remediate the material weakness during fiscal 2018, the existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our consolidated financials is possible.

The terms of the various agreements between our company and kathy ireland® Worldwide contain termination provisions which may impact management's ability to make certain decisions regarding the operation of our company.

The master advisory and consulting agreement with kathy ireland® Worldwide on which we are materially dependent provides that the agreement is immediately terminable by kathy ireland® Worldwide if any officers are terminated or resign, including Mr. Roseberry in his role as President and co-Managing Director of I'M1 and EE1, or if additional officers are appointed for each I'M1 and EE1 without the consent of kathy ireland® Worldwide. The wholesale license agreement for kathy ireland® Health & Wellness™ contains the right of kathy ireland® Worldwide to immediately terminate it if any officers are terminated or removed or additional officers are appointed with respect to either I'M1 or EE1, or if we compete with or invest in business that compete with kathy ireland® Worldwide. We believe our relationship with kathy ireland® Worldwide and its affiliates is good. It is possible, however, that our management's ability to make certain operational decisions which it believes are otherwise in the best interests of our company could be restricted in future periods if these decisions could result in triggering the rights of kathy ireland® Worldwide to terminate any agreement.

Our business depends on consumer spending patterns.

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Reduced consumer spending on beauty products could have an adverse effect on our operating results in future periods.

Substantially all of our net sales have been to a limited number of customers, the loss of any of which would be materially adverse to our company.

Substantially all of our net sales in fiscal 2017 and 2016 were attributable to sales to a limited number of customers. There are no assurances sales to these customers will continue. While we expect to add additional customers to our distribution network in the future for our professional products division, and expand our licensing and consulting clients in our other divisions, until such time as we are successful in these efforts, of which there is no assurance, any significant decrease in sales to any of our customers would have a material adverse financial effect on our company.

A significant amount of our net sales were from customers who are identified as related parties, the loss of any of which would be materially adverse to our company.

A significant amount of our net sales in fiscal 2017, totaling $1,731,238, were from customers who are identified as related parties. There are no assurances sales to these customers will continue. While we expect to add additional customers in all of our businesses as we expand our licensing and consulting clients, until such time as we are successful in these efforts, of which there is no assurance, any significant decrease in sales to any of our customers would have a material adverse financial effect on our company.

If we fail to promote and maintain our brands in the market, our businesses, operating results, financial condition, and our ability to attract customers will be materially adversely affected.

Our success depends on our ability to create and maintain brand awareness for our product offerings. This may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. Additionally, many of the companies offering similar products have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brands allowing us to compete in this market. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brands, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

If we are unable to identify and successfully acquire additional brands and trademarks, our growth may be limited, and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A component of our growth strategy is the acquisition of additional brands and trademarks. We generally compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. However, as more of our competitors continue to pursue our brand management model, competition for specific acquisition targets may become more acute, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional trademarks or the rights to use additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we seek to temper our acquisition risks by following acquisition guidelines relating to the existing strength of the brand, its diversification benefits to us, its potential licensing scale and credit worthiness of the licensee base, acquisitions, whether they be of additional intellectual property (“IP”) assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations.

Acquisition of brands or trademarks transactions involve a number of risks and present financial, managerial and operational challenges, including: diversion of management’s attention from running our existing business; unanticipated costs associated with the target acquisition, appropriately valuing the target acquisition and analyzing its marketability, increased expenses, including legal and administrative expenses; integration costs related to the customer base and business practices of the acquired company with our own; and adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions.

When we acquire IP assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. As a result, there is no guarantee that our shareholders will achieve greater returns as a result of any future acquisitions we complete.

Each of our I'M1 and EE1 subsidiaries are governed by operating agreements that require us to distribute amounts to minority members in certain circumstances. These distributions could reduce the amount of operating capital we have in future periods.

Under the terms of the operating agreements for each of I’M1 and EE1, Level Brands as the manager of these entities is responsible for the operations, including the payment of the operating costs. These costs are then deducted from the “profits” of the entity and a portion of those amounts, as determined by the particular operating agreement, will then be distributed to the members. We own all of the voting interests in I'M1 and EE1. During fiscal 2017 EE1 made a distribution to its members. Distributions to the members of I'M1 and EE1 will reduce the amount of working capital available to us and could adversely impact our liquidity in future periods.

The value of the equity securities we may accept as compensation under consulting agreements will be subject to adjustment which could result in losses to us in future periods. By accepting equity securities as partial compensation for our services, we may be adversely impacting our working capital in future periods.

As described elsewhere herein, in March 2017 I'M1 entered into a consulting agreement with a third party under which we accepted shares of its common stock as partial compensation for the services to be provided. In May 2017 as compensation under the terms of an advisory agreement I'M1 and EE1 received a warrant to purchase shares of the third party’s stock which was exercised in June 2017. Since then we have entered into similar agreements with additional clients and it is possible we may enter into similar arrangements with other third parties. By accepting equity securities as partial compensation for our services in lieu of cash, we will be incurring expenses to deliver the services without the corresponding cash payments from our clients. As such, we will be utilizing a greater portion of our working capital to provide services with the hope that we may benefit from an increase in the market value of the equity securities we have received in future periods. In addition, these securities will be reflected on our balance sheets in future periods as “marketable securities” or “investment other securities”. At the end of each quarter, we will evaluate the carrying value of the marketable securities or investment other securities for a decrease in value. We will evaluate the company underlying these marketable securities or investment other securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings. As a result of these policies, it is possible that we may recognize impairments on the carrying value of these securities in future periods. Any future impairments would adversely affect our operating results for the corresponding periods in that we would be required to reduce the carrying value of these investments.

We may be unable to liquidate securities we accept as partial compensation under consulting agreements which could adversely impact our liquidity in future periods.

Our ability to sell any securities we accept as partial compensation under consulting agreements is dependent upon a number of factors, including the existence of a liquid market for the securities and our compliance with the resale provisions of Federal securities laws which require us to hold the shares for at least six months, among other factors. While we expect to generally accept securities from issuers who are publicly traded or who are expecting to become a publicly traded company, there are no assurances a liquid market will exist in such securities at such time as we are able to resell the shares, or that the price we may receive will be commensurate with the value of the services we are providing. In that event, we would not benefit from the expected rise in the market price of the securities we own as a result of our efforts on behalf of the client company. In addition, depending upon the terms of our business relationship with the issuer of the securities, it is possible that from time to time we could be in possession of non-public information regarding the issuer which could prohibit us from disposing of the shares at a time when it is advantageous to us to do so. If we are unable to readily liquidate any securities we accept as compensation, we would be deprived of the cash value of those services and we would be required to write-off the carrying value of the securities which could adversely impact our results of operations in future periods.

The Investment Company Act of 1940 will limit the value of securities we can accept as payment for our business consulting services which may limit our future revenues.

We have accepted securities as partial payment for consulting services to be rendered by I'M1 and may do so again in the future, but only to the extent that it does not cause us to become classified as an investment company under the Investment Company Act of 1940. Although we do not believe we are engaged in the business of investing, reinvesting or trading in securities, and we do not currently hold ourselves out to the public as being engaged in those activities, it is possible that we may be deemed to be an “inadvertent investment company” under Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, or the “ICA”, if more than 40% of our future income and/or more than 40% of our assets are derived from “investment securities” (as defined in the ICA), and if we are deemed to be, or perceived to be, primarily engaged in the business of investing, reinvesting or trading in securities. If we were deemed or found to be an investment company by the SEC or a court of law, then we would face significant consequences and additional regulatory obligations. For example, registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action by the SEC, that we would be unable to enforce contracts with third parties or that third parties with whom we have contracts could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company. To the extent that we are required to reduce the amount of securities we may accept as payment for consulting services to avoid becoming an investment company, our ability to maximize our future revenues from consulting arrangements with potential licensees may be adversely impacted.

We may require additional capital to finance the acquisition of additional brands and if we are unable to raise such capital on beneficial terms or at all this could restrict our growth.

We may, in the future, require additional capital to help fund all or part of potential acquisitions. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot guarantee that, if and when needed, additional financing will be available to us on acceptable terms or at all. Further, if additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital or as acquisition consideration, our existing shareholders may experience dilution or the new securities may have rights senior to those of our common stock.

RISKS RELATED TO OUR LICENSING AND ENTERTAINMENT DIVISIONS
AND OUR HEALTH & WELLNESS BRAND

We are materially dependent upon the wholesale license agreement with kathy ireland® Worldwide. If this agreement were to be terminated, we would be unable to continue to operate I’M1.

In January 2017, I’M1 entered into a 10 year wholesale license agreement with kathy ireland® Worldwide under which we were granted exclusive royalty free rights to certain marks and tradenames associated with the I’M1 brand. This agreement may be immediately terminated upon notice to us if I’M1 terminates, removes or replaces officers, if we cease to be the manager of I’M1 or if we compete with or invest in a business that competes with kathy ireland® Worldwide. The restriction on competition against kathy ireland® Worldwide may limit our ability to enter into licensing agreements in the future for products which could impact our revenues in future periods. If kathy ireland® Worldwide should terminate this wholesale license agreement, our ability to operate I’M1 under that brand name would cease and, depending upon the amount of revenues we are then recognizing from that brand, our results of operations and liquidity in future periods could be materially adversely impacted.

 We may never generate any significant royalties under the terms of the wholesale license agreements with either Nicholas Walker or Andre Carthen.

In September 2017, we entered into non-exclusive wholesale license agreements with two parties, each of which have a preexisting relationship with kathy ireland® Worldwide. We have agreed to pay each of the licensors certain amounts as consideration for these agreements in the form of cash and equity. We will incur certain additional costs in our efforts to attract and secure additional licensed products for each of these licensors. Our future compensation, if any, will be in the form of royalties. In order for these non-exclusive wholesale license agreements to provide an economic benefit to our company, we will need to generate consistent, meaningful royalties from products sold or manufactured using the marks of these licensors. There are no assurances we will be successful in our efforts to attract sub-licensees or that the costs incurred in these efforts will not exceed royalties received from these agreements.

The failure of our licensees to adequately produce, market, import and sell products bearing our brand names in their license categories, continue their operations, renew their license agreements or pay their obligations under their license agreements could result in a decline in our results of operations.

Our future revenues from our licensing division will be substantially dependent on royalty payments made to us under our license agreements, in addition to compensation under any consulting agreements we may enter into with the third parties for services by either our licensing division, our entertainment division, or both. The failure of our licensees to satisfy their obligations under these agreements, or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such, thereby eliminating some or all of that stream of revenue. It is possible that the milestones to be met under the terms of licensing agreements may never be achieved which also could deprive us of additional revenues. There can be no assurances that we will not lose the licensees under our license agreements due to their failure to exercise the option to renew or extend the term of those agreements or the cessation of their business operations (as a result of their financial difficulties or otherwise) without equivalent options for replacement. Any of such failures could reduce the anticipated revenue stream to be generated by the license agreements. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements, or to be able to continue to import goods (including, without limitation, as a result of labor strikes or unrest), could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above any guaranteed minimums) due to us.  Further, the failure of our licensees and/or their third party manufacturers, which we do not control, to adhere to local laws, industry standards and practices generally accepted in the United States in areas of worker safety, worker rights of association, social compliance, and general health and welfare, could result in accidents and practices that cause disruptions or delays in production and/or substantial harm to the reputation of our brands, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.  A weak economy or softness in certain sectors including apparel, consumer products, retail and entertainment could exacerbate this risk. This, in turn, could decrease our potential revenues and cash flows.

From time to time we may compete with kathy ireland Worldwide® in securing advisory or representation agreements with potential clients for EE1 which may create a conflict of interests for the managing directors of EE1.

kathy ireland® Worldwide is an established company which has significant experience in assisting companies in the promotion and management of their brands through licensing and advisory agreements. Affiliates of kathy ireland® Worldwide are responsible for the day to day operations of EE1 and kathy ireland® Worldwide. Part of EE1's business competes with kathy ireland ®Worldwide in identifying and securing clients for its advisory services. For example, both EE1 and kathy ireland ®Worldwide are parties to substantial identical representation agreements with Dada Media, Inc. and David Tutera. These affiliates will be able to determine which entity, either kathy ireland® Worldwide or EE1, is referred to the potential client. kathy ireland® Worldwide has more experience and resources and there are no assurances that conflicts of interest which may arise will be resolved in our favor. As a result, it is possible that we may lose out on potential business opportunities.

We could become a party to litigation involving our licensed products which could result in additional costs to us. Certain licensed products may be more likely to lead to product liability lawsuits than others, which could expose us to additional unknown risks.

Although we are not responsible for the manufacturing, sale or distribution of licensed products, it is possible our company could be named as a defendant in litigation related to licensed products. Certain licensed products may, by virtue of the industry in which they are sold and the governmental regulations to which they are subject, such as vaping products, could be more likely to be the subject of litigation than others. Notwithstanding that our standard form of license agreements requires the licensee to indemnify us against ligation involving the licensed products and to maintain product liability insurance policies, it is possible that a licensee may fail to maintain this coverage during the term of the license agreement. While we would then have a right to terminate the license agreement as a result of this breach of its terms, there are no assurances we would not be required to expend significant funds and management time defending our company in any potential product liability insurance claim. There are no assurances that we would prevail in any such litigation, which could subject us to judgments and costs of settlements which could adversely impact our liquidity and results of operations in future periods.

As a result of the intense competition within our targeted licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to compete successfully.

Many of our targeted trademark licenses are for products in the apparel, fashion accessories, footwear, beauty and fragrance, home products and décor, consumer electronics and entertainment industries in which licensees face intense competition from third party brands and licensees. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, importation, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to compete successfully in the markets for their products, and we may not be able to compete successfully with respect to our licensing arrangements.

Our business is dependent on market acceptance of our brands and the potential future products of our licensees bearing these brands.

Although some of our targeted licensees might have guaranteed minimum net sales and minimum royalties to us, a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenue and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary intellectual property, or “IP”, assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results.

The industries in which we target to compete, including the apparel industry, are subject to rapidly evolving trends and competition. In addition, consumer tastes change rapidly. The licensees under our licensing agreements may not be able to anticipate, gauge or respond to such changes in a timely manner. Failure of our licensees to anticipate, identify and capitalize on evolving trends could result in declining sales of our brands and devaluation of our trademarks. Continued and substantial marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands, are required to maintain market acceptance of the licensees’ products and to create market acceptance of new products and categories of products bearing our trademarks; however, these expenditures may not result in either increased market acceptance of, or licenses for, our trademarks or increased market acceptance, or sales, of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our brand names through the provision of trend direction and our right to preview and approve a majority of such products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks, and therefore, have more limited control over such products’ quality and design than would a traditional product manufacturer.

 RISKS RELATED TO OUR PROFESSIONAL PRODUCTS DIVISION

The majority of our net sales to date in our professional products division are generated on the basis of purchase orders, rather than long term purchase commitments; which could adversely affect our financial position and results of operations.

Our operating history is not long enough to evaluate the likelihood of future cancellations or deferments of customer orders related to product sales in our professional products division. Manufacturers and distributors are currently contracted on a per order basis. The lack of long-term purchase commitments creates a risk that product demand may be reduced if orders are canceled or deferred or, in the event of unanticipated demand, an inability to timely produce and deliver our products. We do not have long-term agreements with our distributors, manufacturers or suppliers and these parties may disrupt or cancel a purchase order or defer or delay shipments of our products at any time. Furthermore, because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual net sales may be different from our forecasts, which could adversely affect our financial position and results of operations.

A decline in the price of, or demand for, any of our business services or products, would seriously harm our revenues and operating margins.

Beauty & Pin-Ups accounted for all of our net sales in fiscal 2016 and approximately 22% of our net sales in fiscal 2017. We expect to be reliant on revenues from this division until we are able to begin generating significant revenues and cash flows from our licensing division and/or our entertainment division. Consequently, a decline in the sales of price of, or demand for the Beauty & Pin-Ups product line would seriously harm our business.

The beauty products business is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies much larger than ours throughout the world, including multinational consumer product companies. Almost all of these competitors have much greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us. Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business. As a new company with limited brand recognition, there are no assurances we will ever be able to effectively compete in our target markets.

We may be unable to protect our intellectual property rights and/or intellectual property rights licensed to us, and may be subject to intellectual property litigation and infringement claims by third parties.

We intend to protect our intellectual property through limited patents and our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and unauthorized parties may copy or otherwise obtain and use our products, processes or technology. Additionally, there can be no assurance that others will not independently develop similar know-how and trade secrets. We are also dependent upon the owners of intellectual property rights licensed to us under various wholesale license agreements to protect and defend those rights against third party claims. If third parties take actions that affect our rights, the value of our intellectual property, similar proprietary rights or reputation or the licensors who have granted us certain rights under wholesale license agreements, or we are unable to protect the intellectual property from infringement or misappropriation, other companies may be able to offer competitive products at lower prices, and we may not be able to effectively compete against these companies. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, may require us to:

●	defend against infringement claims which are expensive and time consuming;

●	cease making, licensing or using products that incorporate the challenged intellectual property;

●	re-design, re-engineer or re-brand our products or packaging; or

●	enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

In the event of claims by third parties for infringement of intellectual property rights we license from third parties under wholesale license agreements, we could be liable for costs of defending allegations of infringement and there are no assurances the licensors will either adequately defend the licensed intellectual property rights or that they would prevail in the related litigation. In that event, we would incur additional costs and may deprived from generating royalties from these agreements.

A disruption in operations or our supply chain could adversely affect our business and financial results.

We are subject to the risks inherent in manufacturing our products, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. If such an event were to occur, it could have an adverse effect on our business and financial results.

We are dependent upon suppliers for our raw materials which we purchase on a per order basis without long term contracts and our suppliers are dependent on the continued availability and pricing of raw materials, either of which could negatively affect our ability to manage costs and maintain profitable operating margins.

We currently purchase our raw materials from suppliers with whom we have no written purchase contracts. Any supplier and any order may be terminated or rejected by any supplier at any time. Our reliance on open orders, no preference or assurances from suppliers, and our reliance on these suppliers, creates a risk that our supply of raw materials may be interrupted at any time. We may not be able to timely source another supplier, resulting in delays and decreased sales. There are no assurances that we will be able to maintain adequate stockpiles or that we will be able to acquire and stockpile raw materials at reasonable costs. Our failure to ensure a steady supply of raw material or any significant interruption in the supply of raw materials could have a material adverse effect on our operations and ability to timely fulfill orders, resulting in lost orders and revenue.

We rely on third-parties to manufacture and to compound our products, and we have no control over these manufactures and may not be able to obtain quality products on a timely basis or in sufficient quantity.

All of our products are manufactured or compounded by unaffiliated third parties. We do not have any long-term contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and import capacity. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

Adverse changes in political and economic policies of the People’s Republic of China government could negatively affect the production and cost of certain of our products and damage our business.

Certain of our products are currently manufactured in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China and relationships with the United States. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the higher level of government involvement and regulation;

●	the early stage of development of the market-oriented sector of the economy;

●	the rapid growth rate;

●	the higher rate of inflation;

●	tariffs and the higher level of control over foreign exchange; and

●	government control over the allocation of many resources.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. Any adverse change in the economic conditions or government policies in China or relationship with the United States could have a material adverse effect on tariffs and the cost or availability of our products and consequently have a material adverse effect on our business and prospects.

Like other distributors and manufacturers of beauty products, we face an inherent risk of exposure to product liability claims in the event that the use of the products that we sell results in injury.

While we believe we are currently materially compliant with regulations covering our products, we may be subjected to various product liability claims, including claims that the products we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. In addition, we may be forced to defend lawsuits. While to date we have never been subject to any product liability claim, given our limited operating history we cannot predict whether product liability claims will be brought against us in the future or predict the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. If our insurance protection is inadequate and our third-party vendors do not indemnify us, the successful assertion of product liability claims against us could result in potentially significant monetary damages. In addition, interactions of our products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored. We may also be exposed to claims relating to product advertising or product quality. People may purchase our products expecting certain physical results, unique to beauty products. If they do not perceive expected results to occur, such individuals may seek monetary retribution.

Our business may be adversely affected by unfavorable publicity within the beauty products market.

We believe that the beauty products market is significantly affected by national media attention. As with any retail provider, future scientific research or publicity may not be favorable to the industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the use of our products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research, could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent upon consumers’ perceptions of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that beauty products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

Our success is dependent upon the successful introduction of our new products and success in expanding the demand for existing brands.

We believe the growth of our net sales is substantially dependent upon our ability to introduce our products to the public. Our ability to meet future obligations is dependent in large measure on the success of our product sales. Subject to the availability of sufficient capital and the further establishment of effective distribution channels, we expect to introduce additional products. The success of new products is dependent upon a number of factors, including our ability to formulate products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that our efforts to formulate new products will be successful or that consumers will accept our new products. In addition, products experiencing strong popularity and rapid growth may not maintain their sales volumes over time.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

There may never be an active market for our common stock, which is listed on the NYSE American.

Following our initial public offering in November 2017, there currently is a limited market for our common stock. Although our common stock is listed on the NYSE American, trading of our common stock is limited and sporadic and generally at very low volumes. Further, the price at which our common stock has traded has been below its initial public offering price. We expect that the price will continue to fluctuate significantly in response to various factors, many of which are beyond our control. The stock market in general, and securities of small-cap companies in our industry in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in further volatility in the price at which our common stock may trade, which could cause its value to decline. A more active market for our common stock may never develop. As a result, investors must bear the economic risk of holding their shares of our common stock for an indefinite period of time.

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is listed on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE America, in its opinion, inadvisable. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

The issuance of shares upon exercise of our outstanding options, warrants, and restricted stock options may cause immediate and substantial dilution to our existing shareholders.

We presently have options and warrants that if exercised would result in the issuance of an additional 645,476 shares of our common stock. We presently have restricted stock awards that when vested will result in the issuance of an additional 230,000 shares of our common stock. The issuance of shares upon exercise of warrants and options and upon the vesting of the restricted stock awards may result in dilution to the interests of other shareholders.

The price of our common stock may be volatile, and you could lose all or part of your investment.

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this report. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	changes in operating performance and stock market valuations of other hair care products companies generally;

●	sales of shares of our common stock by us or our shareholders;

●
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses or brands by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies but not to “emerging growth companies,” including, but not limited to:

●
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or “Sarbanes-Oxley Act”;

●
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Our executive officers, directors and their affiliates may exert control over us and may exercise influence over matters subject to shareholder approval.

Our executive officers and directors, together with their respective affiliates, beneficially own approximately 21.3% of our outstanding common stock as of December 13, 2017. Accordingly, these shareholders, if they act together, may exercise substantial influence over matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our common stock share price and trading volume could decline.

An active trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We may be unable to attract or sustain coverage by well-regarded securities and industry analysts. If either none or only a limited number of securities or industry analysts cover us or our business, or if these securities or industry analysts are not widely respected within the general investment community, the trading price for our common stock would be materially and negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who cover us or our business downgrade our common stock or publish inaccurate or unfavorable research about us or our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or our business, or fail to publish reports on us or our business regularly, demand for our common stock could decrease, which might cause the price of our common stock and trading volume to decline.

Public company requirements may strain our resources and divert management’s attention, which could adversely impact our ability to execute our strategy and harm operating results.

As a newly public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as “Dodd-Frank,” the listing requirements of the NYSE American and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” While the members of our board of directors have substantial experience relevant to our business, they have limited experience with operations as a public company upon which you can base your prediction of our future success or failure in complying with public company requirements. Our management may fail to comply with public company requirements, or may fail to do so effectively and efficiently, each would materially and adversely harm our ability to execute our strategy and, consequently, our operating results.

Furthermore, as a result of disclosure in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If these claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of management and adversely affect our business, brand and reputation and results of operations. Our new public company status and these new rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of the board of directors, particularly to serve on the audit committee and compensation committee, and qualified executive officers.

Some provisions of our charter documents and North Carolina law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders and may prevent attempts by our shareholders to replace or remove our current management.

Provisions in our articles of incorporation and bylaws, as well as provisions of North Carolina law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, or remove our current management. These include provisions that:

●	permit our board of directors to issue up to 50,000,000 shares of preferred stock, with any rights,

preferences and privileges as they may designate;

●
provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

●
do not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, who are responsible for appointing the members of our management. In addition, North Carolina has two primary anti-takeover statutes, the Shareholder Protection Act and the Control Share Acquisition Act, which govern the shareholder approval required for certain business combinations. As permitted by North Carolina law, we have opted out of both these provisions. Accordingly, we are not subject to any anti-takeover effects of the North Carolina Shareholder Protection Act or Control Share Acquisition Act. Any provision of our articles of incorporation, bylaws or North Carolina law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for our shares of common stock.

ITEM 1B.
UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.
DESCRIPTION OF PROPERTY.

Our headquarters are located in approximately 2,000 square feet in a modern four-story building in Charlotte, North Carolina which we sub-lease under a verbal agreement, on a month to month basis with no further commitments. We currently pay an annual base rental of approximately $48,000. In 2018 we expect to enter into a longer term lease either in the same location or an alternate location and anticipate that our rent will increase. In addition we have separate office space for our subsidiary Beauty and Pin-Ups located in approximately 2,400 square feet in the same building in Charlotte, North Carolina which we sub-lease from a subsidiary of Kure Corp., a related party, under the terms of an agreement expiring on January 1, 2018. Under the terms of this agreement, we currently pay an annual base rental of approximately $82,950. We will move this subsidiary into new office space in January 2018 and have negotiated a sublease with Kure Corp. to utilize office and warehouse space. The lease is for six months and then changes to a month to month lease. The rate is $3,000 per month.

In addition we have warehouse space where we store small amount of product and related items in Charlotte, North Carolina. This space totals approximately 500 square feet and is on a month to month arrangement under an oral agreement. Most of our product is stored at our manufacturers as a part of their services to us or to a third party logistics company and is charged based on volume of space needed. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.
LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since November 17, 2017 our common stock has been listed on the NYSE American under the symbol "LEVB." Prior thereto, there was no market for our common stock. The reported high and low last bid prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal 2018
November 17, 2017 to December 13, 2017	$5.55	$4.57

The last sale price of our common stock as reported on the NYSE American on December 13, 2017 was $4.70 per share. As of December 13, 2017, there were approximately 216 record owners of our common stock.

Dividend policy

We do not currently intend to pay dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock, if any, will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and any other factors that our Board may deem relevant.

Recent sales of unregistered securities

Set forth below are issuance of equity securities sold by us during fiscal 2017 that were not registered under the Securities Act. Except as may be set forth below, all recipients were accredited or otherwise sophisticated investors who had access to business and financial information on our company, we did not pay any commission's or finder's fees and the issuances were exempt from registration based upon an exemption provided by Section 4(a)(2) of the Securities Act.

In October 2016, we sold an aggregate amount of $2,125,000 of our 8% convertible promissory notes to accredited investors, and in connection with the issuance of the notes issued warrants to purchase 141,676 shares of our common stock at an exercise price of $7.80 per share. In June 2017, the note holders converted the principal amount of the notes and all accrued interest into 570,254 shares of our common stock. The issuances were exempt from registration based upon an exemption provided by Section 3(a)(9) of the Securities Act.

In October 2016 we also issued 14,667 shares of our common stock valued at $12,467 to three individuals in connection with our acquisition of a minority membership interest in Beauty & Pin-Ups.

In October 2016 we also issued 38,358 shares of our common stock to six individuals and entities upon the cashless exercise of a placement agents warrants previously granted to T.R. Winston & Co LLC and its affiliates.

In October 2016 we also granted restricted stock awards of 230,000 shares of our common stock, vesting January 1, 2018, to our Chief Executive Officer and members of our board of directors.

In November 2016 we issued LBGLOC LLC 14,000 shares of our common stock valued at $105,000 as consideration for renewal of the line of credit.

In November 2016 we also issued Stone Street Partners, LLC an aggregate of 76,000 shares of our common stock valued at $570,000 as compensation for services.

In November 2016 we issued 20,000 shares of our common stock valued at $17,000 to Best Buddies International as a charitable contribution.

In January 2017 we issued an aggregate of 26,667 shares of our common stock valued at $22,667 as additional compensation to two employees, including our chief financial officer.

In January 2017 we issued EE1 Holdings 283,000 shares of our common stock valued as $240,550 as consideration for the purchase of the Class A membership interests in EE1.

In January 2017 we also issued IM1 Holdings 583,000 shares of our common stock valued as $495,550 as consideration for the purchase of the Class A membership interests in I’M1.

In March 2017 we issued 114,745 shares of our common stock valued at $97,533 to three individuals as additional consideration in connection with our acquisition of a minority membership interest in Beauty & Pin-Ups.

In April 2017 we issued the minority owner in Beauty & Pin-Ups 155,294 shares of our common stock valued at $132,000 in exchange for the remaining 12% member interest in that subsidiary.

In June 2017 we issued 195,740 shares of our common stock upon the satisfaction of $593,797 of principal and accrued interest due under a revolving credit line. The issuance was exempt from registration based upon an exemption provided by Section 3(a)(9) of the Securities Act.

In June 2017, we issued and sold an aggregate of 77,000 shares of our common stock for proceeds of $304,150 to two accredited investors in a private offering.

In July 2017, we issued an investor relations firm 5,000 shares of our common stock, valued at $19,750, as partial compensation for services to be rendered to us under the terms of an agreement.

In July 2017, we issued and sold 133,000 shares of common stock for proceeds of $525,350. The purchasers were affiliates of our Chairman and CEO.

In August, 2017, we issued 19,100 shares of common stock valued at $75,445 to a firm as compensation for services to us under the terms of an agreement.

In August, 2017, we issued 1,500 shares of common stock upon exercise of options by a past employee.

In September 2017, we issued 45,500 shares of our common stock valued at $179,725 as partial compensation under the terms of a wholesale license agreement, and issued the licensor warrants to purchase an additional 45,500 shares of our common stock at a strike price of $4.00 which were valued at $65,338.

In September 2017, we also issued 25,000 shares of our common stock valued at $98,750 as partial compensation under the terms of a wholesale license agreement, and issued the licensor warrants to purchase an additional 25,000 shares of common stock at a strike price of $4.00 which were valued at $35,900.

In October 2017 we issued an aggregate of 7,593 shares of our common stock valued at $30,000 to three of our independent directors as compensation for their services.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.
SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our future operating results, however, are impossible to predict and no guaranty or warranty is to be inferred from those forward-looking statements.

Overview

Formed in March 2015, we are positioning Level Brands to be an innovative branding and marketing company. We intend to focus our efforts on lifestyle-based brands and omni-entertainment experiences. Our goal is to create a bold, unconventional and socially responsible image and consciousness for our businesses. Our mission is overseen by our Chairman Emeritus and Chief Brand Strategist Kathy Ireland. Our business strategy is to utilize our relationship with kathy ireland® Worldwide in order to secure strategic licenses and joint venture partnerships around the world for our brands, as well as to grow the portfolio of brands through the licensee of third party brands and strategic acquisitions. Our ability to successfully implement our business strategy is dependent on our ability to leverage our contractual arrangement with Ms. Ireland and kathy ireland® Worldwide.

Our business model is designed with the goal of maximizing the value of our brands through entry into license agreements with partners that are responsible for the design, manufacturing and distribution of our licensed products. We promote our brands across multiple channels, including print, television and social media. We believe that this “omnichannel” (or multi-channel) approach, which we expect will allow our customers to interact with each of our brands, in addition to the products themselves, will be critical to our success.

Historically our revenues are attributable to sales of our Beauty & Pin-Ups brand of products. With the acquisitions of membership interests in I’M1 and EE1 in January 2017 we expanded our brand portfolio and our revenue sources to include revenues from licensing fees, brand management consulting fees and royalties. Following these acquisitions, the continued implementation of our business model and the recent licensing of the rights to the name and intellectual property rights associated with kathy ireland® Health & Wellness, we now manage our business in four business units, including:

●
the professional products division, which is a producer and marketer of quality hair care and beauty products. Revenues from this division are attributable to sales of our Beauty & Pin-Ups brand of products;

●	the licensing division, which is designed to establish a lifestyle brand through the licensing of select products and categories targeted primarily to men under the I'M1 brand;

●	the entertainment division, which is focused on producing and marketing omni-entertainment experiences and providing brand management services, all under the EE1 brand; and

●	kathy ireland® Health & Wellness, a newly created brand which is in the early stages of development.

We currently report our operations and revenues in three operating segments, this information is utilized on a regular basis by our chief operating decision maker ("CODM") to evaluate performance and allocate resources. Our Chief Executive Officer has been identified as the CODM. In identifying our reportable operating segments, we consider our management structure, the economic characteristics, processes and services delivered. In future periods we will aggregate and report revenues from the kathy ireland® Health & Wellness business unit, if any, in our licensing segment as the economic characteristics, processes and services delivered are similar.

Utilizing a portion of the proceeds from our recently completed initial public offering we expect to devote significant assets and efforts to the marketing, development and promotion of our brands. Both our licensing division and our entertainment division first began generating revenues from contractual relationships during the second quarter of fiscal 2017. We expect each of those divisions to continue to expand their client base going forward through additional licensing and advisory engagements. During fiscal 2017 we expanded our Beauty & Pin-Ups product line with the introduction of additional hair care and beauty products and added additional distributors of the products for fiscal 2018.

As we continue to implement our business strategy, however, we expect to encounter hurdles typically encountered by new companies, operating in highly competitive environments. By the nature of licensing agreements, the time between the execution of a licensing agreement and the launch of the licensed products will vary from client to client, and it may be some time before we begin generating royalty revenues. The terms of the various consulting agreements may also result in inconsistent revenues from period to period based upon the delivery requirements and timelines of the services. We believe, however, that over time our business model will enable us to rapidly grow our revenues while enabling us to control costs and overhead expenses.

Results of Operations

Sales

The following tables provide certain selected consolidated financial information for the periods presented:

	Fiscal 2017	Fiscal 2016	Change
Sales	$3,650,480	$2,631,125	$1,019,355
Sales related party	$1,731,238	-	$1,731,238
Total gross sales	$5,381,718	$2,631,125	$2,750,593
Allowances	(906,765)	(599,563)	307,202
Net sales	$2,743,715	$2,031,562	$712,153
Net sales related party	$1,731,238	-	$1,731,238
Total net sales	$4,475,953	$2,031,562	$2,444,391
Costs of sales	$1,355,381	$1,618,432	$(263,051)
Gross profit as a percentage of net sales	69.7%	20.3%	49.4%
Operating expenses	$3,358,863	$4,146,423	(787,560)
Other expenses	$1,121,877	$154,977	$966,900
Net loss	$(1,361,168)	$(3,896,270)	$2,535,102
Net loss attributable to Level Brands, Inc. common shareholders	$(1,755,984)	$(3,356,489)	$1,600,505

We began reporting our revenues by segment during the second quarter of fiscal 2017 following our acquisitions of I'M1 and EE1. The following table provides information on the contribution of net sales by segment to our total net sales.

	Fiscal 2017	% of total	Fiscal 2016	% of total

Professional products division	$970,204	21.7%	$2,031,562	100%
Licensing division	1,794,582	40.1%	0
Entertainment division	1,710,167	38.2%	0
Total net sales	$4,474,953		$2,031,562

With the new operations in fiscal 2017 of our two new subsidiaries, I’M1 and EE1, the overall business strategy was expanded to not only include new business lines that generate revenues from new sources (licensing, royalty, and advisory) but also a different approach, in some cases, regarding the type of payments we would accept. We have entered into agreements where we have accepted common stock, options or warrants (an equity position).   This practice has an impact on immediate cash flow and these equities could be subject to adjustment which could result in future period losses. In fiscal 2017, of our net sales of $4,474,953 we have received compensation in the form of equity positions totaling $1,932,552.

Professional Products division

Net sales for the Professional Products division for fiscal 2017 decreased 52.3% as compared to fiscal 2016. This decrease is primarily attributable to primary reliance upon one distribution channel combined with an ineffective post launch support effort. The year ending September 30, 2016 saw the launch of the Beauty & Pin-Ups products with initial success, however the marketing, training, and education support for the distribution channel did not ramp up effectively or in a timely manner and therefore we saw a drop in sales through orders from our sales channel, which led to a significant drop in reorders in fiscal 2017. We have made a strategic decision to increase our distributors and have added two new distributors entering fiscal 2018, and are targeting to add additional distributors while also adding other sales channels, including large retail and online channels. In addition, we have added independent sales representatives and revamped our education team and process. We believe these changes will support the product line and sales process better, although no assurance can be given as to when and if our product line will receive more acceptance in the marketplace.

As is customary in the wholesale distribution of hair care and beauty products, we provide our distributors an allowance against the sales price for advertising and distribution, damaged good, product development allowance, and a discount if paid within a prescribed time frame, which is typically 2% if paid within 10 days. These allowances were 48.3% and 22.8%, respectively, of gross sales of our professional products division for fiscal 2017 and fiscal 2016. The large increase in the fiscal 2017 periods is related to discounting of hair irons to our distribution channel in an effort to offer incentives to customers and move historical products as we prepared and launched three new products in fiscal 2017 as well as a rollout of a discounted sample sized product with our entrance into a new sales channel.

Licensing division

The Licensing division began operating in January 2017, and enters into various license agreements that can provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on our consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected on our consolidated balance sheet in deferred license revenue at the time the payment is received.  In regard to revenue for advisory and promotional services provided through a consulting agreement, we record revenue when the services are provided and the customer is invoiced at agreed upon rates and terms in the agreement. In several of our agreements, for our services we have accepted common stock, options or warrants (an equity position) from our customer.  In fiscal 2017, this division recorded net sales of $1,794,582, of which $1,133,993 was received as an equity position.

Entertainment division

The Entertainment division began operating in January 2017, and enters into advisory agreements for brand management services as well as agreements to produce entertainment related events, which include production assistance for television and music recording agreements. In regard to sales for advisory and production related services, we record revenue when the services are provided and the customer is invoiced at agreed upon rates and terms in the agreement.  In several of our agreements, for our services we have accepted common stock, options or warrants (an equity position) from our customer. In fiscal 2017, this division recorded net sales of $1,359,803, of which $483,993 was received as an equity position. Additional revenue earned at the corporate level for advisory agreements is included in the Entertainment division for segment reporting. These advisory agreements are related to referral fee arrangements and advisory agreements with services provided by the corporate entity, Level Brands. For fiscal 2017 revenue from these contracts was $350,364, of which $314,000 was received as an equity position.

Cost of sales

Our cost of sales includes costs associated with distribution, external fill and labor expense, components, and freight for our professional products divisions, and includes labor and third party service providers for our licensing and entertainment divisions. Our cost of sales as a percentage of net sales was 30.3% in fiscal 2017 as compared to 79.7% in fiscal 2016. In order to explain the change in cost of sales we must account for the two new divisions and look at each division separately to see the cumulative impact.

In our professional products division, cost of sales was 90.2% and 79.7% of its net sales for fiscal 2017 and fiscal 2016, respectively. Cost of sales variances are primarily related to two key impacts. First, allowances from this division have varied significantly based on the product line being new and various advertising and promotional packages have been used to promote the products at initial launch. Second, with the initial Beauty & Pin-Ups product launch in fiscal 2016, we had incurred significantly higher shipping and logistics expenses primarily as the result of minimum orders required by our vendors for our initial orders, and we also incurred charges for expedited processing to meet our first order deadlines. In fiscal 2017 we moved into an online channel and conducted our first online promotion to create more brand visibility, and with this provided significant discount pricing on a new packaged item specifically for that channel. In addition we have added two new distributors at the end of the year and although not at the same level of fiscal 2016, we had promotional packages for those new launches. As we continue to refine our operations, we expect our cost of sales to decrease, thereby increasing our gross profit, as we expect to be able to not offer as many promotional packages, manage the production of our product lines more efficiently by procuring materials used in our process with better pricing as well as having a more effective inventory management control process.

In our licensing division, cost of sales for fiscal 2017 was 2.7% of its net sales. We expect this division to have a low cost of sales as the business is structured in a manner that the licensee (our customer) incur the significant costs and revenues associated with the sale of licensed products. We recognize the associated royalty fees on a net basis. When we are involved in providing advisory services, we allocate the utilized internal resources costs to our cost of sales.

In our entertainment division, cost of sales for fiscal 2017 was 31.8% of its net sales. The cost of sales for this division will vary based upon the type of projects in which it is involved. For instance, its cost of sales is expected to be less for advisory services, which utilize internal resources, as compared to television production services which require the use of external facilities and personnel, which increases our cost. As a result, our gross margin for the entertainment division will vary from period to period.

Operating expenses

Our operating expenses include wages, advertising, travel, rent, professional service fees, and expenses related to industry distribution and trade shows. Our operating expenses decreased to $3,358,863 for the year ended September 30, 2017 from $4,146,423 in fiscal 2016 a decrease of $787,559 or 18.9%. During fiscal 2017 as compared to fiscal 2016, expenses related to social media, public relations, advertising and marketing process, tradeshows, and promotions decreased approximately $362,182, our travel and entertainment expenses decreased approximately $150,255, our professional outside services related to product formulation, design, marketing and tradeshow expenses decreased approximately by $553,455, our rent expense decreased $56,968, and commissions paid to an outside sales consultant decreased approximately $137,493. The decrease during fiscal 2017 was partially offset by certain increases in operating expenses during such period, mostly due to costs related to startup of our two new subsidiaries an increase of $200,000 and accounting and legal costs related to our audits and the SEC registration process, an increase of $440,681. During fiscal 2017 as compared to fiscal 2016 our staff related expenses increased approximately $308,780 as we added executive management and management over our new licensing and entertainment divisions. In addition, our accounting and legal expenses increased by approximately $440,681 as we have engaged independent auditors for our fiscal audits and quarterly reviews as well as counsel for our SEC registration process. During fiscal 2017 we had an increase in non-cash expense of $231,484 related to the issuance of restricted stock awards to our board members as well as for options issued to employees.

Professional products division

Operating expenses in the professional products division were approximately $1,797,000 for fiscal 2017 as compared to $2,867,000 for fiscal 2016, a decrease of 37.3%. Operating expenses for these periods, respectively, include staff related expenses and management fees which were approximately $538,000 and $697,000, accounting and legal expenses of approximately $212,000 and $51,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $270,000 and $683,000, travel and entertainment expenses of approximately $131,000 and $273,000, professional outside services related to product formulation, design, and marketing expenses of approximately $146,000 and $297,000, and commissions paid to an outside sales consultant of approximately $38,000 and $176,000 respectively. The overall decrease in operating expenses is related to management shift to a more structured approach as the strategy for this business unit was reviewed and repositioned.

Licensing division

Operating expenses in the licensing division were approximately $935,000 for fiscal 2017. Operating expenses include staff related expenses of $91,000, accounting and legal expenses of approximately $45,000, expenses related to social media, public relations, and tradeshow of approximately $21,000. We had $100,000 of initial startup costs when the division was started in January 2017. In addition, we had referral fees of $528,000 paid to our corporate entity for two large contracts and internal management fees also to corporate of $90,000. We expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

Entertainment division

Operating expenses in the entertainment division were approximately $580,000 for fiscal 2017. Operating expenses include staff related expenses of $92,000, accounting and legal expenses of approximately $39,000. Expenses related to social media, public relations, and tradeshows of approximately $30,000. We had $100,000 of initial startup costs when the division was started in January 2017. In addition, we had referral fees of $228,000 paid to our corporate entity for one large contract and internal management fees also to corporate of $90,000. As with our licensing division, we expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

Corporate overhead

Corporate overhead operating expenses were approximately $1,075,000 for fiscal 2017 as compared to $1,711,000 for fiscal 2016, a decrease of 37.2%. Operating expenses for these periods, respectively, include staff related expenses which were approximately $343,000 and $489,000, accounting and legal expenses of approximately $276,000 and $81,000, charitable expenses of $22,000 and $225,000, and stock compensation expense of approximately $243,000 and $11,000. We also had ended the use of outside consultants in fiscal 2017 and this had related expenses of $(120,000) in fiscal 2017 as compared to $690,000 in fiscal 2016.

Interest expense and other non-operating expenses

Our interest expense increased to $500,627 for fiscal 2017 from $154,978 for fiscal 2016. The increase was related to increased borrowings under the 8% convertible promissory notes issued and sold in October 2016. The 8% convertible promissory notes were converted to equity as of June 30, 2017, and upon conversion we accelerated the unamortized debt discount and debt issuance fees and have recorded interest expense of $499,708 in fiscal 2017 of non-cash charges.

In addition, we converted the $2,125,000 principal amount of 8% Convertible Promissory Notes and all accrued interest of $127,500 into our common shares, and we accounted for a conversion inducement in accordance with ASC 470-20 on the conversion price reduction from $5.00 to $3.95 per share and recorded a non-cash debt conversion expense of $446,250 in fiscal 2017. This is a one-time non-cash charge. We also sold marketable securities we had received from a customer for services. In this transaction, we determined that an other-than-temporary impairment on securities of $175,000 occurred and recorded the loss in the consolidated statement of operations.

In some cases, we may, from time to time, enter into contracts where all or a portion of the consideration provided by the customer in exchange for our services is the value of the consideration provided could decline and require an impairment charge to be recorded in non-operating income in the consolidated statement of operations.

Net loss and net loss attributable to our common shareholders

Our net loss for fiscal 2017 decreased 64.4% to $(1,386,168) as compared to a net loss of $(3,896,270) in fiscal 2016. At September 30, 2017 and 2016, we owned 100% and 78%, respectively, of the membership interests of Beauty & Pin-Ups and 100% of the voting interests in each of I'M1 and EE1 and 51% membership interest in each of I’M1 and EE1. As such we account for the noncontrolling interest in each of I’M1 and EE1 based on their gains or losses. Based on the noncontrolling interest for these entities, this can have a negative impact on the gains or losses to our shareholders. After allocating a portion of the net gain to the noncontrolling interests in accordance with generally accepted accounting principles, our net loss decreased 47.7% for fiscal 2017 from fiscal 2016.

Liquidity and Capital Resources

 We had cash on hand of $284,246 and working capital of $2,170,154 at September 30, 2017 as compared to cash on hand of $34,258 and working capital deficit of $947,766 at September 30, 2016. Our current assets increased 386.2% at September 30, 2017 from September 30, 2016, and is primarily attributable to an increase of cash, accounts receivable, note receivable related party, marketable and other securities, deferred IPO costs, and offset by a decrease in inventory and prepaid expenses. Our current liabilities decreased 19.9% at September 30, 2017 from September 30, 2016. This decrease is primarily attributable to decreases in a line of credit and interest payable which were all converted to equity in June 2017. These were offset by increases in accounts payable, deferred revenue and accrued expenses. Both the changes in our current assets and current liabilities are also reflective of the further development of our business during fiscal 2017. In January 2017, we acquired membership interests in two new segments, which had an impact on our current assets as the new segments have generated significant revenue compared to prior periods, which has increased our accounts receivables, marketable and other securities (as we have received from customers their public or private stock as compensation for services delivered). In November 2017 we completed an IPO and as of September 30, 2017 we have recorded deferred IPO costs which were directly attributable to the offering and will be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. In July 2017 we sold, to a related party, an equity position in a customer that we had received as compensation for services and we received a portion in cash and the balance as a short term note receivable for $275,000.

During fiscal 2017 we used cash primarily to fund our operating loss in addition to increases in our accounts receivable and marketable and other securities. We offer net 30 day terms and our receivables generally turn every 41 days.

We do not have any commitments for capital expenditures. We have been dependent upon sales of our securities and loans from related parties to provide working capital for our operations. During fiscal 2017 and fiscal 2016 we raised net proceeds of $829,500 and $1,984,747 respectively, from the sale of our securities.

In October 2016, we issued and sold the aggregate principal amount of $2,125,000 of our 8% convertible promissory notes to accredited investors, and in connection with the issuance of the notes issued warrants to purchase shares of our common stock. After the offering costs, we used these proceeds for business development and general working capital. Effective June 30, 2017, the note holders agreed to convert the principal amount of $2,125,000 and all accrued interest of $127,500 into 570,254 shares of our common stock at a conversion price of $3.95 per share.

We own 51% of the membership interests of each of I'M1 and EE1 and 100% of Beauty & Pin-Ups at September 30, 2017. We acquired 10% membership interest in Beauty & Pin-Ups in October 2017 and the remaining 12% membership interest in April 2017. We are the manager, have sole voting interests and fund all of the operating expenses for each of these entities. Under the terms of the operating the agreements, the minority owners of each I'M1 and EE1 are entitled to their pro-rata share of a distribution of the available cash and adjusted taxable income for each of the entities. The structure of the operating agreements may increase our need for cash for operations and could adversely impact our results of operations in future periods. In fiscal year 2017, EE1 distributed $287,550 to its two members for quarterly tax planning purposes. Of this amount $228,000 was an investment other security, $116,280 distributed to us and $111,720 distributed to EE1 Holdings. The balance of $59,550 distributed as cash, $30,370 distributed to us and $29,180 distributed to EE1 Holdings. In fiscal year 2017, I’M1 distributed $228,000 to its two members for quarterly tax planning purposes, the distribution was an investment other security, $116,280 distributed to us and $111,720 distributed to IM1 Holdings. The companies have determined that going forward, distributions for tax purposes will be assessed on an annual basis and addressed based on cash flow and the ability to make these distributions without impacting the business.

While we do not have any long-term capital commitments, we do have a lease commitment which is less than 12 months. We have sufficient working capital to fund our operations and to fund our expected growth.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations. To date, we have not met this goal as cash flow from operations has been a net use of $2,329,841 and $2,897,254 for the years ended September 30, 2017 and 2016, respectively. On November 16, 2017 we closed an IPO and raised net proceeds of $10,932,535. We believe we have sufficient capital to fully expand our operations to a level which we believe will be able to fund our operating expenses. In an effort to increase our revenues, we are focusing on the areas of the business which we believe have the most opportunity for revenue growth, including expanding our distribution channels for Beauty & Pin-Ups. In addition, we continue to assess all areas of operations for cost improvements and efficiencies and, as indicated in the results of operations discussed above; we have decreased many of the day to day business expenses. Our accounting and legal expenses have been a significant area of increase related to the audit of our financial statements and costs associated with our initial public offering. Additionally, during fiscal 2017 we incurred non-cash expenses of $242,934 related to stock compensation and options, $310,958 for amortization of debt discounts and debt issuance fees related to financings, a one-time non-cash charge of $446,250 of debt conversion expense related to conversion of the convertible promissory notes, and a non-cash charge of $175,000 as an other than temporary impairment on securities.

Initially, our operational focus was limited to product development, re-branding and launching new products under our Beauty & Pin-Ups line. During fiscal 2016 we expended significant resources in these efforts for this product line. While we believe we have experienced certain initial successes with our Beauty & Pin-Ups line, our competitors in the hair care and beauty products segment are generally better capitalized than our company and have far greater brand recognition with consumers and salons. During fiscal 2017, with the establishment of I’M1 and EE1, we believe we have built a foundation and are evolving our business model to a licensing and branding focused company. We believe we will be able to use the brand management expertise at our disposal, through our relationship with kathy ireland® Worldwide, to continue to grow our portfolio of brands and generate new revenue streams without significantly changing our infrastructure, thereby reducing our working capital needs in future periods.

Related Parties

As described in Note 9 to our consolidated financial statements appearing elsewhere in this report, we have engaged in significant number of related party transactions. As indicated previously, we are a party to multiple agreements with kathy ireland® Worldwide, its principals and its affiliates, therefore as the companies work together on various opportunities, we at times have leveraged the kathy ireland® Worldwide enterprise to assist with delivery and in some cases to engage through them with customers. Due to the significance of these transactions we have reported transactions with related parties within the consolidated financial statements as well as within the notes to the consolidated financial statements. In addition, our CEO is an affiliate of a company who is a customer of ours and who continues to conduct ongoing business with us. These transactions also are reported as sales with related parties (see Note 9 Related Party Transactions in the consolidated financial statements for more information).

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“US GAAP”) and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to our consolidated financial statements appearing elsewhere in this report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

We believe that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio.

In addition, we may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for our services is a commitment to transfer common stock, options or warrants to us (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, we will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either an investment marketable security (when the customer is a public entity) or as an investment other security (when the customer is a private entity).

Accounts receivable and accounts receivable other items that involve a related party are indicated as such on the face of the consolidated financial statements.

Marketable Securities

At the time of acquisition, the marketable security is designated as available-for-sale as the intent is to hold for a period of time before selling. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income component of shareholders’ equity in the period of the change in accordance with ASC 320-10. Upon the disposition of an available-for-sale security, we reclassify the gain or loss on the security from accumulated other comprehensive income to non-operating income on our consolidated statements of operations.

Investment Other Securities

For equity investments where we neither control nor have significant influence over the investee and which are non-marketable, the investments are accounted for using the cost method of accounting in accordance with ASC 325-10. Under the cost method, dividends received from the investment are recorded as dividend income within non-operating income. For years ended September 30, 2017 and 2016, no such dividends were received.

Other-than-Temporary Impairment

The Company’s management periodically assesses its marketable securities and investment other securities, for any unrealized losses that may be other-than-temporary and require recognition of an impairment loss in the consolidated statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income in the consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, transportation of product, and production fill and labor (which we outsource to third party manufacturers). Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. Prepaid Inventory represents deposits made with third party manufacturers in order to begin production of an order for product. We assess inventory quarterly for slow moving products and potential impairments and perform a physical inventory count annually near fiscal year end.

Fair value accounting

We utilize accounting standards for fair value, which include the definition of fair value, the framework for measuring fair value, and disclosures about fair value measurements. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, which are based on an entity’s own assumptions, as there is little, if any, observable market activity. In instances where the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

When we record an investment in marketable securities the asset is valued at fair value. For investment other securities, it will value the asset using the cost method of accounting.  Any changes in fair value for marketable securities, during a given period will be recorded as a gain or loss in other comprehensive income, unless a decline is determined to be other-than-temporary. For investment other securities we use the cost method and compare the fair value to cost in order to determine if there is an other-than-temporary impairment.

Intangible Assets

Our intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with ASC 350, Intangibles – Goodwill and Other. We employ the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including number of contracts acquired and retained as well as revenues from those contracts, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Events that are assessed include contracts acquired and lost that are associated with the intangible assets, as well as the revenues associated with those contracts.

Intangible assets with useful limited lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, definite lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

In conjunction with any acquisitions, we refer to ASC-805 as amended by ASU 2017-01 in determining if we are acquiring any inputs, processes or outputs and the impact that such factors would have on the classification of the acquisition as a business combination or asset purchase. Additionally, we refer to the aforementioned guidance in reviewing all potential assets and liabilities for valuation including the determination of intangible asset values.

Revenue Recognition

Our policy on revenue is to recognize revenue when persuasive evidence of an arrangement exists, shipping has occurred or service obligations have been satisfied, the sales price is fixed or determinable and collection is probable. We record revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping. Net sales are comprised of gross revenues less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which we recognize the related revenue or the date on which we offer the incentive. Although, we do not have a formal return policy, from time to time we will allow customers to return certain products.  A business decision related to customer returns is made by us and is performed on a case-by-case basis. We record returns as a reduction in sales and based on whether we dispose of the returned product, adjust inventory and record expense as appropriate.

We also enter into various license agreements that provide revenues based on royalties as a percentage of sales and advertising/marketing fees. The contracts can also have a minimum royalty, with which this and the advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales, as are all royalties that do not have a minimum royalty. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on our consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in our consolidated balance sheet in deferred license revenue at the time the payment is received.  Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

In regard to sales for services provided, we record revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured. Based on the contracted services, revenue is recognized when we invoice customers for completed services at agreed upon rates or revenue is recognized over a fixed period of time during which the service is performed.

Recent Accounting Pronouncements

In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and

Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”).

We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity. We will adopt this standard in the first quarter of fiscal 2019.

In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of ASU 2016-02 is to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The purpose of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equities or liabilities, and classification of amounts in the statement of cash flows.  ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016.  We will adopt this standard in the first quarter of fiscal 2018 and do not expect any material impact to our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Outlook
Level Brands has expanded its business operations in fiscal 2017 to include two new divisions through which it now has a committed focus on licensing and branding services as it moves forward. In addition we added a third new division at the end of fiscal 2017 which will begin operations in fiscal 2018. This expansion has positioned Level Brands with licensing segments in men’s lifestyle and the health and wellness arena. It also has solid capabilities related to brand management services and has seen success in early stages by engaging with several customers.

We believe that in working closely with our Chairman Emeritus and Chief Brand Strategist, Kathy Ireland, the Chairman, CEO and Chief Designer of kathy ireland® Worldwide, and leveraging the expertise and talent of the kiWW team we have opportunity to secure strategic licenses and joint venture partnerships for our brands, as well as to grow the portfolio of brands we work with. We expect to utilize the kiWW “blueprint” and team as we grow our licensing and branding business with substantial focus on the millennial generation in areas we believe are key growth segments, however there can be no assurance that our efforts to expand and build our revenues will be successful.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting as described below, our disclosure controls were not effective at September 30, 2017.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. Specifically, our review process on our financial statements did not account for proper classification of items on the consolidated statement of cash flows and consolidated statement of shareholders’ equity. We did not have adequate processes with our internal resources to properly identify the proper classifications.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The errors arising from the underlying deficiencies were not material to the consolidated financial statements reported in any interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

We are evaluating the material weakness and are engaged in the planning for and implementation of remediation efforts to strengthen our overall internal control. The remediation plan will include the following actions:

●
We have hired a new Controller as of September 1, 2017, who is now assessing, with the CFO, all internal requirements and processes to ensure GAAP compliance. We will assess hiring other sufficient competent staff to analyze and report financial transactions in compliance with GAAP in a timely manner; and
●
we expect to engage sufficient competent external experts to assist with financial statement reviews to ensure a complete review process as needed.

We are committed to improving our internal control environment and believe that these remediation efforts will represent significant improvements in our controls. We have started to implement these steps, however, some of these steps may take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist. Management believes that these additional controls will remediate the material weakness discussed above; however, no assurance can be given that these changes will remediate the material weakness until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are not required by current SEC rules to include, and does not include, an auditor's attestation report regarding our internal control systems over financial reporting. Accordingly, our registered public accounting firm has not attested to management's reports on our internal control over financial reporting.

ITEM 9B.
Other Information.

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed on or prior to January 28, 2018 (the “Proxy Statement”) and is incorporated herein by this reference.

ITEM 11.
EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
(1)
Financial statements.

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1.

(2)           Financial statement schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements herein.

(3)
Exhibits.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2017	Level Brands, Inc.

	By:	/s/ Martin Sumichrast
Martin A. Sumichrast
Chief Executive Officer (Principal Executive Officer)

Date: December 26, 2017	Level Brands, Inc.

	By:	/s/ Mark Elliott
Mark S. Elliott
Chief Financial Officer, (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark S. Elliott his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments and supplements to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Martin A. Sumichrast Martin A. Sumichrast	Chairman of the Board of Directors, Director	December 26, 2017

/s/ Erik Sterling Erik Sterling	Director	December 26, 2017

/s/ Anthony K. Shriver Anthony K. Shriver	Director	December 26, 2017

/s/ Seymour G. Siegel Seymour G. Siegel	Director	December 26, 2017

/s/ Bakari Sellers Bakari Sellers	Director	December 26, 2017

/s/ Gregory C. Morris Gregory C. Morris	Director	December 26, 2017

EXHIBIT INDEX
No.	Description
3.1	Articles of Incorporation (incorporated by reference Exhibit 2.1 to the Offering Statement on Form 1-A, SEC File No. 024-10742, as amended, as qualified on October 27, 2017 (the "1-A")
3.2	Articles of Amendment to the Articles of Incorporation filed April 22, 2015 (incorporated by reference to Exhibit 2.2 to the 1-A)
3.3	Articles of Amendment to the Articles of Incorporation filed June 22, 2015 (incorporated by reference to Exhibit 2.3 to the 1-A)
3.4	Articles of Amendment to the Articles of Incorporation filed November 17, 2016 (incorporated by reference to Exhibit 2.4 to the 1-A)
3.5	Articles of Amendment to the Articles of Incorporation filed December 5, 2016 (incorporated by reference to Exhibit 2.5 to the 1-A)
3.6	Bylaws, as amended (incorporated by reference to Exhibit 2.6 to the 1-A)
4.1	Form of 8% convertible promissory note (incorporated by reference to Exhibit 3.1 to the 1-A)
4.2	Form of amendment to 8% convertible promissory note and warrant (incorporated by reference to Exhibit 3.2 to the 1-A)
4.3	Form of placement agent warrant issued in June 2015 private placement (incorporated by reference to Exhibit 3.3 to the 1-A)
4.4	Form of placement agent warrant issued in December 2015 private placement (incorporated by reference to Exhibit 3.4 to the 1-A)
4.5	Form of warrant issued in 8% convertible promissory note offering (incorporated by reference to Exhibit 3.5 to the 1-A)
4.6	Form of Selling Agents' Warrant Agreement (incorporated by reference to Exhibit 3.6 to the 1-A)
4.7	Form of common stock certificate of the registrant (incorporated by reference to Exhibit 3.7 to the 1-A)
4.8	2015 Equity Compensation Plan (incorporated by reference to Exhibit 3.8 to the 1-A) +
4.9	Form of stock option award under the 2015 Equity Compensation Plan (incorporated by reference to Exhibit 3.9 to the 1-A)
4.10	Form of warrant issued to Andre Carthen (incorporated by reference to Exhibit 3.10 to the 1-A)
4.11	Form of warrant issued to Nicholas Walker (incorporated by reference to Exhibit 3.11 to the 1-A)
10.1	Form of Selling Agency Agreement (incorporated by referenced to Exhibit 1.1 to the 1-A)
10.2	Contribution Agreement by and between Beauty & Pin-Ups, Inc. and Beauty and Pin Ups LLC dated April 13, 2015 (incorporated by reference to Exhibit 7.1 to the 1-A)
10.3	Operating Agreement of Beauty and Pin Ups LLC, as amended (incorporated by reference to Exhibit 6.1 to the 1-A)
10.4	Consulting Agreement dated April 13, 2015 by and between Beauty and Pin Ups LLC and Priel Maman (incorporated by reference to Exhibit 6.2 to the 1-A)
10.5	Management Services Agreement dated April 27, 2015 by and between kathy ireland® Worldwide and Level Beauty Group, Inc. (incorporated by reference to Exhibit 6.3 to the 1-A)
10.6	Advisory Services Agreement dated April 27, 2015 by and between Stone Street Partners, LLC and Level Beauty Group, Inc. (incorporated by reference to Exhibit 6.4 to the 1-A)
10.7	Termination Agreement dated October 31, 2016 by and between kathy ireland® Worldwide and Level Beauty Group, Inc. (incorporated by reference to Exhibit 6.5 to the 1-A)
10.8	Termination Agreement dated September 30, 2016 by and between Siskey Capital, LLC and Level Beauty Group, Inc. (incorporated by reference to Exhibit 6.6 to the 1-A)
10.9	Revolving Line of Credit Loan Agreement dated August 7, 2015 from Level Beauty Group, Inc. to LBGLOC, LLC (incorporated by reference to Exhibit 6.7 to the 1-A)
10.10	Promissory Note dated August 7, 2015 from Level Beauty Group, Inc. to LBGLOC LLC (incorporated by reference to Exhibit 6.8 to the 1-A)
10.11	Security Agreement dated August 7, 2015 from Level Beauty Group, Inc. to LBGLOC LLC (incorporated by reference to Exhibit 6.9 to the 1-A)
10.12	Executive Employment Agreement dated January 1, 2017 by and between Level Brands, Inc. and Martin A. Sumichrast (incorporated by reference to Exhibit 6.10 to the 1-A) +
10.13	Executive Employment Agreement dated January 2, 2017 by and between Level Brands, Inc. and Mark S. Elliott (incorporated by reference to Exhibit 6.11 to the 1-A) +

10.14	Master Advisory and Consulting Agreement dated February 8, 2017 by and between Level Brands, Inc. and kathy Ireland® Worldwide (incorporated by reference to Exhibit 6.12 to the 1-A)
10.15	Advisory Agreement dated February 8, 2017 by and between Level Brands, Inc. and Stephen Roseberry (incorporated by reference to Exhibit 6.13 to the 1-A) +
10.16	Advisory Agreement dated February 8, 2017 by and between Level Brands, Inc. and Tommy Meharey (incorporated by reference to Exhibit 6.14 to the 1-A)+
10.17	Advisory Agreement dated February 8, 2017 by and between Level Brands, Inc. and Nicolas Mendoza (incorporated by reference to Exhibit 6.15 to the 1-A)+
10.18	Sublease dated January 1, 2017 by and between Kure Franchise, LLC and Level Brands, Inc. (incorporated by reference to Exhibit 6.16 to the 1-A)
10.19	Form of Filler Supply Agreement for Beauty and Pin Ups LLC (incorporated by reference to Exhibit 6.17 to the 1-A)
10.20	Wholesale License Agreement dated January 12, 2017 by and between kathy ireland ®Worldwide and I'M1, LLC (incorporated by reference to Exhibit 6.18 to the 1-A)
10.21	Amended and Restated Limited Liability Company Agreement of I'M1, LLC effective January 1, 2017 (incorporated by reference to Exhibit 6.19 to the 1-A)
10.22	Amended and Restated Limited Liability Company Agreement of Encore Endeavor 1 LLC effective January 1, 2017 (incorporated by reference to Exhibit 6.20 to the 1-A)
10.23
Amended and Restated Membership Interest Exchange Agreement dated March 24, 2017, effective January 6, 2017, by and among IM1 Holdings, LLC, I'M1, LLC and Level Brands, Inc. (incorporated by reference to Exhibit 7.2 to the 1-A)

10.24
Amended and Restated Membership Interest Exchange Agreement dated March 24, 2017, effective January 6, 2017, by and among EE1 Holdings, LLC, Encore Endeavor I LLC and Level Brands, Inc. (incorporated by reference to Exhibit 7.3 to the 1-A)

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 6.21 to the 1-A)
10.26	Charitable Agreement between Beauty & Pin Ups and Best Buddies International, as amended (incorporated by reference to Exhibit 6.22 to the 1-A)
10.27	Amendment No. 1 to Transaction Fee Agreement dated March 27, 2017 by and between Level Brands, Inc. and T.R. Winston & Company LLC (incorporated by reference to Exhibit 6.23 to the 1-A)
10.28	Form of I'M1 License Agreement (incorporated by reference to Exhibit 6.24 to the 1-A)
10.29	Consulting Agreement dated March 20, 2017 by and between I'M1, LLC and Kure Corp. (incorporated by reference to Exhibit 6.25 to the 1-A)
10.30	Amended and Restated Consulting Agreement dated March 20, 2017 by and between I'M1, LLC and NuGene International, Inc. (incorporated by reference to Exhibit 6.26 to the 1-A)
10.31	Amendment to Executive Employment Agreement dated April 1, 2017 by and between Level Brands, Inc. and Martin A. Sumichrast (incorporated by reference to Exhibit 6.27 to the 1-A) +
10.32	Amendment to Swap Agreement dated March 28, 2017 by and among Beauty and Pin Ups, LLC, Level Brands, Inc. and Dean Gangbar (incorporated by reference to Exhibit 7.4 to the 1-A)
10.33	License Agreement dated March 29, 2017 by and among I'M1, LLC, Kure Corp. and Kure Franchise, LLC (incorporated by reference to Exhibit 6.28 to the 1-A)
10.34	License Agreement dated March 31, 2017 by and between I'M1, LLC and NuGene International, Inc. (incorporated by reference to Exhibit 6.29 to the 1-A)
10.35	Television Series Consulting Agreement dated March 1, 2017 by and between Multi-Media Productions Inc. and Encore Endeavor 1, LLC (incorporated by reference to Exhibit 6.30 to the 1-A)
10.36	Advisory Agreement dated May 9, 2017 by and between Formula Four Beverages Inc., I'M1, LLC and Encore Endeavor 1, LLC (incorporated by reference to Exhibit 6.31 to the 1-A)
10.37	Termination of License Agreement Ab Initio dated June 8, 2017 by and between I'M1, LLC and NuGene International, Inc. (incorporated by reference to Exhibit 6.32 to the 1-A)
10.38	Membership Interest Sale and Purchase Agreement by and among Priel Maman, Level Brands, Inc. and Beauty and Pin-Ups, LLC dated April 26, 2017 (incorporated by reference to Exhibit 6.33 to the 1-A)
10.39	Debt Conversion Agreement dated May 15, 2017 by and between Level Brands, Inc. and LBGLOC, LLC, as amended (incorporated by reference to Exhibit 6.34 to the 1-A)
10.40	License Agreement dated March 29, 2017 by and between I'M1, LLC and Andre Phillipe, Inc. (incorporated by reference to Exhibit 6.35 to the 1-A)
10.41	Recording Master License Agreement dated May 23, 2017 by and between McCoo & Davis, Inc. and Encore Endeavor 1 LLC (incorporated by reference to Exhibit 6.36 to the 1-A)

10.42	Form of note conversion agreement (incorporated by reference to Exhibit 6.37 to the 1-A)
10.43	Management Consulting Agreement dated July 1, 2017 by and between Level Brands, Inc. and Market Development Consulting Group, Inc. (incorporated by reference to Exhibit 6.38 to the 1-A)
10.44
Amendment No. 1 to Amended and Restated Consulting Agreement dated July 27, 2017 by and between I'M1, LLC and NuGene International, Inc. and Irrevocable Proxy (incorporated by reference to Exhibit 6.39 to the 1-A)

10.45	Stock Purchase and Escrow Agreement dated July 31, 2017 and among I'M1, LLC, Stone Street Partners, LLC and Pearlman Law Group LLP (incorporated by reference to Exhibit 6.40 to the 1-A)
10.46	Promissory Note dated July 31, 2017 in the principal amount of $275,000 from Stone Street Partners, LLC (incorporated by reference to Exhibit 6.41 to the 1-A)
10.47	License Agreement dated June 27, 2017 by and between I'M1, LLC and Loose Leaf Eyewear and Accessories LLC. (incorporated by reference to Exhibit 6.42 to the 1-A)
10.48	Advisory Agreement dated August 9, 2017 by and among Damiva Inc., I'M1, LLC and Encore Endeavor 1, LLC (incorporated by reference to Exhibit 6.43 to the 1-A)
10.49	Representation Agreement dated August 1, 2017 by and among Encore Endeavor 1 LLC, Romero Britto and Britto Central, Inc. (incorporated by reference to Exhibit 6.44 to the 1-A)
10.50	Amended and Restated Representation Agreement dated September 12, 2017 by and among Encore Endeavor 1 LLC, Dada Media, Inc. and David Tutera (incorporated by reference to Exhibit 6.45 to the 1-A)
10.51
Master Services Agreement dated August 24, 2017 by and between WhoYouKnow LLC d/b/a CrowdfundX and Level Brands, Inc., including initial Statement of Work of even date therewith (incorporated by reference to Exhibit 6.46 to the 1-A)

10.52	Amendment dated September 8, 2017 to Master Advisory and Consulting Agreement by and between Level Brands, Inc. and kathy Ireland® Worldwide (incorporated by reference to Exhibit 6.47 to the 1-A)
10.53	Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc. and kathy ireland® Worldwide (incorporated by reference to Exhibit 6.48 to the 1-A)+
10.54	Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc. and Andre Carthen (incorporated by reference to Exhibit 6.49 to the 1-A)
10.55	Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc. and Nicholas Walker (incorporated by reference to Exhibit 6.50 to the 1-A)
10.56	Distribution Agreement dated August 29, 2017 by and between Beauty and Pinups, LLC and East Coast Enterprises, Inc. (incorporated by reference to Exhibit 6.51 to the 1-A)
10.57	Advisory Agreement dated September 1, 2017 by and between Level Brands, Inc. and Jon Carrasco (incorporated by reference to Exhibit 6.52 to the 1-A) +
10.58	Production Services Agreement dated September 19, 2017 by and between Multimedia Productions, Inc. and Encore Endeavor 1, LLC (incorporated by reference to Exhibit 6.53 to the 1-A)
10.59	License Agreement dated September 8, 2017 by and between Level Brands, Inc. and kathy ireland® Worldwide (incorporated by reference to Exhibit 6.54 to the 1-A)
10.60	Advisory Agreement dated September 22, 2017 by and between SG Blocks, Inc. and Encore Endeavor 1, LLC (incorporated by reference to Exhibit 6.55 to the 1-A)
10.61	Written description of material terms of oral agreement between Encore Endeavor 1 LLC and Sandbox LLC (incorporated by reference to Exhibit 6.56 to the 1-A)
10.62	Agreement dated August 1, 2017 by and between Level Brands, Inc. and Kure Corp.*
Agreement dated November 30, 2017 by and between Level Brands, Inc. and Kure Corp. (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K filed December 13, 2017)
10.63
Revolving Line of Credit Loan Agreement dated December 11, 2017 by and between Level Brands, Inc. and Kure Corp. (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K filed December 13, 2017)

10.64	Security Agreement dated December 11, 2017 by and between Level Brands, Inc. and Kure Corp. (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K filed December 13, 2017)
10.65	Promissory Note in the principal amount of $500,000 dated December 11, 2017 due from Kure Corp. (incorporated by reference to Exhibit 10.65 to the Current Report on Form 8-K filed December 13, 2017)
10.66	Sublease dated December, 21, 2017 by and between Kure Franchise, LLC and Level Brands, Inc. *
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 15.1 to the 1-A)
21.1	Subsidiaries of the registrant *
23.1	Consent of Cherry Bekaert LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *
———————
*
filed herewith.
+
Management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Level Brands, Inc. and subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Level Brands, Inc. and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Charlotte, North Carolina
December 26, 2017

LEVEL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND 2016

	2017	2016
Assets

Current assets:
Cash and cash equivalents	$284,246	$34,258
Accounts receivable	141,462	163,974
Accounts receivable- related party	712,325	-
Accounts receivable other	12,440	-
Accounts receivable other – related party	236,364	-
Investment other securities	859,112	-
Note receivable – related party	276,375	-
Inventory	588,197	614,207
Deferred initial public offering costs	497,735	-
Prepaid expenses and other current assets	85,420	143,878
Total current assets	3,693,676	956,317

Other assets:
Property and equipment, net	135,476	180,281
Intangible assets, net	3,240,287	486,760
Total other assets	3,375,763	667,041

Total assets	$7,069,439	$1,623,358

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND 2016
(continued)

Liabilities and shareholders' (deficit) equity

Current liabilities:
Accounts payable	$397,601	$206,156
Accounts payable related party	67,879	-
Deferred revenue	41,417	-
Accrued expenses	123,823	787,139
Accrued expenses to related party	892,805	-
Interest Payable	-	113,241
Line of credit payable to related party, net of unamortized costs of $0 and $96,250, respectively	-	797,547
Total current liabilities	1,523,525	1,904,083

Long term liabilities
Long term liabilities, to related party	360,000	-
Deferred tax liability	37,000	12,000
Total long term liabilities	397,000	12,000

Total liabilities	1,920,525	1,916,083

Level Brands, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
5,792,261 and 3,400,834 shares issued and outstanding, respectively	5,792	3,401
Additional paid in capital	10,463,480	4,847,362
Accumulated deficit	(6,257,421)	(4,487,336)
Total Level Brands, Inc. shareholders' equity	4,211,851	363,427
Non-controlling interest	937,063	(656,152)
Total shareholders' equity (deficit)	5,148,914	(292,725)

Total liabilities and shareholders' equity (deficit)	$7,069,439	$1,623,358

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016

Sales	$3,650,480	$2,631,125
Sales related party	1,731,238	-
Total Gross Sales	5,381,718	2,631,125
Allowances	(906,765)	(599,563)
Net Sales	2,743,715	2,031,562
Net sales related party	1,731,238	-
Total Net Sales	4,474,953	2,031,562
Costs of sales	1,355,381	1,618,432
Gross profit	3,119,572	413,130
Operating expenses	3,358,863	4,146,423
Loss from operations	(239,291)	(3,733,293)
Debt conversion expense	(446,250)	-
Other than temporary impairment on marketable securities	(175,000)	-
Interest expense	(500,627)	(154,977)
Loss before provision for income taxes	(1,361,168)	(3,888,270)
Provision for income taxes	25,000	8,000
Net loss	(1,386,168)	(3,896,270)
Net income (loss) attributable to non-controlling interest	352,566	(539,781)

Net loss attributable to Level Brands, Inc. common shareholders	$(1,738,734)	$(3,356,489)

Loss per share, basic and diluted	$(0.38)	$(1.13)
Weighted average number of shares outstanding	4,524,985	2,980,223

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(1,386,168)	$(3,896,270)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	56,533	11,450
Restricted stock	156,400	-
Amortization of debt issue costs	305,800	43,750
Depreciation and amortization	71,276	44,935
Issuance of stock / warrants for services	627,825	-
Other-than-temporary impairment on marketable securities	175,000	-
Debt conversion expense	446,250	-
Inventory impairment	67,226	-
Accounts receivable impairment	50,000	-
Loss on sale of property and equipment	4,000	-
Common stock issued as charitable contribution	17,000	225,000
Non-cash consideration received for services provided	(1,932,552)	-
Changes in operating assets and liabilities:
Accounts receivable and accounts receivable other	(39,928)	(163,823)
Accounts receivable and accounts receivable other- related party	(750,064)	-
Inventory	(41,216)	(519,740)
Prepaid inventory	-	374,820
Prepaid expenses and other current assets	58,458	78,266
Accounts payable and accrued expenses	(745,252)	785,916
Accounts payable and accrued expenses – related party	278,265	-
Interest Payable	184,889	110,442
Deferred Revenue	41,417	-
Deferred tax liability	25,000	8,000
Cash used by operating activities	(2,329,841)	(2,897,254)

Cash flows from investing activities:
Proceeds from sale of investments to a related party	200,000
Deferred initial public offering costs	(39,723)	-
Purchase of property and equipment	(7,967)	(127,259)
Cash used by investing activities	152,310	(127,259)

Cash flows from financing activities:
Proceeds from issuance of common stock	829,497	1,984,747
Exercise of stock options	3,002	-
Debt issuance cost	(200,800)	-
Proceeds from convertible note	2,125,000	-
Proceeds from line of credit	-	1,782,814
Distribution related party	(29,180)	-
Repayments of line of credit	(300,000)	(1,165,173)
Repayment of note payable shareholder	-	(90,078)
Cash provided by financing activities	2,427,519	2,512,310
Net (decrease) increase in cash	249,988	(512,203)
Cash and cash equivalents, beginning of year	34,258	546,461
Cash and cash equivalents, end of year	$284,246	$34,258

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016
(continued)

Supplemental Disclosures of Cash Flow Information:

	2017	2016

Cash Payments for:
Interest expense	$5,210	$1,293

Non-cash financial activities:
Common stock issued for financing fees	$-	$105,000
Common stock issued to purchase membership interest – I’M1	971,667	-
Common stock issued to purchase membership interest – EE1	471,668	-
Non-controlling interest transfer	950,242	-
Strike price adjustment on placement agent warrants	31,350	-
Common stock issued for warrant exercise	38	-
Common Stock issued for conversion of Line of Credit	773,177	-
Common Stock issued for conversion of Promissory Notes	2,252,500	-
Deferred IPO costs acquired via issuance of payables	362,817	-
Deferred IPO costs acquired via issuance of stock/warrants	95,195	-
Distributions of stock to non-controlling interests	223,440	-
Stock and warrants issued for intangible assets	379,714	-
Fixed assets acquired through lease	14,983	-
Non-cash proceeds on sale of fixed assets	7,000	-
Intellectual property issued via issuance of payables	945,000	-

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, September 30, 2015	-	-	2,653,500	$2,654	$2,521,912	$(1,130,847)	$(116,371)	$1,277,348
Sale of common stock	-	-	286,667	286	1,984,461	-	-	1,984,747
Common stock issued upon cashless exercise of warrants	-	-	416,667	417	(417)	-	-	-
Issuance of common stock for finance fee	-	-	14,000	14	104,986	-	-	105,000
Common stock issued for charitable contribution	-	-	30,000	30	224,970	-	-	225,000
Stock based compensation	-	-	-	-	11,450	-	-	11,450
Net loss	-	-	-	-	-	(3,356,489)	(539,781)	(3,896,270)
Balance, September 30, 2016	-	$-	3,400,834	$3,401	$4,847,362	$(4,487,336)	$(656,152)	$(292,725)
Issuance of common stock			494,717	494	993,054	-	(164,051)	829,497
Issuance of options for share based compensation	-	-	-	-	56,533	-	-	56,533
Issuance of stock and warrants for services	-	-	110,260	110	627,715	-	-	627,825
Issuance of stock for deferred IPO costs	-	-	24,100	24	95,171	-	-	95,195
Issuance of restricted stock for share based compensation	-	-	-	-	156,400	-	-	156,400
Issuance of stocks and warrants for intellectual property acquisition	-	-	70,500	71	379,643	-	-	379,714
Issuance of stock charitable contribution	-	-	20,000	20	16,980	-	-	17,000
Exercise of stock options and warrants	-	-	39,856	40	2,962			3,002
Investment in membership interests acquired	-	-	866,000	866	735,235	-	707,234	1,443,335
Change in exercise price	-	-	-	-	31,350	(31,350)	-	-
Conversion of debt to equity			765,994	766	3,471,161			3,471,927
Acquisition of non-controlling interests	-	-	-	-	(950,086)	-	950,086	-
Distributions					-		(252,620)	(252,620)
Net loss	-	-	-	-	-	(1,738,734)	352,566	(1,386,169)
Balance, September 30, 2017			5,792,261	5,792	10,463,480	(6,257,421)	937,063	5,148,914

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business – Level Brands, Inc. ("Level Brands", "we", "us", “our”, "Parent Company” or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands Inc. We strive to be an innovative branding and marketing company and, through our subsidiaries, we focus our efforts on lifestyle-based brands. We operate from our offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30, therefore our 2017 fiscal reporting period is from October 1, 2016 to September 30, 2017 and our 2016 fiscal reporting period is from October 1, 2015, to September 30, 2016 (the “periods”).

In March 2015, the Company formed Beauty and Pin-Ups, LLC ("BPU"), a North Carolina limited liability company, and contributed $250,000 in exchange for our member interest. As of September 30, 2016 we owned a 78% member interest in BPU. In addition, pursuant to the Amended and Restated Operating Agreement of Beauty & Pin-Ups, we were granted the right to redeem the 10% membership interest of Sigan Industries Group (“Sigan”) for $110,000 at any time before April 13, 2017. In October 2016, as amended in March 2017, we acquired Sigan’s membership interest in exchange for 129,412 shares of our common stock valued at $110,000. As of March 31, 2017 we owned an 88% member interest in BPU. In April 2017 we acquired the remaining 12% membership interest in exchange for 155,294 shares of our common stock valued at $132,000. As of September 30, 2017 we owned a 100% member interest in BPU. BPU manufactures, markets and sells an array of beauty and personal care products, including hair care and hair treatments, as well as beauty tools. BPU’s products are sold to the professional segment, principally through distributors to professional salons in the North America.

I’M1, LLC. (“I’M1”) was formed in California in September 2016. IM1 Holdings, LLC, a California limited liability company, (“IM1 Holdings”) was the initial member of I’M1. In January 2017, we acquired all of the Class A voting membership interests in I’M1 from IM1 Holdings in exchange for 583,000 shares of our common stock, which represents 51% of the interest in I’M1. IM1 Holdings continues to own the Class B non-voting membership interest of I’M1. I’M1 – Ireland Men One is a brand inspired by Kathy Ireland that plans to provide millennial-inspired lifestyle products under the I’M1 brand. I’M1 has entered into an exclusive wholesale license agreement with kathy ireland® Worldwide in connection with the use of the intellectual property related to this brand.

Encore Endeavor 1, LLC (“EE1”) was formed in California in March 2016. EE1 Holdings, LLC, a California limited liability company, (“EE1 Holdings") was the initial member of EE1. In January 2017, we acquired all of the Class A voting membership interests in EE1 from EE1 Holdings in exchange for 283,000 shares of our common stock, which represents 51% of the interest in EE1. EE1 Holdings continues to own the Class B non-voting membership interests of EE1. EE1 is a company and brand, which is designed to serve as a brand management company and producer and marketer of multiple entertainment distribution platforms under the EE1 brand.

Level H&W, LLC (“Level H&W”) was formed in North Carolina in October 2017 and will begin operations in fiscal 2018. The Company signed an agreement with kathy ireland® Worldwide to retain exclusive rights to the intellectual property and other rights in connection with kathy ireland® Health & Wellness and its associated trademarks and tradenames. The Company intends to establish licensing arrangements under the kathy ireland® Health & Wellness brand. The agreement is a seven year agreement with a three year option to extend by the Company. The Company agreed to pay $840,000 over the license term of seven years, of which $480,000 is to be paid by January 1, 2018, and $120,000 paid on January 1 of subsequent years until paid in full. The agreement can be extended for an additional three years by paying an upfront additional $360,000 upon agreement extension. The Company will pay kathy ireland® Worldwide 33 1/3% of net proceeds we receive under any sublicense agreements we may enter into for this intellectual property as royalties.

On November 17, 2017, the Company completed an initial public offering (the “IPO”) of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million. The Company received approximately $10.9 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries I’M1 and EE1 and wholly owned subsidiary BPU. All material intercompany transactions and balances have been eliminated in consolidation. The third party ownership of the Company’s subsidiaries is accounted for as non-controlling interest in the consolidated financial statements. Changes in the non-controlling interest are reported in the statement of shareholders’ equity (deficit).

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on previously reported net loss, shareholders’ equity or cash flows.

Use of Estimates

The preparation of the Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of investments other securities, common stock, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2017, management determined an accounts receivable allowance of $50,000 was appropriate due to possible uncollectability. We did not have an allowance at September 30, 2016.

 In addition, the Company may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either an investment marketable security (when the customer is a public entity) or as an investment other security (when the customer is a private entity).  As of September 30, 2017, the Company has recorded $859,112 as investment other securities, and $200,000 as accounts receivable other in relation to contracts where stock will be issued in consideration for services provided. As of September 30, 2016, the Company had $0 as investment other securities and $0 as accounts receivable other.

Accounts receivable and accounts receivable other items that involve a related party are indicated as such on the face of the financial statements.

Marketable Securities

At the time of acquisition, the marketable security is designated as available-for-sale as the intent is to hold for a period of time before selling. Available-for-sale securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income component of shareholders’ equity in the period of the change in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Code (“ASC”) 320-10. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income to non-operating income on the Company’s consolidated statements of operations.

Investment Other Securities

For equity investments where the Company neither controls nor has significant influence over the investee and which are non-marketable, the investments are accounted for using the cost method of accounting in accordance with ASC 325-10. Under the cost method, dividends received from the investment are recorded as dividend income within non-operating income. For years ended September 30, 2017 and 2016, no such dividends were received.

Other-than-Temporary Impairment

The Company’s management periodically assesses its marketable securities and investment other securities, for any unrealized losses that may be other-than-temporary and require recognition of an impairment loss in the consolidated statement of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its cost, the financial condition and prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income in the consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, and production fill and labor (which we outsource to third party manufacturers). Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. Prepaid Inventory represents deposits made with third party manufacturers in order to begin production of an order for product. We assess inventory quarterly for slow moving products and potential impairments and perform a physical inventory count annually near fiscal year end.

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for show booths and equipment, three years for manufacturer’s molds and plates, three years for computer, furniture and equipment, and three years for software. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statement of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable. There were no impairments during the years ended September 30, 2017 and 2016.

Fair value accounting

The Company utilizes accounting standards for fair value, which include the definition of fair value, the framework for measuring fair value, and disclosures about fair value measurements. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, which are based on an entity’s own assumptions, as there is little, if any, observable market activity. In instances where the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

When the Company records an investment in marketable securities the asset is valued at fair value. For investment other securities, it will value the asset using the cost method of accounting.  Any changes in fair value for marketable securities, during a given period will be recorded as a gain or loss in other comprehensive income, unless a decline is determined to be other-than-temporary. For investment other securities we use the cost method and compare the fair value to cost in order to determine if there is an other-than-temporary impairment. During the year ended September 30, 2017, the Company determined that an other-than-temporary impairment on securities of $175,000 occurred and recorded the loss in the consolidated statement of operations.

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which are accounted for ASC topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changesin circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including number of contracts acquired and retained as well as revenues from those contracts, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Events that are assessed include contracts acquired and lost that are associated with the intangible assets, as well as the revenues associated with those contracts.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, definite lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

In Conjunction with any acquisitions, the Company refers to ASC-805 as amended by Accounting Standards Update (“ASU”) 2017-01in determining if the Company is acquiring any inputs, processes or outputs and the impact that such factors would have on the classification of the acquisition as a business combination or asset purchase. Additionally, the Company refers to the aforementioned guidance in reviewing all potential assets and liabilities for valuation including the determination of intangible asset values.

There were no impairments on intangible assets during the years ended September 30, 2017 and 2016.

Common stock

Level Brands was a private company until November 2017 and as such there was no market for the shares of its common stock. Previously, we valued a share of common stock based on recent financing transactions that include the issuance of common stock to an unrelated party at a specified price. In the event, however, there was not a recent and significant equity financing transaction or the nature of the business has significantly changed subsequent to an equity financing, we used valuation techniques, which could include discounted cash flow analysis, comparable company review, and consultation with third party valuation experts to assist in estimating the value of our common stock. As a public company as of November 2017, our stock is valued by the market.

Revenue Recognition

The Company's policy on revenue is to recognize revenue when persuasive evidence of an arrangement exists, shipping has occurred or service obligations have been satisfied, the sales price is fixed or determinable and collection is probable. The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping. Net sales are comprised of gross revenues less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Although, the Company does not have a formal return policy, from time to time the Company will allow customers to return certain products.  A business decision related to customer returns is made by the Company and is performed on a case-by-case basis. We record returns as a reduction in sales and based on whether we dispose of the returned product, adjust inventory and record expense as appropriate. There were no allowances for sales returns during the years ended September 30, 2017 and 2016.

The Company also enters into various license agreements that provide revenues based on royalties as a percentage of sales and advertising/marketing fees. The contracts can also have a minimum royalty, with which this and the advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales, as are all royalties that do not have a minimum royalty. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred license revenue at the time the payment is received.  Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

In regard to sales for services provided, the Company records revenue when persuasive evidence of any agreement exists, services have been rendered, and collectability is reasonably assured. Based on the contracted services, revenue is recognized when the Company invoices customers for completed services at agreed upon rates or revenue is recognized over a fixed period of time during which the service is performed.

Cost of Sales

Our cost of sales includes costs associated with distribution, external fill and labor expense, components, and freight for our professional products divisions, and includes labor and third party service providers for our licensing and entertainment divisions. In our professional products division, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statement of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value.

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $321,000 and $670,000 in advertising and related marketing and promotional costs included in operating expenses during the years ended September 30, 2017 and 2016, respectively.

Shipping and Handling Fees and Costs

All fees billed to customers for shipping and handling are classified as a component of sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.

Income Taxes

The Parent Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. Prior to April 2017, BPU was a multi-member limited liability company that was treated as a partnership for federal and state income tax purposes. As such, the Parent’s partnership share in the taxable income or loss of BPU was included in the tax return of the Parent. Beginning in April of 2017, the Parent acquired the remaining interest in BPU. As a result of the acquisition, BPU became a disregarded entity for tax purposes and its entire share of taxable income or loss was included in the tax return of the Parent. IM1 and EE1 are multi-member limited liability companies that are treated as partnerships for federal and state income tax purposes. As such, the Parent’s partnership share in the taxable income or loss of IM1 and EE1 are included in the tax return of the Parent.

The Parent Company accounts for income taxes pursuant to the provisions of the Accounting for Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Parent Company uses the inside basis approach to determine deferred tax assets and liabilities associated with its investment in a consolidated pass-through entity. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2017 and September 30, 2016, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had an $4,728 uninsured balance at September 30, 2017 and no uninsured balances at 2016.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company had sales to five customers that individually represented over 10% of total net sales for the fiscal year ended September 30, 2017. Such customers represented 21%, 20%, 15%, 15%, and 10% of fiscal 2017 net sales. Net sales to such customers reported in the professional products, licensing, and entertainment divisions were approximately $562,000, $1,744,000 and $1,375,000, respectively. The aggregate accounts recievable of such customers represented 86% of the Company’s total accounts receivable at September 30, 2017. The Company had one customer in its professional products division whose revenue individually represented 89% of the Company’s net sales for the year ended September 30, 2016 and whose accounts receivable balance individually represented 99% of the Company’s total accounts receivable as of September 30, 2016.

The Company had no suppliers from whom the Company made over 10% of their purchases during the 2017 and 2016 fiscal years.

Debt Issuance Costs

Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. Amortization of debt issuance costs are included as a component of interest expense in accordance with ASU 2015-03. All debt obligations were satisfied in fiscal 2017 and all amortization costs had been recognized in interest expense in fiscal 2017 (see Notes 7 and 8).

Stock-Based Compensation

We account for our stock compensation under the ASC -718-10-30 “Compensation - Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

We use the Black-Scholes model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss Per Share

The Company uses ASC 260-10, “Earnings Per Share” for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

At September 30, 2017 and 2016, 545,475 and 110,067 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

Deferred IPO costs

In following the guidance under ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities have been deferred and charged against the gross proceeds of the offering as a reduction of additional paid-in capital. These costs include legal fees related to the registration drafting and counsel, independent audit costs directly related to the registration and offering, SEC filing and print related costs, exchange listing costs, and IPO roadshow related costs.

New Accounting Standards

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue

from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”).

The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity. The Company will adopt this standard in the first quarter of fiscal 2019.

In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of ASU 2016-02 is to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such asinformation about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The purpose of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equities or liabilities, and classification of amounts in the statement of cash flows.  ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company will adopt this standard in the first quarter of fiscal 2018 and does not expect any material impact to its financial statement.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

NOTE 2 – ACQUISITIONS

In March 2015 Level Brands formed Beauty and Pinups, LLC (“BPU”), a North Carolina limited liability company, and contributed $250,000 in exchange for its member interest. In April 2015 BPU entered into a Contribution Agreement with Beauty & Pinups, Inc., a New York corporation ("BPUNY"), and two members. Under the terms of the Contribution Agreement, BPUNY and its founder contributed the business and certain assets, including the trademark “Beauty & Pin Ups” and its variants, certain other intellectual property and certain inventory to BPU in exchange for a (i) 22% membership interest for two members, and (ii) $150,000 in cash. At closing we assumed $277,500 of BPUNY's accounts payable to its product vendor, which bears interest at 6% annually. The payable was paid off in April 2016. The fair value of the noncontrolling membership interest issued was based on the value of the initial contribution of $250,000 made by Level Brands. The total consideration paid was allocated to the net assets acquired based on relative fair values of those net assets as of the transaction date, in accordance with the Fair Value Measurement topic of the FASB ASC 820. The fair value is comprised of the cash, accounts payable acquired, non-controlling interest and a minimal amount of inventory, all in aggregate valued at $486,760.

I’M1 was formed in California in September 2016. IM1 Holdings, a California limited liability company was the initial member of IM'1. In January 2017, we acquired all of the Class A voting membership interests in I’M1 from IM1 Holdings in exchange for 583,000 shares of our common stock, which represents 51% of the interest in I’M1. The shares were valued by the Company based upon assumptions and other information provided by management, and used three approaches available when valuing a closely held business interest: the cost approach, the income approach and the market approach. Consequently, the market approach was deemed most appropriate, as it considers values established by non-controlling buyers and sellers of interests in theCompany as evidenced by implied pricing in rounds of financing. In addition, given the limited data and outlook, the backsolve method was applied to assign values to the common equity, options and warrants after giving consideration to the preference of the convertible debt holders. The valuation determined the price per share of $0.85 which put the value of the 583,000 shares at $495,550. IM1 Holdings continues to own the Class B non-voting membership interest of I’M1. We accounted for the membership acquired by allocating the purchase price to the tradename and intellectual property valued at $971,667.

EE1 was formed in California in March 2016. EE1 Holdings, a California limited liability company was the initial member of EE1 Holdings. In January 2017, we acquired all of the Class A voting membership interests in EE1 from EE1 Holdings in exchange for 283,000 shares of our common stock, which represents 51% of the interest in EE1. We used the same valuation from the Company of $0.85 per share which put the value of the 283,000 shares at $240,550. EE1 Holdings continues to own the Class B non-voting membership interests of EE1. We accounted for the membership acquired by allocating the purchase price to the tradename and intellectual property valued at $471,667.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. If there is insufficient data to support the valuation of the security directly, the company will value it, and the underlying revenue, on the estimated fair value of the services provided. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either an investment marketable security (when the customer is a public entity) or as an investment other security (when the customer is a private entity).

As of April 2017, the Company received 2,500,000 shares of common stock as terms of its agreement for services, which was valued at $650,000 based on the trading price on the OTC Markets, Inc. the day of issuance, which was $0.26 per share. The shares were restricted as indicated under Securities Act of 1933 and may not be resold without registration under the Securities Act of 1933 or an exemption therefrom. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange.

As of June 30, 2017 the trading price on the OTC Markets, Inc. was $0.03 and the Company had exchanged the 2,500,000 shares of common stock with the issuer for 65 shares of preferred stock. The 65 shares of preferred stock issued were each convertible using the lesser of either $0.26 per share or the 30 day trading average, that would provide a number of shares equal to the value of $10,000 per share. The Company classified the preferred stock as Level 3 for fair value measurement purposes as there were no observable inputs. The preferred shares also contained a put option for the holder for the stated value per share. The Company determined that the value of the preferred shares was $475,000, which was an approximation of fair market value. On July 31, 2017 the Company sold the preferred shares to a related party for $475,000; $200,000 in cash and a short term note receivable for $275,000. As a result, the Company recorded an other-than-temporary impairment on securities for the year ended September 30, 2017 of $175,000 in the consolidated statement of operations.

On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment Other Securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share, the shares are not restricted. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, Level Brands, and also distributed shares valued at $223,440 to its non-controlling interests (“NCI”). In August 2017, the Company also provided referral services for kathy ireland WorldWide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. The Company assessed the common stock and determined there was not an impairment for the year ended September 30, 2017.

On September 19, 2017, I’M1 and EE1 in aggregate exercised a warrant for 56,552 shares of common stock for services delivered to a customer and accounted for this in Investment Other Securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $56,552, which was based on all 2017 financing transactions of the customer set at $1.00 per share, with the most recent third party transaction in August 2017. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including financial projections provided by the issuer and conversations with the issuer management regarding the Company’s recent results and future plans and the Company’s financing transactions over the past twelve months.

The table below summarizes the assets valued at fair value as of September 30, 2017:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at September 30, 2017

Marketable securities	-	-	$-	$-
Investment other securities	-	-	$859,112	$859,112

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2016	$-	$-	$-	$-
Receipt of equity investment upon completion of contracts	$650,000	$-	$912,000	$1,562,000
Exchange of common stock for preferred stock	$(650,000)	$-	$650,000	$-
Other-than-temporary impairment on marketable securities	$-	$-	$(175,000)	$(175,000)
Exchange of marketable security for cash and note receivable	$-	$-	$(475,000)	$(475,000)
Receipt of equity investment upon completion of contract	$-	$-	$114,000	$114,000
Distribute equity from subsidiaries to Level and NCI	$-	$-	$(223,440)	$(223,440)
Receipt of equity investment upon completion of contract	$-	$-	$56,552	$56,552
Balance at September 30, 2017	$-	$-	$859,112	$859,112

NOTE 4 – INVENTORY

Inventory at September 30, 2017 and 2016 consists of the following:

	2017	2016
Finished goods	375,459	583,349
Inventory components	$212,738	$30,858
Total	$588,197	$614,207

At September 30, 2017, the Company determined that inventory was impaired by approximately $67,000. This write-off was applied directly to the affected inventory items and, as such, a reserve was not deemed necessary at September 30, 2017 or September 30, 2016.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2017 and 2016 consist of the following:

	2017	2016
Computers, furniture and equipment	$37,261	$14,311
Show booth and equipment	171,986	171,986
Manufacturers’ molds and plates	34,200	34,200
Software	-	12,000
	243,447	232,497
Less accumulated depreciation	(107,971)	(52,216)
Net property and equipment	$135,476	$180,281

Depreciation expense related to property and equipment was $55,755 and $44,935 for the years ended September 30, 2017 and 2016, respectively

NOTE 6 – INTANGIBLE ASSETS

On April 13, 2015, BPU acquired from BPUNY certain assets, including the trademark "Beauty & Pin Ups" and its variants and certain other intellectual property and assumed $277,500 of BPUNY's accounts payable to its product vendor, which was paid off in April 2016.

On January 6, 2017, the Company acquired 51% ownership in I’M1 from I’M1 Holdings. I’M1’s assets include the trademark "I’M1” and its variants and certain other intellectual property. Specifically, a licensing agreement with kathy ireland® Worldwide and an advisory agreement for services with kathy ireland® Worldwide. The licensing agreement provides the rights to use of the tradename for business and licensing purposes, this is the baseline of the business and will be required as long as the business is operating. Our capability for renewals of these agreements are extremely likely as the agreements are with a related party. We also believe the existence of this agreement does not have limits on the time it will contribute to the generation of cash flows for I’M1 and therefore we have identified these as indefinite-lived intangible assets.

On January 6, 2017, the Company acquired 51% ownership in EE1 from EE1 Holdings. EE1’s assets include the trademark "EE1” and its variants and certain other intellectual property. Specifically, a production deal agreement with BMG Rights Management US and an advisory agreement for services with kathy ireland® Worldwide. We believe the production deal agreement and the advisory agreement do not have limits on the time they will contribute to the generation of cash flows for EE1 and therefore we have identified these as indefinite-lived intangible assets.

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725. In addition, the Company agreed to pay $65,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $2,917 for the year ending September 30, 2017. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Chef Andre," "Andre Carthen," ACafe" or "Fit Chef" and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks.

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750. In addition, the Company agreed to pay $40,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $1,603 for the year ending September 30, 2017. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Jardin," "Nicholas Walker," "Nicholas Walker Jardin," "Nicholas Walker Garden Party," "Cultivated by Nicholas Walker," and "Jardin Du Jour," and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks.

In September 2017, the Company acquired an exclusive seven year license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness. The agreement is for seven years for a purchase price of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. The license and associated intellectual property is being amortized over the term of the agreement and we have amortized $10,000 for the year ending September 30, 2017. Per the agreement, $480,000 is to be paid prior to January 1, 2018, and this amount was included in accrued expenses, related party at September 30, 2017. The remaining amount of $360,000 are due in equal installments on January 1 of subsequent years until the purchase price is paid, and are classified as long term liabilities, related party as of the year ended September 30, 2017. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™.

Intangible assets as of September 30, 2017 and 2016 consisted of the following:

	2017	2016
Trademark and other intellectual property related to BPU	$486,760	$486,760
Trademark and other intellectual property related to I’M1	971,667	-
Trademark and other intellectual property related to EE1	471,667	-
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness, net	830,000	-
Cash, warrants and stock issued related to the Wholesale license agreement with Chef Andre Carthen, net	307,146	-
Cash, warrants and stock issued related to the Wholesale license agreement with Nicholas Walker, net	173,047	-
Total	$3,240,287	$486,760

In September 2017 the Company acquired three definite lived intangible assets, all with a seven year life.

Future amortization schedule:

Intangible	Total unamortized cost	2018	2019	2020	2021	2022	thereafter
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness	$830,000	$120,000	$120,000	$120,000	$120,000	$120,000	$230,000
Cash, warrant and stock issued related to the Wholesale license agreement with Chef Andre Carthen	$307,146	$44,294	$44,294	$44,294	$44,294	$44,294	$85,676
Cash, warrant and stock issued related to the Wholesale license agreement with Nicholas Walker	$173,047	$24,950	$24,950	$24,950	$24,950	$24,950	$48,297

The Company performs an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred and the Company evaluates the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company has performed a qualitative and quantitative analysis and for the years ended September 30, 2017 and 2016 there has been no impairment.

The Company performs an impairment analysis at August 1 annually on the definite lived intangible assets following the steps laid out in ASC 360-10-35-21. We first assess if there is an indicator of possible impairment such as change in the use of the asset, market price changes in the asset, or other events that impact the value of the asset. If an indicator is present we then perform a quantitative analysis to determine if the carrying amount of the asset is recoverable. This is done by comparing the total undiscounted future cash flows of the long-lived asset to its carrying amount. If the total undiscounted future cash flows exceed the carrying amount of the asset, the carrying amount is deemed recoverable and an impairment is not recorded. If the carrying amount of a long-lived asset is deemed to be unrecoverable, an impairment loss needs to be estimated. In order to calculate the impairment loss, the Fair Value of the asset must be determined. Fair Value referenced here is determined using the guidance in FASB ASC Topic 820. After assessing indicators for impairment, the Company determined that a quantitative analysis was not needed as of September 30, 2017.

NOTE 7 – LINE OF CREDIT

In August 2015, we entered into a one year $1,000,000 revolving line of credit agreement with LBGLOC, LLC, a related party. Under the terms of the agreement, we pay interest on any amounts available for advance at the rate of 10% per annum. We granted LBGLOC, LLC a blanket security agreement on our assets as collateral for amounts advanced under the credit line. As additional consideration for granting the credit line, we issued the lender 16,000 shares of common stock, valued at $32,000 and was recorded as a debt discount and amortized over the term of the note.

The agreement was renewed for an additional one year period on September 1, 2016. As additional consideration for renewing the credit line, we issued the lender 14,000 shares of common stock, which was valued at $105,000 based on the most recent equity financing in February 2016, and was recorded as a debt discount and was being amortized over the term of the note.

On June 6, 2017, pursuant to an agreement dated May 15, 2017, the Company converted the outstanding principal balance of the line of credit in the amount of $593,797, together with the accrued interest of $179,380 for a total payoff amount of $773,177 into common shares of the Company at a price of $3.95 per share. The Company recorded a loss on extinguishment of $8,750 which was recorded as interest expense in the consolidated statement of operations. In this transaction, the Company issued 195,740 shares of common stock.

The outstanding balances due under the agreements were $0 and $893,797 at September 30, 2017 and 2016, respectively.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

On October 4, 2016 and October 24, 2016, the Company issued in aggregate $2,125,000 of 8% Convertible Promissory Notes to accredited investors. The securities consisted of 8% Convertible Notes with warrants to purchase 141,676 shares of the Company’s stock (the “Notes”). The Notes may convert upon an IPO resulting in gross proceeds to the Company of at least $10,000,000, prior to July 1, 2017, at the option of the investor. The conversion price for the Notes was $5.00. All Notes converted will be subject to a 12-month lockup post IPO. The warrants have an exercise price of $7.80. The warrants expire in September 2021 and are exercisable beginning the earlier of: (i) immediately after the IPO closing; or (ii) July 1, 2017.

Effective June 30, 2017, the Company converted the $2,125,000 principal amount of convertible promissory notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. In this transaction, the Company issued 570,254 shares of common stock.

The Company accounted for the initial issuance of these Notes in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”.  The Black-Scholes value of the warrants, $5,159, associated with the issuance was recorded as a discount to debt and was amortized into interest expense. In addition, the issuance of the Notes and warrants were assessed and did not contain an embedded beneficial conversion feature as the effective conversion price was not less than the relative fair value of the instrument. We also had fees of $200,800 associated with the financing, which was recorded as a debt discount and amortized over the term of the Notes. With the June 30, 2017 conversion of the Notes, we accelerated the debt discount and have recorded interest expense related to these amounts of $205,959 for the year ended September 30, 2017. In addition, we accounted for a conversion inducement in accordance with ASC 470-20 on the conversion price reduction from $5.00 to $3.95 per share and recorded a non-cash debt conversion expense of $446,250 in the consolidated statement of operations for the year ended September 30, 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

Pursuant to the acquisition of assets from BPUNY described in Note 2, we assumed a trade payable of $277,500 due to a vendor, which is now a member of BPU. The trade payable was converted to a note that matured in April 2016 and interest on the outstanding balance accrued at 6% per annum. The note was fully paid as of September 30, 2016. Interest expense was $1,207 for the year ended September 30, 2016.

In April 2015, we entered into a two year Advisory Services Agreement (“ASA”) with a shareholder for management, creative and marketing services. The agreement provides for a monthly fee of $10,000, which the shareholder has agreed to defer payment of until the Company has sufficient available cash or upon closing of a capital raise in excess of $5,000,000. We recorded expense of $120,000 for the year ended September 30, 2016, which were accrued during the year. No payments were made for the monthly fees during the year ended September 30, 2016. On October 1, 2016 the Company and the shareholder agreed as follows: (1) to terminate the ASA and all fees owed by providing 36,000 shares of the Company’s common stock and (2) a lump sum payment of $50,000, which was paid on November 4, 2016. In addition we issued 40,000 shares of the Company’s common stock for additional consulting services which were outside the original scope of service. All shares were issued on November 15, 2016.

In April 2015, we entered into a two year consulting agreement with a member of BPU for creative influence, leadership and direction services. The agreement provides for a monthly fee of $12,000. As of September 30, 2017 and 2016, we have recorded prepaid expense of $0 and $10,393 respectively, and have recorded expense for the years then ended of $77,949 and $144,000, respectively, related to this agreement.

In April 2015, we entered into a Management Services Agreement (the “MSA”) with Kathy Ireland® Worldwide (“kiWW”) pursuant to which it agreed to provide management certain creative and marketing services. One of our board members is the CFO for kiWW. As compensation, we generally agreed to pay, a deferred monthly fee of $10,000, to the extent kiWW is providing services with respect to BPU, an annual fee of 10% of the gross margins of BPU after the first $10 million in revenues; and a $750,000 royalty fee, of which this criteria had not been met for the year ended September 30, 2016. On October 1, 2016, the Company and kiWW agreed to terminate the MSA agreement and all fees owed by providing a lump sum payment of $50,000, which was paid on November 3, 2016.

In April 2015, we sold to kiWW, an affiliate of one of our board members, a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $1.25 per share for $25,000. Subsequent to this transaction, kiWW transferred a portion of the warrant to a third-party. The warrants were exercised in March 2016.

In August 2015, we entered into an agreement for a one million dollar line of credit with a 10% annual interest rate with LBGLOC LLC. One of the members of this LBGLOC LLC was Stone Street Partners Opportunity Fund II LLC (the “Fund”) of which at the time our Chairman of the board was the manager and a member of this LLC. The Fund invested $300,000 toward the line of credit provide by LBGLOC LLC to the Company. The Fund exited the line of credit on November 23, 2015, when a new unrelated member joined LBGLOC LLC, and the Fund was paid principal and interest totaling $308,750. The Company issued 16,000 shares of common stock to LBGLOC LLC as a fee for setting up the line of credit (see Note 7).

In December 2015, we engaged T.R Winston & Co., LLC (“TRW”), a broker-dealer and member of FINRA that is an affiliate of a shareholder, to serve as our exclusive placement agent in a private placement of our securities which resulted in gross proceeds to us of $2,150,000 in February 2016. In this offering, we paid T.R. Winston & Co., LLC cash commissions of $150,500 and issued its affiliates four year placement agent warrants to purchase 20,067 shares of our common stock at an exercise price of $8.75 per share, which are exercisable on a cashless basis. In February 2016 we reduced the exercise price of these warrants to $5.00 per share. These warrants and the warrants associated with the June 2015 placement were exercised on a cashless basis in October 2016.

In January 2016 we entered into a charitable agreement, as amended, with Best Buddies International, an affiliate of a member of our board of directors. Pursuant to the agreement we issued 30,000 shares of our common stock valued at $225,000 as a charitable contribution.

In July 2016, we entered into a one year promissory note with a shareholder for amounts to be advanced as needed at an annual interest rate of 7%. Our Chairman of the board at the time was a member of the shareholder. From July through August 18, 2016 the Company was advanced $303,966 and paid this principal back in full on September 9, 2016. Interest of $3,352 had been accrued by the Company and was paid on November 23, 2016.

In August 2016, we renewed an agreement for a one million dollar line of credit with a 10% annual interest rate with LBGLOC LLC. One of the members of this LLC was Stone Street Partners Opportunity Fund II LLC (the “Fund”) of which at the time our Chairman of the board was the manager and a member of this LLC. The Fund invested $300,000 toward the line of credit provide by LBGLOC LLC to the company. The Company also issued 14,000 shares of common stock as a fee to LBGLOC LLC for the renewal of the line of credit. The Fund exited the line of credit on October 6, 2016 and was paid principal and interest totaling $302,500, thus reducing the available borrowing limit on the line of credit to $700,000.

In November 2016 we issued 20,000 shares of our common stock valued at $17,000 to Best Buddies International as a charitable contribution. Best Buddies International is an affiliate of a member of our board of directors.

On January 1, 2017, we entered into a sublease agreement for office space with Kure Corp. (“Kure”). The lease is for one year and the space was to be used by our subsidiary BPU. A shareholder of Kure is Stone Street Capital, LLC, an affiliate of our CEO and Chairman and our CEO and Chairman was the past Chairman of Kure and is also a shareholder of Kure.

In February 2017 we entered into a master advisory and consulting agreement with kathy ireland® Worldwide, as amended, pursuant to which we have engaged the company to provide non-exclusive strategic advisory services to us under a term expiring in February 2025. Under the terms of this agreement, Ms. Ireland serves in the non-executive positions as our Chairman Emeritus and Chief Brand Strategist. The agreement also provides that kathy ireland® Worldwide will provide input to us on various aspects of our corporate strategies and branding, provides access to us of its in-house design team to assist us in developing our brands. As compensation under the agreement we agreed to pay kathy ireland® Worldwide a nominal monthly fee. We are also responsible for the payment of expenses incurred by Ms. Ireland or kathy ireland® Worldwide in providing these services to us.

On February 8, 2017 the Company entered into a one year advisory agreement with Mr. Tommy Meharey pursuant to which he provides advisory and consulting services to us, including serving as co-Managing Director of I’M1. We have agreed to pay Mr. Meharey a fee of $15,000 per month for his services. We expect these agreements will be renewed for multi-year terms prior to the expiration of the terms of the current agreements.

On February 8, 2017 the Company entered into a one year advisory agreement with Mr. Nic Mendoza pursuant to which he provides advisory and consulting services to us, including serving as co-Managing Director of EE1. We have agreed to pay Mr. Mendoza a fee of $10,000 per month for his services. We expect these agreements will be renewed for multi-year terms prior to the expiration of the terms of the current agreements.

On February 8, 2017 the Company entered into a one year advisory agreement with Mr. Stephen Roseberry pursuant to which he provides advisory and consulting services to us, including serving as co-Managing Director of EE1 and I’M1. We have agreed to pay Mr. Roseberry a fee of $1.00 per month for his services. We expect these agreements will be renewed for multi-year terms prior to the expiration of the terms of the current agreements.

In February 2017 the Company entered into a one year advisory agreement with Mr. Jon Carrasco pursuant to which he provides advisory and consulting services to us, including serving as Global Creative Director of EE1 and I’M1. We have agreed to pay Mr. Carassco a fee of $1.00 per month for his services. We expect these agreements will be renewed for multi-year terms prior to the expiration of the terms of the current agreements.

In February 2017 EE1 arranged, coordinated and booked for Sandbox LLC a travel related event, arranging for travel and concierge related services. Under the terms of the oral agreement, EE1 was paid $68,550 for its services, which was recorded as consulting/advisory revenue. Sandbox LLC is an affiliate of a member of our board of directors.

In March 2017, our subsidiary I’M1 entered into a consulting agreement with Kure. In this agreement I’M1 provided services delivered in two phases. The first phase was delivered by March 31, 2017 which included a social media blitz and marketing and branding support and strategies for $200,000. The second phase was delivered by June 22, 2017 which included modeling impressions for the brand and extension of publicity to other media outlets for $400,000. In addition, in March 2017, I’M1 entered into a separate licensing agreement for 10 years with Kure under which we will receive royalties based on gross sales of Kure products with the I’M1 brand. A shareholder of Kure is Stone Street Capital, LLC, an affiliate of our CEO and Chairman and our CEO and Chairman was the past Chairman of Kure and is also a shareholder of Kure.

On June 6, 2017, pursuant to an agreement dated May 15, 2017, the Company converted the line of credit with LBGLOC LLC, which included the outstanding principal balance of $593,797 and the accrued interest of $179,380 for a total payoff amount of $773,177 into common shares of the Company at a price of $3.95 per share. One member of LBGLOC LLC, Stone Street Partners Opportunity Fund II LLC is an affiliate of our CEO and Chairman and received 94,475 shares of common stock in this transaction.

Effective June 30, 2017, the Company converted the $2,125,000 principal amount of convertible promissory notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. One note holder, Stone Street Partners Opportunity Fund II LLC is an affiliate of our CEO and Chairman and received a total of 26,836 shares.

In June 2017, the Company earned a referral fee from kiWW after establishing a business meeting resulting in a new license agreement for kiWW. The referral fee was paid out of 200,000 options issued to kiWW from the new client, which were exercised and transferred to the Company. The shares are valued at $114,000, which was derived after assessing the value of our services provided and determining a per share value of $0.57. The warrant was exercised in June 2017 and the shares issued to the Company in August 2017.

In June 2017, Kure purchased products from our subsidiary BPU for resale in their stores. The total purchase was $97,850. Our CEO and Chairman is the past Chairman of Kure and is also a shareholder of Kure.

In July 2017, the Company entered into subscription agreements for 133,000 shares of common stock with two accredited investors in a private placement, which resulted in gross proceeds of $525,350 to the Company. The accredited investors Stone Street Partners LLC and Stone Street Partners Opportunity Fund II LLC are affiliates of our CEO and Chairman.

On July 31 2017, the Company sold preferred shares it had received as payment for services to a customer. The preferred shares were sold to a related party. The preferred shares were originally valued as marketable securities at $650,000 and were sold for $475,000, an approximation of fair market value, which was paid $200,000 in cash and a short term note of $275,000 at 3% interest, which is in note receivable related party as of September 30, 2017. The Company recorded an impairment of $175,000 for the year ended September 30, 2017 (see Note 3).

On August 1, 2017, the Company entered into an additional advisory agreement with Kure, in which the Company would act as an advisor regarding business strategy involving (1) conversion of Kure franchises into company stores, (2) conversion of Kure debt and preferred shares into common share of Kure and (3) preparation steps required and a strategy to position for a possible Reg A+ offering. The services are to be delivered in two phases, the first deliverables of items 1 and 2 above by September 30, 2017 and 3 by June 30, 2018. The Company will be paid $200,000 in Kure stock for the first deliverables and $200,000 in cash for the second deliverable.

In August 2017, EE1 entered into a representation agreement with Romero Britto and Britto Central, Inc. under which it was appointed as exclusive licensing consultant to license certain intellectual property in entertainment industry category, which includes theatre, film, art, dance, opera, music, literary, publishing, television and radio, worldwide except for South America. Under the terms of the agreement, EE1 will identify and introduce Britto to potential license opportunities, negotiate terms of license agreements, and implement and administer each eligible license agreement entered. As compensation for our services, EE1 is entitled to receive 35% of the net proceeds received under any license, and following the termination or expiration of the agreement, 15% of the net proceeds of eligible licenses. The President of Britto Central, Inc is the spouse of a member of our board of directors.

In September 2017 EE1 arranged, coordinated and booked for Sandbox LLC a travel related event, arranging for travel and concierge related services. Under the terms of the oral agreement, EE1 was paid $64,475 for its services, which were recorded as consulting/advisory revenue. EE1 engaged Sterling Winters Company to assist with this service and incurred a cost of sales for that service of $35,421 which was recorded as of September 30, 2017. Sandbox LLC is an affiliate of a member of our board of directors.

On September 1, 2017, the Company entered into a license agreement with kathy ireland® Worldwide for certain use of kathy ireland trademark, likeness, videos, photos and other visual presentations for the Company’s IPO and associated roadshow. The Company agreed to pay $100,000, of which $50,000 has been paid as of September 30, 2017 and $50,000 will be paid out of proceeds from the IPO. These amounts are recorded as deferred initial public offering costs as of September 30, 2017.

In September 2017 EE1 created a marketing campaign for a customer and worked through their approved vendor, Sandbox LLC, to deliver services. Under the terms of the oral agreement, EE1 was paid $550,000 for its services from Sandbox. At September 30, 2017, this entire amount was recorded in accounts receivable related party. Sandbox LLC is an affiliate of a member of our board of directors. EE1 engaged Sterling Winters Company to assist with this campaign and incurred accrued expenses of $250,000 as of September 30, 2017. Sterling Winters Company is an affiliate of a member of our board of directors.

On September 8, 2017, the Company extended its Master Advisory and Consulting Agreement, executed in February 2017, with kathy ireland Worldwide to February 2025.

As we engage in providing services to customers, at times we will utilized related parties to assist in delivery of the services. For the year ended September 30, 2017 we incurred related party cost of sales of $333,773.

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. Our preferred stock does not have any preference, liquidation, or dividend provisions. No shares of preferred stock have been issued.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 5,792,261 and 3,400,834 shares of common stock issued and outstanding at September 30, 2017 and 2016, respectively.

On November 11, 2016, majority shareholders of the Corporation, upon recommendation of the board of directors, approved a reverse stock split of the Corporation's common stock to be effected at a specific ratio to be determined by the board of directors in the future within a range up to one for nine (1:9). On December 2, 2016, the board of directors fixed the ratio of the reverse stock split at one to five (1:5) and set the effective date as December 5, 2016. All share and per share amounts within these consolidated financial statements have been retroactively adjusted to give effect to the reverse split.

Common stock transactions:

Fiscal year 2017:

Per terms in the Operating Agreement of BPU, the Company could redeem the 10% membership interest of Sigan for $110,000 at any time before April 13, 2017. On October 14, 2016, as amended in March 2017, Sigan entered into an agreement with the Company and transferred their 10% member interest for 129,412 shares of the Company’s common stock.

In October 2016 we issued 38,358 shares of our stock to six individuals and entities upon the cashless exercise of 70,067 placement agents warrants previously granted to T.R. Winston & Co LLC and its affiliates.

In November 2016 we issued Stone Street Partners, LLC an aggregate of 76,000 shares of our common stock valued at $570,000 as compensation for services, which had been accrued and expensed at September 30, 2016. The stock was valued at the time based on the most recent equity financing from February 2016 which was priced at what is a post reverse split price of $7.50.

In November 2016 we issued 20,000 shares of our common stock valued at $17,000 to Best Buddies International as a charitable contribution.

In January 2017 we issued 26,667 shares of our common stock to two individuals as part of consulting agreements. The shares were valued at $22,667, based on the valuation from the Company and expensed as salary compensation.

In January 2017, the Company acquired 51% ownership in IM1 in exchange for 583,000 shares of Level Brands common stock, which was valued at $495,550.

In January 2017, the Company acquired 51% ownership in EE1 in exchange for 283,000 shares of Level Brands common stock, which was valued at $240,550.

Effective April 28, 2017, Priel Maman entered into an agreement with the Company to transfer his 12% member interest in BPU for 155,294 shares of the Company’s common stock, valued at $132,000. The Company now owns 100% membership interest of BPU.

On June 6, 2017, pursuant to an agreement dated May 15, 2017, the Company converted the outstanding line of credit principal balance of $593,797, together with the accrued interest of $179,380 for a total conversion amount of $773,177 into common shares of the Company at a price of $3.95 per share. In this transaction, the Company issued 195,740 shares of common stock.

Effective June 30, 2017, the Company converted the $2,125,000 principal amount of convertible promissory notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. In this transaction, the Company issued 570,254 shares of common stock.

On June 30, 2017, the Company entered into subscription agreements for 77,000 shares of common stock with two accredited investors in a private placement, which resulted in gross proceeds of $304,150 to the Company. In this transaction, $201,450 was received on June 30, 2017 and $102,700 was received July 5, 2017.

On June 30, 2017, the Company entered into an agreement with an investor relations firm and as part of the compensation issued 5,000 shares of the Company’s common stock for services. The shares were issued July 5, 2017 and valued at $19,750.

In July 2017, the Company entered into subscription agreements for 133,000 shares of common stock with two accredited investors in a private placement, which resulted in gross proceeds of $525,350 to the Company.

On August 1, 2017, the Company issued 1,500 shares of common stock upon exercise of options.

On August 24, 2017, the Company issued 19,100 shares of common stock to a vendor for services. The shares were valued at $75,445, and are included in deferred initial public offering costs as of September 30, 2017.

On September 8, 2017, the Company entered into a wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725.

On September 8, 2017, the Company entered into a wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750.

On September 30, 2017, the Company issued 7,593 shares in aggregate to 3 independent directors as board compensation. The shares were valued at $30,000 in aggregate.

Fiscal year 2016:

We issued 416,668 shares of common stock upon the cashless exercise of 500,000 warrants.

We sold 286,667 shares of common stock in a private placement for gross proceeds of $2,150,000. Costs of $165,253 were deducted from the proceeds.

We issued 14,000 shares of common stock, valued at $105,000, as an incentive to LBGLOC, LLC to renew a revolving credit agreement. We issued 30,000 shares of common stock, valued at $225,000, as a charitable contribution.

Stock option transactions:

On December 15, 2015 we granted an aggregate of 40,000 common stock options to two employees. The options vest ratably over three years on the anniversary of the grant date. The options have an exercise price of $2.00 per share and a term of six years. We have recorded an expense for the options of $13,994 and $12,086 respectively for the years ended September 30, 2017 and 2016.

On October 1, 2016 we granted an aggregate of 14,300 common stock options to two employees. The options vest 16% immediately, 42% January 1, 2017 and 42% January 1, 2018. The options have an exercise price of $7.50 per share and a term of five years. We have recorded an expense for the options of $576 for the year ended September 30, 2017.

On October 1, 2016 we granted an aggregate of 171,500 common stock options to two employees. The options vest ratably on January 1, 2018. The options have an exercise price of $7.50 per share and a term of six years. We have recorded an expense for the options of $19,208 for the year ended September 30, 2017.

On May 1, 2017 we granted an aggregate of 100,000 common stock options to one employee. The options vest 50% immediately and 50% on January 1, 2018. The options have an exercise price of $4.00 per share and a term of seven years. We have recorded an expense for the options of $17,469 for the year ended September 30, 2017.

On August 31, 2017 we granted an aggregate of 20,000 common stock options to one employee. The options vest ratably on August 31, 2018. The options have an exercise price of $4.00 per share and a term of seven years. We have recorded an expense for the options of $3,753 for the year ended September 30, 2017.

On September 8, 2017 we granted an aggregate of 7,500 common stock options to three consultants. The options vest ratably on October 1, 2018. The options have an exercise price of $4.00 per share and a term of five years. We have recorded an expense for the options of $897 for the year ended September 30, 2017.

The expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in the similar industry. The expected term used was the full term of the contract for the issuances. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate of zero is based upon the experience of the Company. As required under ASC 718, we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the years ended September 30, 2017 and 2016:

Year ended September 30,
	2017	2016
Exercise price	$4.00 - $7.50	$2.00
Risk free interest rate	1.14 – 2.13%	1.84%
Volatility	39.44 – 60.39%	61.3%
Expected term	5-7 years	6 years
Dividend yield	None	None

Warrant transactions:

On September 8, 2017, the Company entered into a wholesale license agreement with Andre Carthen and as part of the agreement issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338.

On September 8, 2017, the Company entered into a wholesale license agreement with Nicholas Walker and as part of the agreement issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900.

On October 1, 2016, the board approved the strike price adjustment for certain placement agent warrants totaling 20,067 from a strike price of $8.75 to $5.00. On October 26, 2016, 38,358 shares of common stock were issued, upon a cashless exercise of the 20,067 warrants above and another 50,000 warrants, at a strike price of $2.75, which had been issued to a placement agent for prior services related to previous private placements of our securities.

On October 4, 2016 and October 24, 2016, we issued in aggregate, warrants exercisable into 141,676 shares of common stock with an exercise price of $7.80. The warrants expire on September 30, 2021. The warrants were issued in conjunction with the Company’s 8% convertible notes, described in Note 8.

During February 2016, we issued placement agent warrants exercisable into 20,067 shares of common stock with an exercise price of $8.75. The warrants expire on February 16, 2020.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the years September 30, 2017 and 2016:

Year ended September 30,
	2017	2016
Exercise price	$4.00 - $7.80	$8.75
Risk free interest rate	1.22-1.64%	1.07%
Volatility	39.41-54.49%	43.34%
Expected term	5 years	4 years
Dividend yield	None	None

NOTE 11 – STOCK-BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Company’s board of directors approved the 2015 Equity Compensation Plan (“Plan”). The Plan made 1,175,000 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stock, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 100,000 shares of common stock.

We account for stock-based compensation using the provisions of ASC 718.  ASC 718 codification requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. We have only awarded stock options since December 2015. All options are approved by the board of directors until the board establishes a Compensation Committee. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

Eligible recipients include employees, officers, directors and consultants who are deemed to have rendered or to be able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the success of the Company. Options granted generally have a ten-year term and have vesting terms that cover one to three years from the date of grant. Certain of the stock options granted under the plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms.

Stock Options – The Company currently has awards outstanding with service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the year ended September 30, 2017:

The following table summarizes stock option activity under the Plan:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2015	—	$—
Granted	40,000	2.00
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2016	40,000	2.00
Granted	313,300	6.08
Exercised	(1,500)
Forfeited	(18,500)
Outstanding at September 30, 2017	333,300	$5.83	5.3	$—

Exercisable at September 30, 2017	—	$—	—	$—

As of September 30, 2017, there was approximately $69,269 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 1.25 years.

Restricted Stock Award transactions:

On October 1, 2016, the Company issued 230,000 restricted stock awards in aggregate to board members and the Chairman who is also our Chief Executive Officer. The restricted stock awards vest January 1, 2018. The stock awards are valued at fair market upon issuance at $195,500 and amortized over the vesting period. We recognized $156,400 of stock based compensation expense for the year ended September 30, 2017.

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2015	550,000	$1.39
Issued	20,067	8.75
Exercised	(500,000)	1.25
Forfeited	—	—
Outstanding at September 30, 2016	70,067	4.47
Issued	212,176	6.53
Exercised	(70,067)	4.47
Forfeited	—	—
Outstanding at September 30, 2017	212,176	$6.53	4.3	$—

Exercisable at September 30, 2017	212,176	$6.53	4.3	$—

The following table summarizes outstanding common stock purchase warrants as of September 30, 2017:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
	212,176	6.53

NOTE 13 – SEGMENT INFORMATION

The Company operates through its three subsidiaries in three business segments: the Professional Products, the Licensing, and the Entertainment divisions. The Professional Products division is designed to be an innovative and cutting-edge producer and marketer of quality hair care and other beauty products. The Licensing division is designed to establish a lifestyle brand via licensing of select products / categories (grooming, personal care, cologne, accessories, jewelry and apparel) with a focus on addressing the needs of the men. The Entertainment division’s focus is to become a producer and marketer of multiple entertainment distribution platforms. The corporate parent also will generate revenue from time to time, thru advisory consulting agreements. This revenue is similar to the Entertainment divisions’ revenue process and we have allocated revenue from corporate to the Entertainment division for segment presentation.

The Professional Products division operated for the full year in fiscal 2017 and 2016. The Licensing and Entertainment divisions were both acquired in January 2017.

The performance of the business is evaluated at the segment level. Cash, debt and financing matters are managed centrally. These segments operate as one from an accounting and overall executive management perspective, though each segment has senior management in place; however they are differentiated from a marketing and customer presentation perspective, though cross-selling opportunities exist and continue to be pursued.

Condensed summary segment information follows for the years ended September 30, 2017 and 2016.

Year ended September 30, 2017
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$970,204	$1,794,582	$1,710,167	$4,474,953
Net Sales related party	$97,850	$600,000	$1,033,388	$1,731,238
Income (loss) from Operations before Overhead	$(1,705,081)	$637,888	$697,066	$(370,127)
Allocated Corporate Overhead (a)	354,362	338,808	322,871	1,016,041
Net Loss	$(2,059,443)	$299,080	$374,195	$(1,386,168)

Assets	$3,068,606	$2,603,075	$1,397,758	$7,069,439

Year ended September 30, 2016
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$2,031,562	$-	$-	$2,031,562
Income (loss) from Operations before Overhead	$(2,461,548)	$-	$-	$(2,461,548)
Allocated Corporate Overhead (a)	1,434,722			1,434,722
Net Loss	$(3,896,270)	$-	$-	$(3,896,270)

Assets	$1,623,358	-	-	$1,623,358

(a)
The Company began allocating corporate overhead to the business segments in April 2017. We have allocated overhead on a proforma basis for the years ended September 30, 2017 and 2016 above for comparison purposes.

NOTE 14 – INCOME TAXES

The Company generated operating losses for the years ended September 30, 2017 and 2016 on which it has recognized a full valuation allowance. The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

The following table presents the components of the provision for income taxes for the periods presented:

	Years Ended September 30,
	2017	2016
Current
Federal	$—	$—
State	—	—
Total current	—	—
Deferred
Federal	24,000	7,000
State	1,000	1,000
Total deferred	25,000	8,000
Total provision	$25,000	$8,000

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2017	2016
Federal statutory income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	3.2	2.6
Permanent differences	(2.3)	(2.7)
Tax impact of non-controlling interest	21.1	(5.0)
Change in valuation allowance	(57.8)	(29.1)

Provision for income taxes	(1.8)%	(0.2)%

Significant components of the Company's deferred income taxes are shown below:

	Years Ended September 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$2,304,000	$1,333,000
Stock compensation	87,000	4,000
Investments	32,000	-
Accrued expenses	2,000	-
Management fees	-	189,000
Charitable contributions	10,000	5,000

Total deferred tax assets	2,435,000	1,531,000

Deferred tax liabilities:
Prepaid expenses	(31,000)	-
Management fees	(73,000)	-
Intangibles	(33,000)	(12,000)
Fixed assets	(18,000)	(2,000)
Total deferred tax liabilities	(155,000)	(14,000)
Net deferred tax assets	2,280,000	1,517,000
Valuation allowance	(2,317,000)	(1,529,000)

Net deferred tax liability	$(37,000)	$(12,000)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The valuation allowance increased by $788,000 and $1,132,000 as of September 30, 2017 and 2016, respectively. The presentation of the September 30, 2016 valuation allowance in the above schedule changed from $1,505,000 as presented in the prior year financial statements to $1,529,000 to properly reflect the valuation allowance.

At September 30, 2017, the Company has federal net operating losses (“NOL”), carryforwards of approximately $6.4 million. The NOL carryforwards begin to expire in 2035.

The above NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes.

The Company files income tax returns in the United States, and various state jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30, 2017 and 2016, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 15 – LEASES

The Company currently leases its office space on a month-to-month basis. The lease is with an affiliate of our CEO and Chairman. Rent expense was $135,944 and $108,166 for the years ended September 30, 2017 and 2016, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Wholesale License Agreement

In September 2017 we entered into a wholesale license agreement with kathy ireland® Worldwide under which we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™.

As compensation under this agreement, we agreed to pay kathy ireland® Worldwide a marketing fee of $840,000, of which $480,000 is to be paid by January 1, 2018. The balance is payable in three equal annual installments beginning January 1, 2019, subject to acceleration. Under the terms of this agreement, we also agreed to pay kathy ireland® Worldwide a royalty of 33 1/3% of our net proceeds under any sublicense agreements we may enter into for this intellectual property.

The initial term of this wholesale license agreement expires in September 2024, and we have the right to renew it for an additional three year period by paying an additional marketing fee of $360,000.

NOTE 17 – SUBSEQUENT EVENTS

On November 17, 2017, the Company completed an IPO of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million. The Company received approximately $10.9 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The Company also issued to the underwriter warrants to purchase in aggregate 100,000 shares of common stock with an exercise price of $7.50. The warrants were valued at $171,600 and expire on September 27, 2022.

On December 11, 2017, the Company entered into a service agreement with Kure to facilitate the “Vape Pod” transaction with the modular building systems vendor, SG Blocks, Inc., which is also a client of our company. Under the terms of this agreement we also agreed to facilitate the introduction to third parties in connection with Kure Corp.'s initiative to establish Vape Pod's at U.S. military base retail locations and advising and aid in site selection for Kure retail stores on military bases and adjoining convenience stores, gas stations, and other similar retail properties utilizing Kure Corp.'s retail Vape Pod concept, among other services. As compensation for this recent agreement, we were issued 400,000 shares of Kure Corp.'s common stock which was valued at $200,000.

On December 11, 2017 Level Brands, Inc. also entered into a Revolving Line of Credit Loan Agreement with Kure Corp., pursuant to which we agreed to lend Kure Corp. up to $500,000 to be used for the purchase of prefabricated intermodal container building systems. This credit line was provided in connection with Kure Corp.'s recent Master Purchase Agreement with SG Blocks, Inc. for the purchase of 100 repurposed shipping containers for its Kure Vape Pod™ initiative. Under the terms of the Revolving Line of Credit Loan Agreement, Kure Corp. issued us a $500,000 principal amount secured promissory note, which bears interest at 8% per annum, and which matures on the earlier of one year from the issuance date or when Kure Corp. receives gross proceeds of at least $2,000,000 from the sale of its equity securities. As collateral for the repayment of the loan, pursuant to a Security Agreement we were granted a first position security interest in Kure Corp.'s inventory, accounts and accounts receivable. Our CEO and Chairman is the past Chairman of Kure Corp. and currently a minority shareholder of Kure Corp. Level Brands is also a shareholder of Kure Corp.

On December 21, 2017, the Company entered into a securities purchase agreement under a private placement offering and purchased 300 shares of series A preferred stock of a customer, for an aggregate price of $300,000.

On December 21, 2017, the Company entered into a sublease agreement with a related party for office space for its subsidiary BPU. The lease is for six months initially and then changes to a month to month lease at that point. The space includes office and warehouse space and will cost $3,000 per month.