Form 10-Q
period 2017-12-31
Level Brands, Inc.
filed 2018-02-14
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 001-38299
———————
LEVEL BRANDS, INC.
(Exact name of registrant as specified in its charter)
———————

North Carolina	47-3414576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road, Suite 407, Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)

(704) 445-5800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,028,928 shares of common stock are issued and outstanding as of February 1, 2018.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms Level Brands,” “we,” “us, “our” and similar terms refer to Level Brands, Inc., a North Carolina corporation formerly known as Level Beauty Group, Inc., and our subsidiaries Beauty and Pinups, LLC, a North Carolina limited liability company which we refer to as “Beauty & Pin-Ups”, I | M 1, LLC, a California limited liability company, which we refer to as “I’M1”, Encore Endeavor 1 LLC, a California limited liability company which we refer to as “EE1” and Level H&W, LLC, a recently formed North Carolina limited liability company. In addition, “fiscal 2016” refers to the year ended September 30, 2016, "fiscal 2017" refers to the year ended September 30, 2017, "fiscal 2018" refers to the year ending September 30, 2018, "first quarter of 2017" refers to the three months ended December 31, 2016 and "first quarter of 2018" refers to the three months ended December 31, 2017.

Unless otherwise indicated, all share and per share information contained herein gives pro forma effect to the 1:5 reverse stock split of our common stock, which was effective December 5, 2016. The information contained on our websites at www.levelbrands.com and www.beautyandpinups.com are not part of this report.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our material dependence on our relationships with kathy ireland® Worldwide and certain of its affiliates;
●	our limited operating history;
●	the limited operating histories of our subsidiaries;
●	our history of losses;
●	risks associated with any failure by us to maintain an effective system of internal control over financial reporting;
●	the terms of various agreements with kathy ireland® Worldwide and possible impacts on our management's abilities to make certain decisions regarding the operations of our company;
●	our dependence on consumer spending patterns;
●	our history on reliance on sales from a limited number of customers, including a related party;
●	risks associated with our failure to effectively promote our brands;
●	our ability to identify and successfully acquire additional brands and trademarks;
●	the operating agreements of our I'M1 and EE1 subsidiaries;
●	the accounting treatment of securities we accept as partial compensation for services;
●	our ability to liquidate those securities and the possible impact of the Investment Company Act of 1940;
●	the possible need to raise additional capital in the future;
●	terms of the contracts with third parties in each of our divisions;
●	possible conflicts of interest with kathy ireland® Worldwide;
●	possible litigation involving our licensed products;
●	our ability to effectively compete and our dependence on market acceptance of our brands;
●	the lack of long-term contracts for the purchase of products from our professional products division;
●	our ability to protect our intellectual property;
●	additional operational risks associated with our professional products division;
●	risks associated with developing a liquid market for our common stock and possible future volatility in its trading price;
●	risks associated with any future failure to satisfy the NYSE American LLC continued listing standards;
●	dilution to our shareholders from the exercise of outstanding options and warrants and the vesting of restricted stock awards;
●	risks associated with our status as an emerging growth company;
●	risks associated with control by our executive officers, directors and affiliates;
●	risks associated with unfavorable research reports;
●	risks associated with our status as a public company; and
●	risks associated with North Carolina law.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the Securities and Exchange Commission on December 26, 2017 (the "2017 10-K"). Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND SEPTEMBER 30, 2017

	(Unaudited)
	December 31,	September 30,
	2017	2017
Assets

Current assets:
Cash and cash equivalents	$8,817,856	$284,246
Accounts receivable	65,728	141,462
Accounts receivable -- related party	-	712,325
Accounts receivable other	50,052	12,440
Accounts receivable other – related party	290,909	236,364
Marketable securities	299,000	-
Investment other securities	1,159,112	859,112
Investment other securities – related party	200,000	-
Note receivable – related party	268,373	276,375
Inventory	593,149	588,197
Deferred initial public offering costs	-	497,735
Prepaid expenses and other current assets	306,964	85,420
Total current assets	12,051,143	3,693,676

Other assets:
Property and equipment, net	56,125	135,476
Intangible assets, net	3,191,725	3,240,287
Total other assets	3,247,850	3,375,763

Total assets	$15,298,993	$7,069,439

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND SEPTEMBER 30, 2017
(continued)

Liabilities and shareholders' (deficit) equity

Current liabilities:
Accounts payable	$168,645	$397,601
Accounts payable related party	8,199	67,879
Deferred revenue	49,125	41,417
Accrued payroll	364,515	-
Accrued expenses	165,148	123,823
Accrued expenses to related party	12,800	892,805
Total current liabilities	768,432	1,523,525

Long term liabilities
Long term liabilities, to related party	360,000	360,000
Deferred tax liability	15,000	37,000
Total long term liabilities	375,000	397,000

Total liabilities	1,143,432	1,920,525

Level Brands, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
7,798,928 and 5,792,261 shares issued and outstanding, respectively	7,799	5,792
Accumulated other comprehensive income	33,500	-
Additional paid in capital	20,699,403	10,463,480
Accumulated deficit	(7,390,350)	(6,257,421)
Total Level Brands, Inc. shareholders' equity	13,350,352	4,211,851
Non-controlling interest	805,209	937,063
Total shareholders' equity (deficit)	14,155,561	5,148,914

Total liabilities and shareholders' equity (deficit)	$15,298,993	$7,069,439

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016

Sales	$448,793	$422,173
Sales related party	254,545	-
Total Gross Sales	703,338	422,173
Allowances	(15,582)	(222,336)

Net Sales	433,211	199,837
Net sales related party	254,545	-
Total Net Sales	687,756	199,837

Costs of sales	228,124	162,746
Gross profit	459,632	37,091
Operating expenses	1,687,644	600,266
Loss from operations	(1,228,012)	(563,175)
Loss on disposal of property and equipment	(69,511)
Interest expense	259	132,320
Loss before provision for income taxes	(1,297,782)	(695,495)
Benefit (Provision) for income taxes	33,000	(2,000)
Net loss	(1,264,782)	(697,495)
Net loss attributable to non-controlling interest	(131,854)	(63,016)

Net loss attributable to Level Brands, Inc. common shareholders	$(1,132,928)	$(634,479)

Loss per share, basic and diluted	$(0.16)	$(0.18)
Weighted average number of shares outstanding	6,911,871	3,485,950

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016

Net loss	$(1,264,782)	$(697,495)
Other Comprehensive Income:
Net Unrealized Gain on Marketable Securities, net of tax	33,500	-
Comprehensive Loss	$(1,231,282)	$(697,495)

Comprehensive loss attributable to non-controlling interest	$(131,854)	$(63,016)
Comprehensive loss attributable to Level Brands, Inc. common shareholders	$(1,099,428)	$(634,479)

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016
(unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,264,782)	$(697,495)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	17,114	9,672
Restricted stock expense	39,100	39,101
Issuance of stock / warrants for service	37,002	-
Amortization of debt issue costs	-	79,774
Depreciation and amortization	61,067	9,189
Loss on sale of property and equipment	69,511	4,000
Common stock issued as charitable contribution	-	17,000
Non-cash consideration received for services	(454,503)	-
Changes in operating assets and liabilities:
Accounts receivable	75,734	2,620
Accounts receivable – related party	712,325	-
Other accounts receivable	(37,612)	-
Other accounts receivable – related party	(54,545)	-
Note receivable – related party	8,002	-
Inventory	(4,952)	(19,572)
Prepaid expenses and other current assets	(221,545)	26,832
Accounts payable and accrued expenses	162,142	(49,739)
Accounts payable and accrued expenses – related party	(939,685)	-
Interest Payable	-	47,981
Deferred revenue	7,708	-
Deferred tax liability	(33,000)	2,000
Cash used by operating activities	(1,820,919)	(528,637)

Cash flows from investing activities:
Purchase of investment other securities	(300,000)	-
Purchase of property and equipment	(2,665)	(7,034)
Cash used by investing activities	(302,665)	(7,034)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,927,535	-
Proceeds from convertible note	-	2,125,000
Debt issuance costs	-	(200,800)
Repayment of line of credit	-	(300,000)
Deferred issuance costs	(270,341)	-
Cash provided by financing activities	10,657,194	1,624,200
Net increase (decrease) in cash	8,533,610	1,088,529
Cash and cash equivalents, beginning of period	284,246	34,258
Cash and cash equivalents, end of period	$8,817,856	$1,122,787

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016
(unaudited) (continued)

Supplemental Disclosures of Cash Flow Information:

	Three Months ended December 31,	Three Months Ended December 31,
	2017	2016

Cash Payments for:
Interest expense	$259	$4,565

Non-cash financial activities:
Warrants issued to IPO selling agent	$171,600	$-
IPO costs incurred but unpaid as of quarter end	14,745	-
Common stock issued for services	-	570,000
Warrants issued with convertible notes	-	5,159
Noncontrolling interest transfer	-	338,556
Strike price adjustment on placement agent warrants	-	31,505
Common stock issued for warrant exercise	-	85,950
Equity issued to purchase membership interest in subsidiary	-	110,000

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Level Brands, Inc. ("Level Brands", "we", "us", “our”, "Parent Company” or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands Inc. We operate from our offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

The accompanying unaudited interim condensed consolidated financial statements of Level Brands have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended September 30, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2017 as reported in the Form 10-K have been omitted.

In March 2015, the Company formed Beauty and Pin-Ups, LLC ("BPU"), a North Carolina limited liability company, and contributed $250,000 in exchange for our member interest. As of September 30, 2017 we own 100% interest in BPU. BPU manufactures, markets and sells an array of beauty and personal care products, including hair care and hair treatments, as well as beauty tools. The Company's products are sold to the professional salon segment, principally through distributors to professional salons in the North America.

I’M1, LLC. (“I’M1”) was formed in California in September 2016. IM1 Holdings, LLC, a California limited liability company, (“IM1 Holdings”) was the initial member of I’M1. In January 2017, we acquired all of the Class A voting membership interests in I’M1 from IM1 Holdings in exchange for 583,000 shares of our common stock, which represents 51% of the interest in I’M1. IM1 Holdings continues to own the Class B non-voting membership interest of I’M1. I’M1 – Ireland Men One is a brand inspired by Kathy Ireland that focuses on providing millennial-inspired lifestyle products under the I’M1 brand. I’M1 has entered into an exclusive wholesale license agreement with kathy ireland® Worldwide in connection with the use of the intellectual property related to this brand.

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

Level H&W, LLC (“Level H&W”) was formed in North Carolina in October 2017 and began operations in fiscal 2018; we own 100% interest in Level H&W. The Company signed an agreement with kathy ireland® Worldwide to retain exclusive rights to the intellectual property and other rights in connection with kathy ireland® Health & Wellness™ and its associated trademarks and tradenames. The Company focuses on establishing licensing arrangements under the kathy ireland® Health & Wellness™ brand. The agreement is a seven year agreement with a three year option to extend by the Company. The Company agreed to pay $840,000 over the license term of seven years, of which $480,000 was paid by January 1, 2018, and $120,000 is to be paid on January 1 of subsequent years until paid in full. The agreement can be extended for an additional three years by paying an upfront additional $360,000 upon agreement extension. The Company will pay kathy ireland® Worldwide 33 1/3% of net proceeds we receive under any sublicense agreements we may enter into for this intellectual property as royalties, with credit being applied for any payments made toward the $840,000.

On November 17, 2017, the Company completed an initial public offering (the “IPO”) of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million. The Company received approximately $10.9 million in net proceeds after deducting expenses and commissions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries I’M1 and EE1 and wholly owned subsidiaries BPU and Level H&W. All material intercompany transactions and balances have been eliminated in consolidation. The third party ownership of the Company’s subsidiaries is accounted for as non-controlling interest in the consolidated financial statements. Changes in the non-controlling interest are reported in the statement of shareholders’ equity (deficit).

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

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2017, management determined an accounts receivable allowance of $50,000 was appropriate due to possible uncollectability. We did not have an allowance at December 31, 2017.

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

Marketable Securities

At the time of acquisition, a marketable security is designated as available-for-sale as the intent is to hold for a period of time before selling. Available-for-sale securities are carried at fair value on the consolidated balance sheets statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income component of shareholders’ equity in the period of the change in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Code (“ASC”) 320-10. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income to non-operating income on the Company’s consolidated statements of operations.

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

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, freight-in, and production fill and labor (which we outsource to third party manufacturers). Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. Prepaid Inventory represents deposits made with third party manufacturers in order to begin production of an order for product. We assess inventory quarterly for slow moving products and potential impairments and perform a physical inventory count annually near fiscal year end.

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

When the Company records an investment in marketable securities the asset is valued at fair value. For investment other securities, it will value the asset using the cost method of accounting.  Any changes in fair value for marketable securities during a given period will be recorded as a gain or loss in other comprehensive income, unless a decline is determined to be other-than-temporary. For investment other securities we use the cost method and compare the fair value to cost in order to determine if there is an other-than-temporary impairment.

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

Common stock

Level Brands was a private company until November 2017 and as such there was no market for the shares of its common stock. Previously, we valued a share of common stock based on recent financing transactions that included the issuance of common stock to an unrelated party at a specified price. In the event, however, there had not been a recent and significant equity financing transaction or the nature of the business has significantly changed subsequent to an equity financing, we used valuation techniques, which included discounted cash flow analysis, comparable company review, and consultation with third party valuation experts to assist in estimating the value of our common stock. On November 17, 2017, the Company completed its IPO, thus our stock is valued by the market since that date.

Revenue Recognition

The Company's policy in relation to product sales, is to recognize revenue when persuasive evidence of an arrangement exists, shipping has occurred or service obligations have been satisfied, the sales price is fixed or determinable and collection is probable. The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping. Net sales are comprised of gross revenues less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Although, the Company does not have a formal return policy, from time to time the Company will allow customers to return certain products.  A business decision related to customer returns is made by the Company and is performed on a case-by-case basis. We record returns as a reduction in sales and based on whether we dispose of the returned product, adjust inventory and record expense as appropriate. There were no allowances for sales returns during the three months ended December 31, 2017 and 2016.

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

Cost of Sales

Our cost of sales includes costs associated with distribution, external fill and labor expense, components, and freight for our professional products divisions, and includes labor and third party service providers for our licensing and entertainment divisions. In our professional products division, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value.

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $194,000 and $30,000 in advertising and related marketing and promotional costs included in operating expenses during the three months ended December 31, 2017 and 2016, respectively.

Shipping and Handling Fees and Costs

All fees billed to customers for shipping and handling are classified as a component of sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.

Income Taxes

The Parent Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. Prior to April 2017, BPU was a multi-member limited liability company that was treated as a partnership for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of BPU was included in the tax return of the Parent Company. Beginning in April of 2017, the Parent Company acquired the remaining interest in BPU. As a result of the acquisition, BPU became a disregarded entity for tax purposes and its entire share of taxable income or loss was included in the tax return of the Parent Company. Level H&W is a wholly owned subsidiary and is a disregarded entity for tax purposes and its entire share of taxable income or loss is included in the tax return of the Parent Company. IM1 and EE1 are multi-member limited liability companies that are treated as partnerships for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of IM1 and EE1 are included in the tax return of the Parent Company.

The Parent Company accounts for income taxes pursuant to the provisions of the Accounting for Income Taxes topic of the FASB Accounting Standards Codification (“ASC”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Parent Company uses theinside basis approach to determine deferred tax assets and liabilities associated with its investment in a consolidated pass-through entity. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2017 and 2016, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $8,347,313 uninsured balance at December 31, 2017 and a $4,728 uninsured balance at September 30, 2017.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company had sales to three customers that individually represented over 10% of total net sales for the three months ended December 31, 2017. Such customers represented 37%, 13%, and 37% of net sales. Net sales to such customers reported in the entertainment divisions were approximately $254,000, $92,000 and $254,000, respectively. The aggregate accounts receivable of such customers represented 79% of the Company’s total accounts receivable at December 31, 2017. The Company had two customers whose revenue collectively represented approximately 88% of the Company’s net sales for the three months ended December 31, 2016.

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

We use the Black-Scholes model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. Under ASU 2016-09 which amends ASC 718 and the standard became effective October 1, 2017, we elected to change our accounting principle to recognize forfeitures when they occur. This change had no impact on beginning retained earnings as there had been no forfeitures estimated or incurred in prior periods.

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

At December 31, 2017 and 2016, 855,476 and 597,476 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

Deferred IPO costs

In following the guidance under ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities were deferred and charged against the gross proceeds of the offering as a reduction of additional paid-in capital during the three months ended December 31, 2017. These costs included legal fees related to the registration drafting and counsel, independent audit costs directly related to the registration and offering, SEC filing and print related costs, exchange listing costs, and IPO roadshow related costs.

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

NOTE 2 – ACQUISITIONS

In March 2015 Level Brands formed BPU, a North Carolina limited liability company, and contributed $250,000 in exchange for its member interest. In April 2015 BPU entered into a Contribution Agreement with Beauty & Pinups, Inc., a New York corporation ("BPUNY"), and two members. Under the terms of the Contribution Agreement, BPUNY and its founder contributed the business and certain assets, including the trademark “Beauty & Pin Ups” and its variants, certain other intellectual property and certain inventory to BPU in exchange for a (i) 22% membership interest for two members, and (ii) $150,000 in cash. At closing we assumed $277,500 of BPUNY's accounts payable to its product vendor, which bore interest at 6% annually. The payable was paid off in April 2016. The fair value of the noncontrolling membership interest issued was based on the value of the initial contribution of $250,000 made by Level Brands. The total consideration paid was allocated to the net assets acquired based on relative fair values of those net assets as of the transaction date, in accordance with the Fair Value Measurement topic of the FASB ASC 820. The fair value is comprised of the cash, accounts payable acquired, non-controlling interest and a minimal amount of inventory, all in aggregate valued at $486,760.

I’M1 was formed in California in September 2016. IM1 Holdings was the initial member of IM'1. In January 2017, we acquired all of the Class A voting membership interests in I’M1 from IM1 Holdings in exchange for 583,000 shares of our common stock, which represents 51% of the interest in I’M1. The shares were valued by the Company based upon assumptions and other information provided by management, and used three approaches available when valuing a closely held business interest: the cost approach, the income approach and the market approach. Consequently, the market approach was deemed most appropriate, as it considers values established by non-controlling buyers and sellers of interests in the Company as evidenced by implied pricing in rounds of financing. In addition, given the limited data and outlook, the backsolve method was applied to assign values to the common equity, options and warrants after giving consideration to the preference of the convertible debt holders. The valuation determined the price per share of $0.85 which put the value of the 583,000 shares at $495,550. IM1 Holdings continues to own the Class B non-voting membership interest of I’M1. We accounted for the membership acquired by allocating the purchase price to the tradename and intellectual property valued at $971,667.

EE1 was formed in California in March 2016. EE1 Holdings was the initial member of EE1 Holdings. In January 2017, we acquired all of the Class A voting membership interests in EE1 from EE1 Holdings in exchange for 283,000 shares of our common stock, which represents 51% of the interest in EE1. We used the same valuation from the Company of $0.85 per share which put the value of the 283,000 shares at $240,550. EE1 Holdings continues to own the Class B non-voting membership interests of EE1. We accounted for the membership acquired by allocating the purchase price to the tradename and intellectual property valued at $471,667.

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

As of April 2017, the Company received 2,500,000 shares of common stock, of an OTC-quoted company under the terms of its agreement for services to the OTC-quoted company, which was valued at $650,000 based on the trading price on the OTC Markets the day of issuance, which was $0.26 per share. The shares were restricted as indicated under Securities Act of 1933 and may not be resold without registration under the Securities Act of 1933 or an exemption therefrom. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange.

As of June 30, 2017 the trading price on the OTC Markets was $0.03 and the Company had exchanged the 2,500,000 shares of common stock with the issuer for 65 shares of preferred stock. The 65 shares of preferred stock issued were each convertible using the lesser of either $0.26 per share or the 30 day trading average, that would provide a number of shares equal to the value of $10,000 per share. The Company classified the preferred stock as Level 3 for fair value measurement purposes as there were no observable inputs. The preferred shares also contained a put option for the holder for the stated
value per share. The Company determined that the value of the preferred shares was $475,000, which was an approximation of fair market value. On July 31, 2017 the Company sold the preferred shares to a related party for $475,000; $200,000 in cash and a short term note receivable for $275,000. As a result, the Company recorded an other-than-temporary impairment on securities for the year ended September 30, 2017 of $175,000 in the consolidated statement of operations.

 On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment Other Securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, Level Brands, and also distributed shares valued at $223,440 to its non-controlling interests (“NCI”). In August 2017, the Company also provided referral services for kathy Ireland® WorldWide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. The Company assessed the common stock and determined there was not an impairment for the period ended December 31, 2017.

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

In November 2017, the Company completed services in relation to an agreement with SG Blocks, Inc. As payment for these services, SG Blocks issued 50,000 shares of its common stock to Level Brands. The customer is a publicly traded entity and the stock was valued based on the trading price at the day the services were determined delivered, which was $5.09 per share for an aggregate value of $254,500. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange. The common stock is held as available for sale, and at December 31, 2017, the shares were $5.98 per share, and we recorded $44,500 as other comprehensive income on the Company consolidated financial statements.

In December 2017, the Company completed advisory services in relation to an agreement with Kure Corp, a related party, which it entered into in August 2017. As payment for these services, Kure Corp issued 400,000 shares of its stock to Level Brands. The customer is a private entity and the stock was valued at $200,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions.

On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from a current customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The customer is a private entity. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors.

The table below summarizes the assets valued at fair value as of December 31, 2017:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2017

Marketable securities	$299,000	-	$-	$299,000
Investment other securities	-	-	$1,359,112	$1,359,112

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2017	$-	$-	$859,112	$859,112
Receipt of equity investment upon completion of contract	$254,500	$-	$-	$254,500
Receipt of equity investment upon completion of contract	$-	$-	$200,000	$200,000
Purchase of preferred shares, convertible into common stock	$-	$-	$300,000	$300,000
Change in value of equity, other comprehensive income	$44,500	$-	$-	$44,500
Balance at December 31, 2017	$299,000	$-	$1,359,112	$1,658,112

NOTE 4 – INVENTORY

Inventory at December 31, 2017 and September 30, 2017 consists of the following:

	December 31,	September 30,
	2017	2017
Finished goods	$383,036	$375,459
Inventory components	210,113	212,738
Inventory reserve	-	-
Total	$593,149	$588,197

At September 30, 2017, the Company determined that inventory was impaired by approximately $67,000.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2017 and September 30, 2017 consist of the following:

	December 31,	September 30,
	2017	2017
Computers and equipment	$39,926	$37,261
Show booth and equipment	49,123	171,986
Manufacturers’ molds and plates	34,200	34,200
	123,249	243,447
Less accumulated depreciation	(67,124)	(107,971)
Net property and equipment	$56,125	$135,476

Depreciation expense related to property and equipment was $13,756 and $9,189 for the periods ended December 31, 2017 and 2016, respectively. In the three months ended December 31, 2017 we recorded a one time loss of $69,511 on the disposal of a show booth that is no longer in use.

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

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725. In addition, the Company agreed to pay $65,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Chef Andre," "Andre Carthen," ACafe" or "Fit Chef" and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $11,847 for the three months ended December 31, 2017.

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750. In addition, the Company agreed to pay $40,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Jardin," "Nicholas Walker," "Nicholas Walker Jardin," "Nicholas Walker Garden Party," "Cultivated by Nicholas Walker," and "Jardin Du Jour," and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $6,713 for the three months ended December 31, 2017.

In September 2017, the Company entered into an exclusive seven year license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 are due in equal installments on January 1 of subsequent years until the license fee is paid, and are classified as long term liabilities related party as of December 31, 2017. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. The license and associated intellectual property is being amortized over the term of the agreement and we have amortized $30,000 for the three months ended December 31, 2017.

Intangible assets as of December 31, 2017 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2017	2017
Trademark and other intellectual property related to BPU	$486,760	$486,760
Trademark and other intellectual property related to I’M1	971,667	971,667
Trademark and other intellectual property related to EE1	471,667	471,667
Trademark, tradename and other intellectual property related to kathy ireland®Health & Wellness™, net	800,000	830,000
Cash, warrants and stock issued related to the Wholesale license agreement with Chef Andre Carthen, net	295,298	307,146
Cash, warrants and stock issued related to the Wholesale license agreement with Nicholas Walker, net	166,333	173,047
Total	$3,191,725	$3,240,287

In September 2017 the Company acquired three definite lived intangible assets, all with a seven year life.

Future amortization schedule:

Intangible	Total unamortized cost	2018	2019	2020	2021	2022	thereafter
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness™	$800,000	$90,000	$120,000	$120,000	$120,000	$120,000	$230,000
Cash, warrant and stock issued related to the Wholesale license agreement with Chef Andre Carthen	$295,298	$32,446	$44,294	$44,294	$44,294	$44,294	$85,676
Cash, warrant and stock issued related to the Wholesale license agreement with Nicholas Walker	$166,333	$17,402	$24,950	$24,950	$24,950	$24,950	$48,297

The Company performs an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred and the Company evaluates the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company has performed a qualitative and quantitative analysis and for the years ended September 30, 2017 and 2016 there has been no impairment. The Company has determined that no event or circumstances indicate likeliness of an impairment as of December 31, 2017.

The Company performs an impairment analysis at August 1 annually on the definite lived intangible assets following the steps laid out in ASC 360-10-35-21. We first assess if there is an indicator of possible impairment such as change in the use of the asset, market price changes in the asset, or other events that impact the value of the asset. If an indicator is present we then perform a quantitative analysis to determine if the carrying amount of the asset is recoverable. This is done by comparing the total undiscounted future cash flows of the long-lived asset to its carrying amount. If the total undiscounted future cash flows exceed the carrying amount of the asset, the carrying amount is deemed recoverable and an impairment is not recorded. If the carrying amount of a long-lived asset is deemed to be unrecoverable, an impairment loss needs to be estimated. In order to calculate the impairment loss, the Fair Value of the asset must be determined. Fair Value referenced here is determined using the guidance in FASB ASC Topic 820. After assessing indicators for impairment, the Company determined that a quantitative analysis was not needed as of December 31, 2017.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

On October 4, 2016 and October 24, 2016, the Company issued in aggregate $2,125,000 of 8% Convertible Promissory Notes to accredited investors. The securities consist of 8% Convertible Notes with warrants to purchase 141,676 shares of the Company’s stock (the “Notes”). The warrants have an exercise price of $7.80. The Warrants expire in September 2021 and are exercisable beginning the earlier of: (i) immediately after the IPO Closing; or (ii) July 1, 2017.

Effective June 30, 2017, the Company converted the $2,125,000 principal amount of convertible promissory notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. In this transaction, the Company issued 570,254 shares of common stock.

The Company accounted for the initial issuance of these Notes in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”.  The Black-Scholes value of the warrants, $5,159, associated with the issuance was recorded as a discount to debt and was amortized into interest expense. In addition, the issuance of the Notes and warrants were assessed and did not contain an embedded beneficial conversion feature as the effective conversion price was not less than the relative fair value of the instrument. We also had fees of $200,800 associated with the financing, which was recorded as a debt discount and is being amortized over the term of the Notes. We have recorded no interest expense related to these amounts for the three months ended December 31, 2017.

NOTE 8 – LINE OF CREDIT

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

The outstanding balances due under the agreements were $0 at both December 31, 2017 and September 30, 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

In February 2017 we entered into a master advisory and consulting agreement with kathy ireland® Worldwide, as amended, pursuant to which we have engaged the company to provide non-exclusive strategic advisory services to us under a term expiring in February 2025. Under the terms of this agreement, Ms. Ireland serves in the non-executive positions as our Chairman Emeritus and Chief Brand Strategist. The agreement also provides that kathy ireland® Worldwide will provide input to us on various aspects of our corporate strategies and branding, provides access to us of its in-house design team to assist us in developing our brands. As compensation under the agreement we agreed to pay kathy ireland® Worldwide a nominal monthly fee. We are also responsible for the payment of expenses incurred by Ms. Ireland or kathy ireland® Worldwide in providing these services to our company.

On February 8, 2017 the Company entered into a one year advisory agreement with Mr. Tommy Meharey pursuant to which he provides advisory and consulting services to us, including serving as co-Managing Director of I’M1. We have agreed to pay Mr. Meharey a fee of $15,000 per month for his services. We are negotiating and expect to execute a new agreement with multi-year terms.

On February 8, 2017 the Company entered into a one year advisory agreement with Mr. Nic Mendoza pursuant to which he provides advisory and consulting services to us, including serving as co-Managing Director of EE1. We have agreed to pay Mr. Mendoza a fee of $10,000 per month for his services. We are negotiating and expect to execute a new agreement with multi-year terms.

On February 8, 2017 the Company entered into a one year advisory agreement with Mr. Stephen Roseberry pursuant to which he provides advisory and consulting services to us, including serving as co-Managing Director of EE1 and I’M1. We have agreed to pay Mr. Roseberry a fee of $1.00 per month for his services. We are negotiating and expect to execute a new agreement with multi-year terms.

In February 2017 the Company entered into an advisory agreement with Mr. Jon Carrasco, expiring in February 2019, pursuant to which he provides advisory and consulting services to us, including serving as Global Creative Director of EE1 and I’M1. We have agreed to pay Mr. Carassco a fee of $1.00 per month for his services. We are negotiating and expect to execute a new agreement with multi-year terms.

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

In June 2017, the Company earned a referral fee from kathy ireland® WorldWide after establishing a business meeting resulting in a new license agreement for kathy ireland® WorldWide. The referral fee was paid out of 200,000 options issued to kathy ireland® WorldWide from the new client, which were exercised and transferred to the Company. The shares are valued at $114,000, which was derived after assessing the value of our services provided and determining a per share value of $0.57. The warrant was exercised in June 2017 and the shares issued to the Company in August 2017.

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

On July 31 2017, the Company sold preferred shares it had received as payment for services to a customer. The preferred shares were sold to a related party. The preferred shares were originally valued as marketable securities at $650,000 and were sold for $475,000, an approximation of fair market value, which was paid $200,000 in cash and a short term note of $275,000 at 3% interest, which is in note receivable related party as of December 31, 2017. The Company recorded an impairment of $175,000 for the year ended September 30, 2017 (see Note 3).

On August 1, 2017, the Company entered into an additional advisory agreement with Kure, in which the Company would act as an advisor regarding business strategy involving (1) conversion of Kure franchises into company stores, (2) conversion of Kure debt and preferred shares into common share of Kure and (3) preparation steps required and a strategy to position for a possible Reg A+ offering. The services are to be delivered in two phases, the first deliverables of items 1 and 2 above were delivered by September 30, 2017 and 3 is to be delivered by June 30, 2018. The Company was paid $200,000 in Kure stock for the first deliverables and will be paid $200,000 in cash for the second deliverable.

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

In September 2017 EE1 arranged, coordinated and booked for Sandbox LLC a travel related event, arranging for travel and concierge related services. Under the terms of the oral agreement, EE1 was paid $64,475 for its services, which were recorded as consulting/advisory revenue. EE1 engaged Sterling Winters Company to assist with this service and incurred a cost of sales for that service of $35,421. Sandbox LLC is an affiliate of a member of our board of directors.

On September 1, 2017, the Company entered into a license agreement with kathy ireland® Worldwide for certain use of kathy ireland trademark, likeness, videos, photos and other visual presentations for the Company’s IPO and associated roadshow. The Company paid $100,000 for this agreement.

In September 2017 EE1 created a marketing campaign for a customer and worked through their approved vendor, Sandbox LLC, to deliver services. Under the terms of the oral agreement, EE1 was paid $550,000 for its services from Sandbox. Sandbox LLC is an affiliate of a member of our board of directors. EE1 engaged Sterling Winters Company to assist with this campaign and incurred expenses of $250,000. Sterling Winters Company is a subsidiary of kathy ireland® Worldwide.

On September 8, 2017, the Company extended its Master Advisory and Consulting Agreement, executed in February 2017, with kathy ireland® Worldwide to February 2025.

On December 11, 2017, the Company entered into a service agreement with Kure to facilitate the “Vape Pod” transaction with the modular building systems vendor, SG Blocks, Inc., which is also a customer of our company. Under the terms of this agreement we also agreed to facilitate the introduction to third parties in connection with Kure Corp.'s initiative to establish Vape Pod's at U.S. military base retail locations and advising and aid in site selection for Kure retail stores on military bases and adjoining convenience stores, gas stations, and other similar retail properties utilizing Kure Corp.'s retail Vape Pod concept, among other services. As compensation for this recent agreement, we were issued 400,000 shares of Kure Corp.'s common stock which was valued at $200,000 (see Note 3).

On December 11, 2017 Level Brands also entered into a Revolving Line of Credit Loan Agreement with Kure Corp., pursuant to which we agreed to lend Kure Corp. up to $500,000 to be used for the purchase of prefabricated intermodal container building systems. This credit line was provided in connection with Kure Corp.'s recent Master Purchase Agreement with SG Blocks, Inc. for the purchase of 100 repurposed shipping containers for its Kure Vape Pod™ initiative. Under the terms of the Revolving Line of Credit Loan Agreement, Kure Corp. issued us a $500,000 principal amount secured promissory note, which bears interest at 8% per annum, and which matures on the earlier of one year from the issuance date or when Kure Corp. receives gross proceeds of at least $2,000,000 from the sale of its equity securities. As collateral for the repayment of the loan, pursuant to a Security Agreement we were granted a first position security interest in Kure Corp.'s inventory, accounts and accounts receivable. Our CEO and Chairman is the past Chairman of Kure Corp. and currently a minority shareholder of Kure Corp. Level Brands is also a shareholder of Kure Corp. At December 31, 2017 the outstanding balance due under the agreement was $0 and the revolving line of credit has not been utilized.

On December 21, 2017, the Company entered into a sublease agreement with a related party for office space for its subsidiary BPU. The initial lease period is for six months and then changes to a month to month lease. The space includes office and warehouse space and will cost $3,000 per month.

As we engage in providing services to customers, at times we will utilized related parties to assist in delivery of the services. For the period ended December 31, 2017 we incurred related party cost of sales of approximately $126,000 and $53,000 of marketing related expense. We had no related party costs of sales for the period ended December 31, 2016.

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. Our preferred stock does not have any preference, liquidation, or dividend provisions. No shares of preferred stock have been issued.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 7,798,928 and 5,792,261 shares of common stock issued and outstanding at December 31, 2017 and September 30, 2017, respectively.

On November 17, 2017, the Company completed an IPO of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million. The Company received approximately $10.9 million in net proceeds after deducting discounts and commissions and other offering expenses paid by us. The Company also issued to the selling agent warrants to purchase in aggregate 100,000 shares of common stock with an exercise price of $7.50. The warrants were valued at $171,600 and expire on September 27, 2022.

Common stock transactions:

In the three months ended December 31, 2017:

On November 17, 2017, the Company completed an IPO of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million.

In November 2017, we issued 6,667 shares of our common stock to an individual as part of a consulting agreement. The shares were valued at $37,002, based on the trading price upon issuance and expensed as contract compensation.

In the three months ended December 31, 2016:

Per terms in the Operating Agreement of BPU, the Company can redeem the 10% membership interest of Sigan Industries Group (“Sigan”) for $110,000 at any time before April 13, 2017. On October 14, 2016, Sigan entered into an agreement with the Company to transfer their 10% member interest for 129,412 shares of the Company’s common stock.

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

Stock option transactions:

No options were issued in the three months ended December 31, 2017.

In the three months ended December 31, 2016:

On October 1, 2016 we granted an aggregate of 14,300 common stock options to two employees. The options vest 16% immediately, 42% January 1, 2017 and 42% January 1, 2018. The options have an exercise price of $7.50 per share and a term of five years. We have recorded an expense for the options of $53 and $418 respectively for the three months ended December 31, 2017 and 2016.

On October 1, 2016 we granted an aggregate of 171,500 common stock options to two employees. The options vest ratably through January 1, 2018. The options have an exercise price of $7.50 per share and a term of six years. We have recorded an expense for the options of $4,802 and $4,802 respectively for the three months ended December 31, 2017 and 2016.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the three months ended December 31, 2017 and 2016:

	2017	2016
Exercise price	-	$7.50
Risk free interest rate	-	1.14% - 1.42%
Volatility	-	54.69% - 60.39%
Expected term	-	5 - 7 years
Dividend yield	-	None

The expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in the similar industry. The expected term used was the full term of the contract for the issuances. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. Under ASU 2016-09 which amends ASC 718, the Company elected to change our accounting principle to recognize forfeitures when they occur. This change had no impact on beginning retained earnings as there had been no forfeitures estimated or incurred in prior periods. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

Warrant transactions:

On November 17, 2017 in relation to the IPO, we issued to the selling agent warrants to purchase in aggregate 100,000 shares of common stock with an exercise price of $7.50. The warrants expire on September 27, 2022.

On October 1, 2016, the board approved the strike price adjustment for certain placement agent warrants totaling 20,067 from a strike price of $8.75 to $5.00. On October 26, 2016, 38,358 shares were issued, upon a cashless exercise of the 20,067 warrants above and another 50,000 warrants, at a strike price of $2.75, which had been issued to a placement agent for prior services related to previous private placements of our securities.

On October 4, 2016 and October 24, 2016, we issued in aggregate, warrants exercisable into 141,676 shares of common stock with an exercise price of $7.80. The warrants expire on September 30, 2021. The warrants were issued in conjunction with the Company’s 8% convertible notes, described in Note 7.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the periods ended December 31, 2017 and 2016:

	2017	2016
Exercise price	$7.50	$7.80
Risk free interest rate	2.06%	1.22% - 1.27%
Volatility	43.12%	52.77% - 54.49%
Expected term	5 years	5 years
Dividend yield	None	None

NOTE 11 – STOCK-BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Board of Directors of Level Brands, Inc. approved the 2015 Equity Compensation Plan (“Plan”). The Plan made 1,175,000 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 100,000 shares of common stock.

We account for stock-based compensation using the provisions of FASB ASC 718.  FASB ASC 718 codification requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. We have only awarded stock options since December 2015. All options are approved by the Compensation Committee of the Board of Directors. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

Eligible recipients include employees, officers, directors and consultants who are deemed to have rendered or to be able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the success of the Company. Options granted generally have a ten-year term and generally vest over one to three years from the date of grant. Certain of the stock options granted under the plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms.

Stock Options – The Company currently has awards outstanding with service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described above.

The following table summarizes stock option activity under the Plan:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2017	333,300	5.83
Granted	—	—
Exercised	—	—
Forfeited	20,000	2.00
Outstanding at December 31, 2017	313,300	$6.07	5.4	$—

Exercisable at December 31, 2017	285,800	$5.72	—	$—

As of December 31, 2017, there was approximately $37,207 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 8 months.

Restricted Stock Award transactions:

On October 1, 2016 the Company issued 230,000 restricted stock awards in aggregate to board members. The restricted stock awards vest January 1, 2018. The stock awards are valued at fair market upon issuance at $195,500 and amortized over the vesting period. We recognized $39,101 of stock based compensation expense for the three months ended December 31, 2017 and 2016, respectively.

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2017	212,176	$6.53
Issued	100,000	7.50
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2017	312,176	$6.84	4.3	$—

Exercisable at December 31, 2017	312,176	$6.84	4.3	$—

The following table summarizes outstanding common stock purchase warrants as of December 31, 2017:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
	312,176	6.84

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

As compensation under this agreement, we agreed to pay kathy ireland® Worldwide a marketing fee of $840,000, of which $480,000 was paid by December 31, 2017. The balance is payable in three equal annual installments beginning January 1, 2019, subject to acceleration. Under the terms of this agreement, we also agreed to pay kathy ireland® Worldwide a royalty of 33 1/3% of our net proceeds under any sublicense agreements we may enter into for this intellectual property.

The initial term of this wholesale license agreement expires in September 2024, and we have the right to renew it for an additional three year period by paying an additional marketing fee of $360,000.

NOTE 14 – SEGMENT INFORMATION

The Company operates through its four subsidiaries in three business segments: the Professional Products, the Licensing, and the Entertainment divisions. The Professional Products division is designed to be an innovative and cutting-edge producer and marketer of quality hair care and other beauty products. The Licensing division is designed to establish brands via licensing of select products / categories and encompasses our two subsidiaries with a focus on health and wellness products and men’s lifestyle products. The Entertainment division’s focus is to become a producer and marketer of multiple entertainment distribution platforms. The corporate parent also will generate revenue from time to time, thru advisory consulting agreements. This revenue is similar to the Entertainment divisions’ revenue process and we have allocated revenue from corporate to the Entertainment division for segment presentation.

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

Condensed summary segment information follows for the three months ended December 31, 2017 and 2016.

Three months ended December 31, 2017

	Three Months Ended September 30, 2016
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$29,070	$37,162	$366,979	$433,211
Net Sales related party	$-	$-	$254,545	$254,545
Income (loss) from Operations before Overhead	$(360,753)	$(360,109)	$242,553	$(478,309)
Allocated Corporate Overhead (a)	49,930	41,554	694,989	786,474
Net Loss	$(410,683)	$(401,663)	$(452,436)	$(1,264,782)

Assets	$4,587,741	$5,792,671	$4,918,581	$15,298,993

Three months ended December 31, 2016

	Three Months Ended September 30, 2016
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$199,837	$-	$-	$199,837
Income (loss) from Operations before Overhead	$(458,347)	$-	$-	$(458,347)
Allocated Corporate Overhead (a)	239,156			239,156
Net Loss	$(697,495)	$-	$-	$(697,495)

Assets	$2,688,852	-	-	$2,688,852

(a)
The Company began allocating corporate overhead to the business segments in April 2017. We have allocated overhead on a proforma basis for the period ended December 31, 2017 and 2016 above for comparison purposes.

NOTE 15 – INCOME TAXES

The Company has adopted the provisions of ASU 2016-09 as of the beginning of the current fiscal year (October 01, 2017) which requires recognition through opening retained earnings of any pre-adoption date NOL carryforwards from nonqualified stock options and other employee share-based payments (e.g., restricted shares and share appreciation rights), as well as recognition of all income tax effects from share-based payments arising on or after October 1, 2017 (our adoption date) in income tax expense. The impact of the adoption of ASU 2016-09 was immaterial.

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles which cannot be offset by deferred tax assets.

On November 17, 2017, the Company completed an initial public offering (the “IPO”). The Company conducted a preliminary Section 382 analysis and determined an ownership change likely occurred upon the IPO. Management has determined that the Company's federal and state NOL carryovers established up through the date of the ownership change may be subject to an annual limitation. The Company is in the process of determining the annual limitation.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. As a result of the enactment, the U.S. corporate tax rate was changed from a progressive bracketed tax rate with the highest marginal rate of 35% to a flat corporate tax rate of 21%. The Company has revalued its deferred tax assets and liabilities at the date of enactment and the result was a reduction of the net deferred tax liability and a tax provision benefit of $12,000 which was reflected in the quarter ending December 31, 2017 financial statements.

NOTE 16 – SUBSEQUENT EVENTS

On December 30, 2017 Level Brands, Inc. entered into a License Agreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacture and developer of phytoceutical consumer products. The agreement was amended on January 19, 2018. With this agreement, the Company will receive equity positions in Isodiol International as compensation for its services. The amount of equity received upon execution of the License Agreement will be 1,679,321 shares of Isodiol International's common stock, which is equal to $2 million. In addition, the Company will receive each quarter such amount of shares as shall equal $750,000 for services each quarter. The License Agreement is included on Form 8-K filed with the SEC on January 5, 2018 and January 22, 2018. With this agreement, the Company has begun assessing the impact related to the Investment Company Act of 1940 as we believe in our period ending March 31, 2018 we will exceed the 45% threshold related to assets held which are securities. We will assess the income threshold of 45% in the period ending March 31, 2018 to determine if we also exceed the 45% threshold related to income being derived from securities. If these thresholds are exceeded, the Company would be deemed an investment company, and that is not the Company’s focus or intention. The Company has begun working on a plan to liquidate, in an orderly fashion, assets as well as review business strategy to mitigate this issue, if it is determined these thresholds are exceeded.

On January 19, 2018 the base compensation of the Chief Executive Officer and Chief Financial Officer of Level Brands, Inc., was increased. The Compensation Committee of the Board of Directors approved the increases in each of their base compensation to $270,000 annually for Mr. Sumichrast and $180,000 annually for Mr. Elliott, retroactively effective for the pay period beginning January 1, 2018. In addition, the Compensation Committee awarded Mr. Sumichrast and Mr. Elliott cash bonuses of $240,000 and $100,000, respectively. The Compensation Committee of the Board of Directors is presently negotiating the terms of new employment agreements with each executive.

On January 30, 2018, Level Brands, amended its Wholesale License Agreement (the “Agreement”) executed on September 8, 2017 with kathy Ireland® WorldWide related to exclusive rights to the kathy Ireland® Health & Wellness™ trademarks. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. In addition, royalty payments to kathy ireland® WorldWide for the additional three year extension are set at 35% of net proceeds.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the first quarter of fiscal 2018 and the first quarter of fiscal 2017 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2017 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

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

kathy ireland® Health & Wellness
Our newest business unit Level Health & Wellness was established in September 2017, and has an exclusive license to the kathy ireland® Health & Wellness™ brand. Its goal is to create a brand which will include a wide variety of licensed products and services, targeted to both Baby Boomers as well as millennials. This unit began operating in fiscal 2018.

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

We began reporting our revenues by segment during the second quarter of fiscal 2017 following our acquisitions of I'M1 and EE1. The Company reports in three business segments: the Professional Products, the Licensing, and the Entertainment divisions. The Professional Products division today is comprised of Beauty and Pin-Ups and is designed to be an innovative and cutting-edge producer and marketer of quality hair care and other beauty products. The Licensing division is comprised of two of our business units focused on establishing licensing contracts in two areas: men’s lifestyle products branded under I’M1 (grooming, personal care, cologne, accessories, jewelry and apparel) and health and wellness related products branded under kathy ireland® Health & Wellness™, which began operations in December 2017. The Entertainment division’s focus is to become a producer and marketer of multiple entertainment distribution platforms as well as engage in brand management services. The corporate parent also will generate revenue from time to time, thru advisory consulting agreements. This revenue is similar to the Entertainment divisions’ revenue process and we have allocated revenue from corporate to the Entertainment division for segment presentation.

In November 2017 we completed our initial public offering raising $12,000,000 in gross proceeds through the sale of our common stock. Utilizing a portion of the proceeds from this recently completed initial public offering we expect to devote significant assets and efforts to the marketing, development and promotion of our brands.

Results of operations

Sales

The following tables provide certain selected consolidated financial information for the periods presented:

	First Quarter 2018	First Quarter 2017	Change
	(unaudited)	(unaudited)

Sales	$448,793	$422,173
Sales related party	254,545	-
Total gross sales	$703,338	$422,173
Allowances	(15,582)	(222,336)
Net sales	$433,211	$199,837
Net sales related party	254,545	-
Total net sales	$687,756	$199,837
Costs of sales	228,124	162,746
Gross profit as a percentage of net sales	66.8%	18.6%
Operating expenses	1,687,644	600,266
Other expenses	69,770	132,320
Net loss	$(1,264,782)	$(697,495)
Net loss attributable to Level Brands, Inc. common shareholders	$(1,132,928)	$(634,479)

The following table provides information on the contribution of net sales by segment to our total net sales.

	First Quarter 2018	% of total	First Quarter 2017	% of total
	(unaudited)		(unaudited)

Professional products division	$29,070	4.2%	$199,837	100%
Licensing division	37,162	5.4%	0%
Entertainment division	621,524	90.4%	0%
Total net sales	$687,756	100%	$199,837	100%

With the new operations in fiscal 2017 of our two new subsidiaries, I’M1 and EE1, the overall business strategy was expanded to not only include new business lines that generate revenues from new sources (licensing, royalty, and advisory) but also a different approach, in some cases, regarding the type of payments we would accept. We have entered into agreements where we have accepted common stock, options or warrants (an equity position).   This practice has an impact on immediate cash flow and these equities could be subject to adjustment which could result in future period losses. In the first quarter of fiscal 2018, of our net sales of $687,756 we have received compensation in the form of equity positions totaling $454,500, and we did not receive any equity positions in the first quarter of fiscal 2017.

Professional products division

Net sales for the professional products division for the first quarter of fiscal 2018 decreased 85.5% as compared to the first quarter of fiscal 2017. This decrease is primarily attributable to primary reliance upon one distribution channel combined with an ineffective post launch support effort. We have made a strategic decision to increase our distributors and have added two new distributors in the first quarter of fiscal 2018, and are targeting to add additional distributors while also assessing other sales channels, including large retail and online channels as well as licensing opportunities. In addition, we have added independent sales representatives and revamped our education team and process. We believe these changes will support the product line and sales process better, although no assurance can be given as to when and if our product line will receive more acceptance in the marketplace.

As is customary in the wholesale distribution of hair care and beauty products, we provide our distributors an allowance against the sales price for advertising and distribution, damaged good, product development allowance, and a discount if paid within a prescribed time frame, which is typically 2% if paid within 10 days. These allowances were 34.9% and 52.6%, respectively, of gross sales of our professional products division for the first quarter of fiscal 2018 and the first quarter of fiscal 2017. The large increase in the first quarter of fiscal 2017 is related to discounting of hair irons to our distribution channel in an effort to offer incentives to customers and move historical products as we prepared and launched three new products in fiscal 2017 as well as a rollout of a discounted sample sized product with our entrance into a new sales channel.

Licensing division

The licensing division began operating in January 2017, and enters into various license agreements that can provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on our consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected on our consolidated balance sheet in deferred license revenue at the time the payment is received.  In regard to revenue for advisory and promotional services provided through a consulting agreement, we record revenue when the services are provided and the customer is invoiced at agreed upon rates and terms in the agreement. In the first quarter of fiscal 2018, this division recorded net sales of $37,162.

Entertainment division

The entertainment division began operating in January 2017, and enters into advisory agreements for brand management services as well as agreements to produce entertainment related events, which include production assistance for television and music recording agreements. In regard to sales for advisory and production related services, we record revenue when the services are provided and the customer is invoiced at agreed upon rates and terms in the agreement.  In several of our agreements, for our services we have accepted common stock, options or warrants (an equity position) from our customer. In the first quarter of fiscal 2018, this division recorded net sales of $366,979, of which $254,500 was received as an equity position. Additional revenue earned at the corporate level for advisory agreements is included in the entertainment division for segment reporting. These advisory agreements are related to referral fee arrangements and advisory agreements with services provided by the corporate entity, Level Brands. For the first quarter of fiscal 2018 revenue from these contracts was $254,545, of which $200,000 was received as an equity position.

Cost of sales

Our cost of sales includes costs associated with distribution, external fill and labor expense, components, and freight for our professional products divisions, and includes labor and third party service providers for our licensing and entertainment divisions. Our cost of sales as a percentage of net sales was 33.2% in the first quarter of fiscal 2018 as compared to 81.4% in the first quarter of fiscal 2017. In order to explain the change in cost of sales we must account for the two new divisions and look at each division separately to see the cumulative impact.

                In our professional products division, cost of sales was 64% and 81.4% of its net sales for the first quarter of fiscal 2018 and the first quarter of fiscal 2017, respectively. Cost of sales variances are primarily related to two key impacts. First, allowances from this division have varied significantly based on the product line being new and various advertising and promotional packages have been used to promote the products at initial launch. Second, in fiscal 2017 we moved into an online channel and conducted our first online promotion to create more brand visibility, and with this provided significant discount pricing on a new packaged item specifically for that channel. In addition, we have added two new distributors at the end of fiscal 2017 and although not at the same level as previously, we had promotional packages for these new launches. As we continue to refine our operations, we expect our cost of sales to decrease, thereby increasing our gross profit, as we expect to be able to not offer as many promotional packages, manage the production of our product lines more efficiently by procuring materials used in our process with better pricing as well as having a more effective inventory management control process.

In our licensing division, cost of sales for the first quarter of fiscal 2018 was 183% of its net sales. For this current period, we incurred a high cost of sales as we laid groundwork on social media and production items to increase visibility of our licensed brands, I’M1 and kathy ireland® Health & Wellness™, which we believe can be used in the future to support the brand and future contracts. We expect this division to have a low cost of sales as the business is structured in a manner that the licensee (our customer) incur the significant costs and revenues associated with the sale of licensed products. We recognize the associated royalty fees on a net basis. When we are involved in providing advisory services, we allocate the utilized internal resources costs to our cost of sales.

In our entertainment division, cost of sales for the first quarter of fiscal 2018 was 24.4% of its net sales. The cost of sales for this division will vary based upon the type of projects in which it is involved. For instance, its cost of sales is expected to be less for advisory services, which utilize internal resources, as compared to television production services which require the use of external facilities and personnel, which increases our cost. As a result, our gross margin for the entertainment division will vary from period to period.

Operating expenses

Our operating expenses include wages, advertising, travel, rent, professional service fees, and expenses related to industry distribution and trade shows. Our operating expenses increased to $1,687,644 for the first quarter of fiscal 2018 from $600,266 in for the first quarter of fiscal 2017, an increase of $1,087,378 or 181.15%. This increase is directly related to the changes in the company as it increased from one operating business subsidiary to four and built the infrastructure to support the overall company from a growth perspective as well as to operate as a public entity. Specifically, during the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 our staff related expenses increased approximately $458,000 as we added executive management, and other staff over our new licensing and entertainment divisions, and other staff support. In addition, our accounting and legal expenses increased by approximately $189,000 as we have ongoing needs and costs associated with being a public company as well as additional professional fees related to various contracts we undertake. In addition, during the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, expenses related to social media, public relations, advertising and marketing process, tradeshows, and promotions increased approximately $259,000, our travel and entertainment expenses increased approximately $23,000, and our rent expense increased $10,000. The increase during first quarter of fiscal 2018 was partially offset by certain decreases in operating expenses during such period as our professional outside services related to product formulation, design, marketing and tradeshow expenses decreased approximately by $48,000 and commissions paid to an outside sales consultant decreased approximately $15,000. During the first quarter of fiscal 2018 we had an increase in non-cash expense of $7,441 related to the issuance of restricted stock awards to our board members as well as for options issued to employees.

Professional products division

Operating expenses in the professional products division were approximately $289,000 for the first quarter of fiscal 2018 as compared to $480,000 for the first quarter of fiscal 2017, a decrease of 39.8%. Operating expenses for these periods, respectively, include staff related expenses which were approximately $113,000 and $140,000, accounting and legal expenses of approximately $35,000 and $97,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $17,000 and $27,000, travel and entertainment expenses of approximately $13,000 and $39,000, professional outside services related to product formulation, design, and marketing expenses of approximately $2,100 and $71,000, and commissions paid to an outside sales consultant of approximately $0 and $14,700 respectively. The overall decrease in operating expenses is related to management shift to a more structured approach as the strategy for this business unit was reviewed and repositioned to expand beyond a single channel focus.

Licensing division

Operating expenses in the licensing division were approximately $336,000 for the first quarter of fiscal 2018. Operating expenses include staff related expenses of $36,000, accounting and legal expenses of approximately $124,000, expenses related to social media, public relations, advertising, marketing and tradeshow of approximately $116,000. In addition, we allocated internal management fees from corporate of $50,000 to this division. We expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

Entertainment division

Operating expenses in the entertainment division were approximately $282,000 for the first quarter of fiscal 2018. Operating expenses include staff related expenses of $36,000, accounting and legal expenses of approximately $84,000, and expenses related to social media, public relations, advertising, marketing and tradeshows of approximately $108,000. In addition, we allocated internal management fees from corporate of $50,000 to this division. As with our licensing division, we expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

Corporate overhead

Corporate overhead operating expenses were approximately $907,000 for the first quarter of fiscal 2018 as compared to $107,000 for the first quarter of fiscal 2017, an increase of 747%. Operating expenses for these periods, respectively, include staff related expenses which were approximately $466,000 and $52,000, accounting and legal expenses of approximately $98,000 and $55,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $100,000 and $2,800, charitable expenses of approximately $59,000 and $22,000, travel related expenses of approximately $46,000 and $1,000, business insurance expense of approximately $39,000 and $1,800, and stock compensation expense of approximately $56,000 and $49,000.

Interest expense and other non-operating expenses

Our interest expense decreased to $259 for the first quarter of fiscal 2018 from $132,320 for the first quarter of fiscal 2017. The decrease was related to $0 borrowings in the first quarter of fiscal 2018 under the 8% convertible promissory notes issued and sold in October 2016. The 8% convertible promissory notes were converted to equity as of June 30, 2017.

In some cases, we may, from time to time, enter into contracts where all or a portion of the consideration provided by the customer in exchange for our services and the value of the consideration provided could decline and require an impairment charge to be recorded in non-operating income in the consolidated statement of operations.

Net loss and net loss attributable to our common shareholders

Our net loss for the first quarter of fiscal 2018 increased 81% to $(1,264,782) as compared to a net loss of $(697,495) in the first quarter of fiscal 2017. At December 31, 2017 and 2016, we owned 100% and 88%, respectively, of the membership interests of Beauty & Pin-Ups and 100% of the membership interest in Level H&W. At December 31, 2017 we owned 100% of the voting interests in each of I'M1 and EE1 and 51% membership interest in each of I’M1 and EE1. As such we account for the noncontrolling interest in each of I’M1 and EE1 based on their gains or losses. Based on the noncontrolling interest for these entities, this can have a negative impact on the gains or losses to our shareholders. After allocating a portion of the net gain to the noncontrolling interests in accordance with generally accepted accounting principles, our net loss increased 79% for the first quarter of fiscal 2018 from the first quarter of fiscal 2017.

Liquidity and capital resources

We had cash on hand of $8,817,856 and working capital of $11,282,711 at December 31, 2017 as compared to cash on hand of $284,246 and working capital of $2,170,154 at September 30, 2017. Our current assets increased 226% at December 31, 2017 from September 30, 2017, and is primarily attributable to an increase of cash, marketable and other securities, prepaid expenses, and offset by a decrease in all accounts receivables, note receivable related party, and deferred IPO costs. Our current liabilities decreased 49.5% at December 31, 2017 from September 30, 2017. This decrease is primarily attributable to decreases in accounts payable and accrued expenses which was offset by an increase in deferred revenue. Both the changes in our current assets and current liabilities are also reflective of the further development of our business during the first quarter of fiscal 2018 and the impact of completion of an initial public offering. In November 2017 we completed an IPO and as of December 31, 2017 we have recorded $954,421 of deferred IPO costs which were directly attributable to the offering and have been charged against the gross proceeds of the offering as a reduction of additional paid-in capital. In July 2017 we sold, to a related party, an equity position in a customer that we had received as compensation for services and we received a portion in cash and the balance as a short term note receivable for $275,000.

During the first quarter of fiscal 2018 we used cash primarily to fund our operating loss in addition to increases in our marketable and other securities. We offer net 30 day terms and our receivables generally turn every 41 days.

We do not have any commitments for capital expenditures. We have sufficient working capital to fund our operations and to fund our expected growth.

Our goal from a liquidity perspective, however, is to use operating cash flows to fund day to day operations. To date, we have not met this goal as cash flow from operations has been a net use of $1,820,919 and $528,637 for the first quarter of fiscal 2018 and the first quarter of fiscal 2017, respectively. We continue to assess all areas of operations for cost improvements and efficiencies as we continue to mature.

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

Critical accounting policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“US GAAP”) and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to our consolidated financial statements appearing elsewhere in this report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2017 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2017, the Company made the following remediation changes related to internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes are

●
we have hired a new Controller as of September 1, 2017, who is now assessing, with the CFO, all internal requirements and processes to ensure GAAP compliance. We continue to assess hiring other sufficient competent staff to analyze and report financial transactions in compliance with GAAP in a timely manner; and
●
we have engaged competent external experts to assist with financial statement review processes to ensure a complete and thorough review process.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

We are materially dependent upon our relationships with kathy ireland® Worldwide and certain of its affiliates. Our advisory agreements with certain of these affiliates have expired by their terms.  If we are unable to enter into new advisory agreements with these individuals, we would be deprived of their services.  In that event, our business could be materially adversely impacted.

In February 2017 we entered into one year advisory agreements with certain affiliates of kathy ireland® Worldwide, including Messrs. Stephen Roseberry, Tommy Meharey and Nic Mendoza, pursuant to which they provide various management and advisory services to us, including key operational roles at I’M1 and EE1.  These agreements have expired by their terms.  In addition, the master advisory and consulting agreement with kathy ireland® Worldwide on which we are materially dependent provides that the agreement is immediately terminable by kathy ireland® Worldwide if any officers are terminated or resign, including Mr. Roseberry in his role as President and co-Managing Director of I'M1 and EE1. Each of Messrs. Roseberry, Meharey and Mendoza continues to provide services to us and we are in discussions with each of them regarding the terms of multi-year agreements with us. While we expect to sign new agreements with each of them in the near future, in the event we are unable to enter into new advisory agreements with one or more of them, our business and operations could be materially impacted.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our 2017 10-K and our subsequent filings with the SEC which could materially affect our business, financial condition or future results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2017 we issued 6,667 shares of our common stock valued at $37,002 as compensation for services to us. The recipient was a sophisticated or otherwise accredited investor with access to business and financial information on our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.    OTHER INFORMATION.

On January 30, 2018, Level Brands, amended its Wholesale License Agreement (the “Agreement”) executed on September 8, 2017 with kathy Ireland ® WorldWide Inc. related to exclusive rights to the kathy ireland Health & Wellness™ trademarks. The amendment reflected our exercise of the option on a three year extension and amendment of the payment terms related to this extension as follows: to pay $400,000 within five days of executing the amendment and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by us of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. In addition, royalty payments to kathy ireland ® WorldWide for the additional three year extension are set at 35% of net proceeds. The foregoing description of the terms of this agreement is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.68 to this report.
.

ITEM 6.    EXHIBITS.

No.	Description
10.62	Agreement dated August 1, 2017 by and between Level Brands, Inc. and Kure Corp. (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K as filed on December 12, 2017)
10.63	Agreement dated November 30, 2017 by and between Level Brands, Inc. and Kure Corp. (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K as filed on December 12, 2017)
10.64
Revolving Line of Credit Loan Agreement dated December 11, 2017 by and between Level Brands, Inc. and Kure Corp. (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K as filed on December 12, 2017)

10.65	Security Agreement dated December 11, 2017 by and between Level Brands, Inc. and Kure Corp. (incorporated by reference to Exhibit 10.65 to the Current Report on Form 8-K as filed on December 12, 2017)
10.66
Promissory Note in the principal amount of $500,000 dated December 11, 2017 due from Kure Corp. (incorporated by reference to Exhibit 10.66 to the Current Report on Form 8-K as filed on December 12, 2017)

10.67
License Agreement dated December 30, 2017 by and between Level Brands, Inc. and Isodiol International, Inc. (incorporated by reference to Exhibit 10.67 to the Current Report on Form 8-K as filed on January 5, 2018)

10.68	Amendment dated January 30, 2018 to Wholesale License Agreement between Level Brands, Inc. and kathy Ireland ® WorldWide Inc. *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

———————
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL BRANDS, INC.

February 14, 2018	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Chief Executive Officer, principal executive officer

February 14, 2018	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer