Form 10-Q
period 2018-03-31
Level Brands, Inc.
filed 2018-05-15
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission File Number 001-38299
———————
LEVEL BRANDS, INC.
(Exact name of registrant as specified in its charter)
———————

North Carolina	47-3414576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road, Suite 450, Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,033,928 shares of common stock are issued and outstanding as of May 09, 2018.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms Level Brands,” “we,” “us, “our” and similar terms refer to Level Brands, Inc., a North Carolina corporation formerly known as Level Beauty Group, Inc., and our subsidiaries Beauty and Pinups, LLC, a North Carolina limited liability company which we refer to as “BPU”, I | M 1, LLC, a California limited liability company, which we refer to as “I’M1”, Encore Endeavor 1 LLC, a California limited liability company which we refer to as “EE1” and Level H&W, LLC, a North Carolina limited liability company. In addition, “fiscal 2017" refers to the year ended September 30, 2017, "fiscal 2018" refers to the year ending September 30, 2018, "second quarter of 2017" refers to the three months ended March 31, 2017 and "second quarter of 2018" refers to the three months ended March 31, 2018.

Unless otherwise indicated, all share and per share information contained herein gives pro forma effect to the 1:5 reverse stock split of our common stock, which was effective December 5, 2016. The information contained on our websites at www.levelbrands.com, www.beautyandpinups.com, and www.im1men.com are not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our material dependence on our relationships with kathy ireland® Worldwide and certain of its affiliates;
●	our limited operating history;
●	the limited operating histories of our subsidiaries;
●	our history of losses;
●	risks associated with any failure by us to maintain an effective system of internal control over financial reporting;
●	the terms of various agreements with kathy ireland® Worldwide and possible impacts on our management's abilities to make certain decisions regarding the operations of our company;
●	our dependence on consumer spending patterns;
●	our history on reliance on sales from a limited number of customers, including a related party;
●	risks associated with our failure to effectively promote our brands;
●	our ability to identify and successfully acquire additional brands and trademarks;
●	the operating agreements of our I'M1 and EE1 subsidiaries;
●	the accounting treatment of securities we accept as partial compensation for services;
●	our ability to liquidate those securities;
●	our status as an inadvertent investment company at March 31, 2018 and the possible impact of the Investment Company Act of 1940 on our business, operations and financial condition;
●	the possible need to raise additional capital in the future;
●	terms of the contracts with third parties in each of our divisions;
●	possible conflicts of interest with kathy ireland® Worldwide;
●	possible litigation involving our licensed products;
●	our ability to effectively compete and our dependence on market acceptance of our brands;
●	the lack of long-term contracts for the purchase of products from our professional products division;
●	our ability to protect our intellectual property;
●	additional operational risks associated with our professional products division;
●	risks associated with developing a liquid market for our common stock and possible future volatility in its trading price;
●	risks associated with any future failure to satisfy the NYSE American LLC continued listing standards;
●	dilution to our shareholders from the exercise of outstanding options and warrants and the vesting of restricted stock awards;
●	risks associated with our status as an emerging growth company;
●	risks associated with control by our executive officers, directors and affiliates;
●	risks associated with unfavorable research reports;
●	risks associated with our status as a public company; and
●	risks associated with North Carolina law.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND SEPTEMBER 30, 2017

	(Unaudited)
	March 31,	September 30,
	2018	2017
Assets

Current assets:
Cash and cash equivalents	$6,711,399	$284,246
Accounts receivable	83,695	141,462
Accounts receivable - related party	-	712,325
Accounts receivable other	798,552	12,440
Accounts receivable other – related party	145,454	236,364
Marketable securities	1,657,923	-
Investment - other securities	1,559,112	859,112
Note receivable – related party	270,371	276,375
Inventory	485,624	588,197
Deferred initial public offering costs	-	497,735
Prepaid expenses and other current assets	467,916	85,420
Total current assets	12,180,046	3,693,676

Other assets:
Deferred tax asset	19,000	-
Property and equipment, net	47,566	135,476
Intangible assets, net	3,504,414	3,240,287
Total other assets	3,570,980	3,375,763

Total assets	$15,751,026	$7,069,439

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND SEPTEMBER 30, 2017
(continued)

Liabilities and shareholders' (deficit) equity

Current liabilities:
Accounts payable	$83,129	$397,601
Accounts payable related party	-	67,879
Deferred revenue	120,625	41,417
Accrued expenses	15,927	123,823
Accrued expenses to related party	-	892,805
Total current liabilities	219,681	1,523,525

Long term liabilities
Long term liabilities, to related party	328,989	360,000
Deferred tax liability	-	37,000
Total long term liabilities	328,989	397,000

Total liabilities	548,670	1,920,525

Level Brands, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
8,033,928 and 5,792,261 shares issued and outstanding, respectively	8,034	5,792
Additional paid in capital	20,733,120	10,463,480
Accumulated other comprehensive income (loss)	(596,577)	-
Accumulated deficit	(5,985,953)	(6,257,421)
Total Level Brands, Inc. shareholders' equity	14,158,624	4,211,851
Non-controlling interest	1,043,732	937,063
Total shareholders' equity (deficit)	15,202,356	5,148,914

Total liabilities and shareholders' equity (deficit)	$15,751,026	$7,069,439

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Sales	$3,031,654	$1,641,099	$3,480,447	$2,063,272
Sales related party	54,545	268,550	309,090	268,550
Total Gross Sales	3,086,199	1,909,649	3,789,537	2,331,822
Allowances	(5,289)	(501,108)	(20,871)	(723,444)
Net sales	3,026,365	1,139,991	3,459,576	1,339,828
Net sales related party	54,545	268,550	309,090	268,550
Total Net Sales	3,080,910	1,408,541	3,768,666	1,608,378
Cost of sales	523,821	398,390	751,944	561,136

Gross Profit	2,557,089	1,010,151	3,016,722	1,047,242

Operating expenses	937,123	1,082,650	2,624,768	1,682,916
Income (Loss) from operations	1,619,966	(72,499)	391,954	(635,674)
Gain (Loss) on disposal of property and equipment	200	-	(69,311)	-
Interest expense	(246)	(138,813)	(505)	(271,133)
Income (Loss) before provision for income taxes	1,619,920	(211,312)	322,138	(906,807)

Benefit (Provision) for income taxes	23,000	(76,892)	56,000	(78,892)
Net Income (Loss)	1,642,920	(288,204)	378,138	(985,699)
Net Gain (Loss) attributable to noncontrolling interest	238,523	267,033	106,669	204,017

Net Income (Loss) attributable to Level Brands, Inc. common shareholders	$1,404,397	$(555,237)	$271,469	$(1,189,716)

Net Income (Loss) per share:
Basic	$0.17	$(0.13)	$0.04	$(0.31)
Diluted	$0.17	$(0.13)	$0.04	$(0.31)

Weighted average number of shares Basic:	8,025,576	4,217,787	7,385,294	3,849,519
Weighted average number of shares Diluted:	8,040,666	-	7,406,113	-

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Net Income (Loss)	$1,642,920	$(288,204)	$378,138	$(985,699)
Other Comprehensive Income:
Net Unrealized Gain (Loss) on Marketable Securities, net of tax	(641,077)	-	(596,577)	-
Comprehensive Income (Loss)	1,001,843	(288,204)	(218,439)	(985,699)

Comprehensive loss attributable to non-controlling interest	(238,253)	(267,033)	(106,669)	(204,017)
Comprehensive Income (Loss) attributable to Level Brands, Inc. common shareholders	$763,590	$(555,237)	$(325,108)	$(1,189,716)

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017
(unaudited)

	Six Months Ended March 31,	Six Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$378,138	$(985,699)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	31,066	18,344
Restricted stock expense	39,100	78,200
Amortization of debt discounts	-	2,468
Issuance of stock / warrants for service	57,002	22,667
Amortization of debt issue costs	-	157,285
Depreciation and amortization	116,937	27,631
Inventory impairment	102,124	-
Loss on sale of property and equipment	69,311	4,000
Common stock issued as charitable contribution	-	17,000
Non-cash consideration received for services	(2,654,503)	-
Changes in operating assets and liabilities:
Accounts receivable	57,767	(269,791)
Accounts receivable – related party	712,325	-
Other accounts receivable	(786,112)	(650,000)
Other accounts receivable – related party	90,910	-
Note receivable – related party	6,004	-
Inventory	449	(182,585)
Prepaid expenses and other current assets	(382,497)	34,011
Accounts payable and accrued expenses	(371,255)	221,750
Accounts payable and accrued expenses – related party	(1,042,805)	-
Interest Payable	-	107,159
Deferred revenue	79,208	35,000
Deferred tax liability	(56,000)	78,892
Cash used by operating activities	(3,552,831)	(1,283,668)

Cash flows from investing activities:
Purchase of investment other securities	(300,000)	-
Purchase of intangible assets	(360,000)	-
Purchase of property and equipment	(2,465)	(15,018)
Cash used by investing activities	(662,465)	(15,018)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,927,535	-
Proceeds from convertible note	-	2,125,000
Distributions paid to members’ of EE1	-	(10,800)
Distribution income	-	5,508
Debt issuance costs	-	(200,800)
Repayment of line of credit	-	(300,000)
Deferred issuance costs	(285,086)	-
Cash provided by financing activities	10,642,449	1,618,908
Net increase (decrease) in cash	6,427,153	320,222
Cash and cash equivalents, beginning of period	284,246	34,258
Cash and cash equivalents, end of period	$6,711,399	$354,480

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017
(unaudited) (continued)

Supplemental Disclosures of Cash Flow Information:

	Six Months ended March 31,	Six Months Ended March 31,
	2018	2017

Cash Payments for:
Interest expense	$505	$4,925

Non-cash financial activities:
Warrants issued to IPO selling agent	$171,600	$-
Common stock issued to purchase membership interest – I’M1	-	971,667
Common stock issued to purchase membership interest – EE1	-	471,667
Common stock issued for services	-	22,667
Common stock issued for settlement of a payable in previous period		570,000
Warrants issued with convertible notes	-	5,159
Noncontrolling interest transfer	-	338,556
Equity issued to purchase membership interest in subsidiary	-	110,000
Strike price adjustment on placement agent warrants		31,505
Common stock issued for warrant exercise		85,950

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Level Brands, Inc. ("Level Brands", "we", "us", “our”, "Parent Company” or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands, Inc. We operate from our offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

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

In March 2015, the Company formed Beauty and Pin-Ups, LLC ("BPU"), a North Carolina limited liability company, and contributed $250,000 in exchange for our member interest. As of September 30, 2017, we own 100% interest in BPU. BPU manufactures, markets and sells an array of beauty and personal care products, including hair care and hair treatments, as well as beauty tools. The Company's products historically have been sold to the professional salon market, principally through distributors to professional salons in the North America and has expanded its focus to retailers, online segments and licensing opportunities.

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

Level H&W, LLC (“Level H&W”) was formed in North Carolina in October 2017 and began operations in fiscal 2018; we own 100% interest in Level H&W. The Company signed an agreement with kathy ireland® Worldwide to retain exclusive rights to the intellectual property and other rights in connection with kathy ireland® Health & Wellness™ and its associated trademarks and tradenames. The Company focuses on establishing licensing arrangements under the kathy ireland® Health & Wellness™ brand. The agreement initially was a seven year agreement with a three year option to extend by the Company. The Company agreed to pay $840,000 over the license term of seven years, of which $480,000 was paid by January 1, 2018, and $120,000 is to be paid on January 1 of subsequent years until paid in full. The Company will pay kathy ireland® Worldwide 33 1/3% of net proceeds we receive under any sublicense agreements we may enter into for this intellectual property as royalties, with credit being applied for any payments made toward the $840,000.

In January 2018, the Company, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds. The Company capitalized the cost into intangibles and are amortizing them over the term of the licensing agreement.

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

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2017, management determined an accounts receivable allowance of $50,000 was appropriate due to possible uncollectability. We did not have an allowance at March 31, 2018.

In addition, the Company may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either an investment marketable security (when the customer is a publicly traded entity) or as an investment other security (when the customer is a private entity).

Accounts receivable and accounts receivable other items that involve a related party are indicated as such on the face of the financial statements.

Marketable Securities

At the time of acquisition, a marketable security is designated as available-for-sale as the intent is to hold for a period of time before selling. Available-for-sale securities are carried at fair value on the consolidated balance sheets with changes in fair value recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity in the period of the change in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 320-10. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to non-operating income (loss) on the Company’s consolidated statements of operations.

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

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations expense as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for show booths and equipment, three years for manufacturer’s molds and plates, three years for computer, furniture and equipment, and three years for software. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statement of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

When the Company records an investment in marketable securities the asset is valued at fair value. For investment other securities, it will value the asset using the cost method of accounting.  Any changes in fair value for marketable securities during a given period will be recorded as a gain or loss in other comprehensive income (loss), unless a decline is determined to be other-than-temporary. For investment other securities we use the cost method and compare the fair value to cost in order to determine if there is an other-than-temporary impairment.

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, which are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including number of contracts acquired and retained as well as revenues from those contracts, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Events that are assessed include contracts acquired and lost that are associated with the intangible assets, as well as the revenues associated with those contracts.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, finite lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

In Conjunction with any acquisitions, the Company refers to ASC-805 as amended by Accounting Standards Update (“ASU”) 2017-01 in determining if the Company is acquiring any inputs, processes or outputs and the impact that such factors would have on the classification of the acquisition as a business combination or asset purchase. Additionally, the Company refers to the aforementioned guidance in reviewing all potential assets and liabilities for valuation including the determination of intangible asset values.

Common stock

Level Brands was a private company until November 2017 and as such there was no market for the shares of its common stock. Previously, we valued a share of common stock based on recent financing transactions that included the issuance of common stock to an unrelated party at a specified price. In the event, however, there had not been a recent and significant equity financing transaction, or the nature of the business had significantly changed subsequent to an equity financing, we used valuation techniques, which included discounted cash flow analysis, comparable company review, and consultation with third party valuation experts to assist in estimating the value of our common stock. On November 17, 2017, the Company completed its IPO, thus our stock has been valued by the market since that date.

Revenue Recognition

The Company's policy in relation to product sales is to recognize revenue when persuasive evidence of an arrangement exists, shipping has occurred, or service obligations have been satisfied, the sales price is fixed or determinable and collection is probable. The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping. Net sales are comprised of gross revenues less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Although the Company does not have a formal return policy, from time to time the Company will allow customers to return certain products.  A business decision related to customer returns is made by the Company and is performed on a case-by-case basis. We record returns as a reduction in sales and based on whether we dispose of the returned product, adjust inventory and record expense as appropriate. There were no allowances for sales returns at March 31, 2018 and December 31, 2017.

The Company also enters into various license agreements that provide revenues based on royalties as a percentage of sales and advertising/marketing fees. The contracts can also have a minimum royalty, with which this and the advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales, as are all royalties that do not have a minimum royalty. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

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

Cost of Sales

Our cost of sales includes costs associated with distribution, external fill and labor expense, components, and freight for our professional products divisions, and includes labor, third-party service providers, and amortization expense related to intellectual property for our licensing and entertainment divisions. In our professional products division, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their net realizable value.

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $248,000 and $104,000 in advertising and related marketing and promotional costs included in operating expenses during the three months ended March 31, 2018 and 2017, respectively. The Company incurred approximately $581,000 and $134,000 in advertising and related marketing and promotional costs included in operating expenses during the six months ended March 31, 2018 and 2017, respectively.

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

The Parent Company accounts for income taxes pursuant to the provisions of the Accounting for Income Taxes topic of the FASB ASC 740 which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Parent Company uses the inside basis approach to determine deferred tax assets and liabilities associated with its investment in a consolidated pass-through entity. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of March 31, 2018 and 2017, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $6,161,265 uninsured balance at March 31, 2018 and a $4,728 uninsured balance at September 30, 2017.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company had sales to one customer that individually represented approximately 89% and 73% of total net sales for the three and six months ended March 31, 2018, respectively. The aggregate accounts receivable of such customer represented approximately 73% of the Company’s total accounts receivable at March 31, 2018. The Company had three customers whose revenue collectively represented approximately 74% and 73% of the Company’s net sales for the three and six months ended March 31, 2017, respectively.

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

We use the Black-Scholes model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. Under ASU 2016-09 which amends ASC 718, which became effective October 1, 2017, we elected to change our accounting principle to recognize forfeitures when they occur. This change had no impact on beginning retained earnings as there had been no forfeitures estimated or incurred in prior periods.

Net Loss Per Share

The Company uses ASC 260-10, “Earnings Per Share” for calculating the basic and diluted loss per share. The Company computes basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

At the three and six months ended March 31, 2017, 597,476 potential shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

New Accounting Standards

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. Level Brands will adopt this standard in the first quarter of fiscal 2019 retrospectively with a cumulative adjustment to retained earnings. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

I’M1 was formed in California in September 2016. IM1 Holdings was the initial member of IM'1. In January 2017, we acquired all of the Class A voting membership interests in I’M1 from IM1 Holdings in exchange for 583,000 shares of our common stock, which represents 51% of the interest in I’M1. The shares were valued by the Company based upon assumptions and other information provided by management and used three approaches available when valuing a closely held business interest: the cost approach, the income approach and the market approach. Consequently, the market approach was deemed most appropriate, as it considers values established by non-controlling buyers and sellers of interests in the Company as evidenced by implied pricing in rounds of financing. In addition, given the limited data and outlook, the backsolve method was applied to assign values to the common equity, options and warrants after giving consideration to the preference of the convertible debt holders. The valuation determined the price per share of $0.85 which put the value of the 583,000 shares at $495,550. IM1 Holdings continues to own the Class B non-voting membership interest of I’M1. We accounted for the membership acquired by allocating the purchase price to the tradename and intellectual property valued at $971,667.

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. If there is insufficient data to support the valuation of the security directly, the company will value it, and the underlying revenue, using the estimated fair value of the services provided. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either an investment marketable security (when the customer is a public entity) or as an investment other security (when the customer is a private entity).

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

As of June 30, 2017, the trading price on the OTC Markets was $0.03 and the Company had exchanged the 2,500,000 shares of common stock with the issuer for 65 shares of preferred stock. The 65 shares of preferred stock issued were each convertible using the lesser of either $0.26 per share or the 30 day trading average, that would provide a number of shares equal to the value of $10,000 per share. The Company classified the preferred stock as Level 3 for fair value measurement purposes as there were no observable inputs. The preferred shares also contained a put option for the holder for the stated value per share. The Company determined that the value of the preferred shares was $475,000, which was an approximation of fair market value. On July 31, 2017 the Company sold the preferred shares to a related party for $475,000; $200,000 in cash and a short term note receivable for $275,000. As a result, the Company recorded an other-than-temporary impairment on securities for the year ended September 30, 2017 of $175,000 in the consolidated statement of operations.

 On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, Level Brands, and also distributed shares valued at $223,440 to its non-controlling interests. In August 2017, the Company also provided referral services for kathy Ireland® Worldwide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. The Company assessed the common stock and determined there was not an impairment for the period ended March 31, 2018.

On September 19, 2017, I’M1 and EE1 in aggregate exercised a warrant for 56,552 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $56,552, which was based on all 2017 financing transactions of the customer set at $1.00 per share, with the most recent third party transaction in August 2017. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including financial projections provided by the issuer and conversations with the issuer management regarding the Company’s recent results and future plans and the Company’s financing transactions over the past twelve months. The Company assessed the common stock and determined there was not an impairment for the period ended March 31, 2018.

In November 2017, the Company completed services in relation to an agreement with SG Blocks, Inc. (NASDAQ: SGBX) As payment for these services, SG Blocks issued 50,000 shares of its common stock to Level Brands. The customer is a publicly traded entity and the stock was valued based on the trading price at the day the services were determined delivered, which was $5.09 per share for an aggregate value of $254,500. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange. The common stock is held as available for sale, and at December 31, 2017 and March 31, 2018 respectively, the shares were $5.98 and $4.61 per share, and we have recorded $44,500 and $(68,500) as other comprehensive income (loss) on the Company consolidated financial statements for the three and six months ended March 31, 2018. The Company assessed the common stock and determined there was not an indication of an other-than-temporary impairment.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp, a related party. As payment for these services, Kure Corp issued 400,000 shares of its stock to Level Brands. The customer is a private entity and the stock was valued at $200,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. As of March 31, 2018, the Company has determined there is no impairment on the value of the shares of stock.

On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from a current customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The customer is a private entity. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. As of March 31, 2018, the Company has determined there is no impairment on the value of the shares of stock.

In December 2017, the Company engaged and completed advisory services in relation to an agreement with Kure Corp, a related party, for services related to their “vape-pod” strategy. As payment for these services, Kure Corp issued 400,000 shares of its stock to Level Brands which the Company received in January 2018. The customer is a private entity and the stock was valued at $200,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. As of March 31, 2018, the Company has determined there is no impairment on the value of the shares of stock.

On December 30, 2017 Level Brands entered into an Agreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacture and developer of phytoceutical consumer products. The agreement required the Company to create a global branding and marketing campaign, which includes a joint strategy to develop Isodiol’s brand and products, an influencer program, and a social and traditional media strategy. As payment for these services, Isodiol agreed to pay $2,000,000 and issued 1,679,321 shares of its common stock to Level Brands, based on the trading price on the day of the agreement, which was $1.1909 per share. These shares were issued on January 22, 2018. In addition, the Company will provide ongoing quarterly support of the campaign which includes two branded videos each quarter, Ms. Ireland’s direct involvement in meetings or conferences once each quarter, and ongoing social media support by Ms. Ireland and Level Brands, all the services valued at $750,000 per quarter. This amount will be paid through issuance of Isodiol stock and the number of shares issued will be determined based on the trading value of Isodiol stock on the last day of each quarter. The common stock is held as available for sale, and at March 31, 2018, the shares were $0.85 per share, and we recorded $(572,577) as other comprehensive income (loss) on the Company consolidated financial statements for the three months ended March 31, 2018. The Company assessed the common stock and determined there was not an indication of an other-than-temporary impairment.

The table below summarizes the assets valued at fair value as of March 31, 2018:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at March 31, 2018

Marketable securities	$1,657,923	-	$-	$1,657,923
Investment other securities	-	-	$1,559,112	$1,559,112

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2017	$-	$-	$859,112	$859,112
Receipt of equity investment upon completion of contract	$254,500	$-	$-	$254,500
Receipt of equity investment upon completion of contract	$-	$-	$200,000	$200,000
Purchase of preferred shares, convertible into common stock	$-	$-	$300,000	$300,000
Change in value of equity, other comprehensive income	$44,500	$-	$-	$44,500
Balance at December 31, 2017	$299,000	$-	$1,359,112	$1,658,112
Receipt of equity investment upon completion of services	$-	$-	$200,000	$200,000
Receipt of equity investment upon completion of services	$2,000,000	$-	$-	$2,000,000
Change in value of equity, other comprehensive income	$(641,077)	$-	$-	$(641,077)
Balance at March 31, 2018	$1,657,923	$-	$1,559,112	$3,217,035

NOTE 4 – INVENTORY

Inventory at March 31, 2018 and September 30, 2017 consists of the following:

	March 31,	September 30,
	2018	2017
Finished goods	$275,446	$375,459
Inventory components	210,178	212,738
Total	$485,624	$588,197

At March 31, 2018, the Company determined that inventory was impaired by approximately $102,000. At September 30, 2017, the Company determined that inventory was impaired by approximately $67,000. Impairment charges were recorded within operating expenses for the respective periods.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2018 and September 30, 2017 consist of the following:

	March 31,	September 30,
	2018	2017
Computers and equipment	$39,926	$37,261
Show booth and equipment	49,123	171,986
Manufacturers’ molds and plates	34,200	34,200
	123,249	243,447
Less accumulated depreciation	(75,683)	(107,971)
Net property and equipment	$47,566	$135,476

Depreciation expense related to property and equipment was $8,558 and $18,442 for the three months ended March 31, 2018 and 2017, respectively. Depreciation expense related to property and equipment was $22,314 and $27,631 for the six months ended March 31, 2018 and 2017, respectively. In the three months ended December 31, 2017 we recorded a one-time loss of $69,311 on the disposal of a show booth that is no longer in use.

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

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725. In addition, the Company agreed to pay $65,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Chef Andre," "Andre Carthen," ACafe" or "Fit Chef" and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $11,073 and $22,147 for the three and six months ended March 31, 2018 respectively.

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750. In addition, the Company agreed to pay $40,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Jardin," "Nicholas Walker," "Nicholas Walker Jardin," "Nicholas Walker Garden Party," "Cultivated by Nicholas Walker," and "Jardin Du Jour," and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $6,237 and $12,475 for the three and six months ended March 31, 2018 respectively.

In September 2017, the Company entered into an exclusive seven year license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 was due in equal installments on January 1 of subsequent years until the license fee is paid, and were classified as long term liabilities related party as of December 31, 2017. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. In January 2018, the Company amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000, on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as long term liabilities related party as of March 31, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds.

Intangible assets as of March 31, 2018 and September 30, 2017 consisted of the following:

	March 31,	September 30,
	2018	2017
Trademark and other intellectual property related to BPU	$486,760	$486,760
Trademark and other intellectual property related to I’M1	971,667	971,667
Trademark and other intellectual property related to EE1	471,667	471,667
Trademark, tradename and other intellectual property related to kathy ireland®Health & Wellness™, net	1,130,000	830,000
Cash, warrants and stock issued related to the Wholesale license agreement with Chef Andre Carthen, net	284,224	307,146
Cash, warrants and stock issued related to the Wholesale license agreement with Nicholas Walker, net	160,096	173,047
Total	$3,504,414	$3,240,287

The Company has three definite lived intangible assets, which have seven or ten year lives.

Future amortization schedule:

Intangible	Total unamortized cost	2018	2019	2020	2021	2022	thereafter
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness™	$1,130,000	$60,000	$120,000	$120,000	$120,000	$120,000	$590,000
Cash, warrant and stock issued related to the Wholesale license agreement with Chef Andre Carthen	$284,224	$22,147	$44,294	$44,294	$44,294	$44,294	$84,901
Cash, warrant and stock issued related to the Wholesale license agreement with Nicholas Walker	$160,096	$12,475	$24,950	$24,950	$24,950	$24,950	$47,821

The Company performs an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the guidance laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred and the Company evaluates the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company has performed a qualitative and quantitative analysis and for the years ended September 30, 2017 and 2016 there has been no impairment. The Company has determined that no event or circumstances indicate likeliness of an impairment as of March 31, 2018.

The Company performs an impairment analysis at August 1 annually on the definite lived intangible assets following the guidance laid out in ASC 360-10-35-21. We first assess if there is an indicator of possible impairment such as change in the use of the asset, market price changes in the asset, or other events that impact the value of the asset. If an indicator is present we then perform a quantitative analysis to determine if the carrying amount of the asset is recoverable. This is done by comparing the total undiscounted future cash flows of the long-lived asset to its carrying amount. If the total undiscounted future cash flows exceed the carrying amount of the asset, the carrying amount is deemed recoverable and an impairment is not recorded. If the carrying amount of a long-lived asset is deemed to be unrecoverable, an impairment loss needs to be estimated. In order to calculate the impairment loss, the Fair Value of the asset must be determined. Fair Value referenced here is determined using the guidance in FASB ASC Topic 820. After assessing indicators for impairment, the Company determined that a quantitative analysis was not needed as of March 31, 2018.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

On October 4, 2016 and October 24, 2016, the Company issued in aggregate $2,125,000 of 8% Convertible Promissory Notes to accredited investors. The securities consist of 8% Convertible Notes (the “Notes”) with warrants to purchase 141,676 shares of the Company’s stock. The warrants have an exercise price of $7.80. The Warrants expire in September 2021.

Effective June 30, 2017, the Company converted the Notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. In this transaction, the Company issued 570,254 shares of common stock.

The Company accounted for the initial issuance of these Notes in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”.  The Black-Scholes value of the warrants, $5,159, associated with the issuance was recorded as a discount to debt and was amortized into interest expense. In addition, the issuance of the Notes and warrants were assessed and did not contain an embedded beneficial conversion feature as the effective conversion price was not less than the relative fair value of the instrument. We also had fees of $200,800 associated with the financing, which was recorded as a debt discount and is being amortized over the term of the Notes. We have recorded no interest expense related to these amounts for the three and six months ended March 31, 2018.

The outstanding balances due under the agreements were $0 at both March 31, 2018 and September 30, 2017.

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

The outstanding balances due under the agreements were $0 at both March 31, 2018 and September 30, 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

In November 2016 we issued 20,000 shares of our common stock valued at $17,000 to Best Buddies International as a charitable contribution. Best Buddies International is an affiliate of a member of our board of directors.

On January 1, 2017, we entered into a sublease agreement for office space with Kure Corp. The lease is for one year and the space was to be used by our subsidiary BPU. A shareholder of Kure Corp. is Stone Street Capital, LLC, an affiliate of our CEO and Chairman and our CEO and Chairman was the past Chairman of Kure Corp. and is also a shareholder of Kure Corp. This sublease ended on January 1, 2018.

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

On February 8, 2017 the Company entered into a one year advisory agreement with Mr. Tommy Meharey pursuant to which he provides advisory and consulting services to us, including serving as co-Managing Director of I’M1. We have agreed to pay Mr. Meharey a fee of $15,000 per month for his services. We entered into a new agreement in March 2018 with the same terms, however the agreement after one year, if not renewed, will automatically extend month to month unless canceled by either party.

On February 8, 2017 the Company entered into a one year advisory agreement with Mr. Nic Mendoza pursuant to which he provides advisory and consulting services to us, including serving as co-Managing Director of EE1. We have agreed to pay Mr. Mendoza a fee of $10,000 per month for his services. We entered into a new agreement in March 2018 with the same terms, however the agreement after one year, if not renewed, will automatically extend month to month unless canceled by either party.

On February 8, 2017 the Company entered into a one year advisory agreement with Mr. Stephen Roseberry pursuant to which he provides advisory and consulting services to us, including serving as co-Managing Director of EE1 and I’M1. We have agreed to pay Mr. Roseberry a nominal monthly fee for his services. We entered into a new agreement in March 2018 with the same terms, however the agreement after one year, if not renewed, will automatically extend month to month unless canceled by either party.

In February 2017 the Company entered into an advisory agreement with Mr. Jon Carrasco, expiring in February 2019, pursuant to which he provides advisory and consulting services to us, including serving as Global Creative Director of EE1 and I’M1. We have agreed to pay Mr. Carassco a nominal monthly fee for his services.

In February 2017 EE1 arranged, coordinated and booked for Sandbox LLC a travel related event, arranging for travel and concierge related services. Under the terms of the oral agreement, EE1 was paid $68,550 for its services, which was recorded as consulting/advisory revenue. Sandbox LLC is an affiliate of a member of our board of directors.

In March 2017, our subsidiary I’M1 entered into a consulting agreement with Kure Corp. In this agreement I’M1 provided services delivered in two phases. The first phase was delivered by March 31, 2017 which included a social media blitz and marketing and branding support and strategies for $200,000. The second phase was delivered by June 22, 2017 which included modeling impressions for the brand and extension of publicity to other media outlets for $400,000. In addition, in March 2017, I’M1 entered into a separate licensing agreement for 10 years with Kure Corp. under which we will receive royalties based on gross sales of Kure Corp. products with the I’M1 brand.

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

In June 2017, Kure Corp. purchased products from our subsidiary BPU for resale in their stores. The total purchase was $97,850. Our CEO and Chairman is the past Chairman of Kure Corp. and is also a shareholder of Kure Corp.

In July 2017, the Company entered into subscription agreements for 133,000 shares of common stock with two accredited investors in a private placement, which resulted in gross proceeds of $525,350 to the Company. The accredited investors Stone Street Partners LLC and Stone Street Partners Opportunity Fund II LLC are affiliates of our CEO and Chairman.

On July 31, 2017, the Company sold preferred shares it had received from a customer as payment for services to a related party. The preferred shares were originally valued as marketable securities at $650,000 and were sold for $475,000, an approximation of fair market value, which was paid $200,000 in cash and a short term note of $275,000 at 3% interest, which is included in note receivable related party as of March 31, 2018 and December 31, 2017. The Company recorded an impairment of $175,000 for the year ended September 30, 2017 (see Note 3).

On August 1, 2017, the Company entered into an additional advisory agreement with Kure Corp., in which the Company would act as an advisor regarding business strategy involving (1) conversion of Kure franchises into company stores, (2) conversion of Kure Corp. debt and preferred shares into common share of Kure Corp. and (3) preparation steps required and a strategy to position for a possible Reg A+ offering. The services are to be delivered in two phases, the first deliverables of items 1 and 2 above were delivered by September 30, 2017 and 3 is to be delivered by June 30, 2018. The Company was paid $200,000 in Kure Corp. stock for the first deliverables and will be paid $145,500 in cash for the second deliverable.

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

In September 2017, the Company entered into an exclusive seven year wholesale license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 are due in equal installments on January 1 of subsequent years until the license fee is paid, and were classified as long term liabilities related party as of December 31, 2017. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. Royalties are paid at 33 1/3% of net proceeds with the license fee being a credit against royalties. On January 30, 2018, Level Brands, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as long term liabilities related party as of March 31, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds.

On December 11, 2017, the Company entered into a service agreement with Kure Corp. to facilitate the “Vape Pod” transaction with the modular building systems vendor, SG Blocks, Inc., which is also a customer of our company. Under the terms of this agreement we also agreed to facilitate the introduction to third parties in connection with Kure Corp.'s initiative to establish Vape Pod's at U.S. military base retail locations and advising and aid in site selection for Kure retail stores on military bases and adjoining convenience stores, gas stations, and other similar retail properties utilizing Kure Corp.'s retail Vape Pod concept, among other services. As compensation for this recent agreement, we were issued 400,000 shares of Kure Corp.'s common stock which was valued at $200,000 (see Note 3).

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

Under the terms of the Revolving Line of Credit Loan Agreement, Kure Corp. issued us a $500,000 principal amount secured promissory note, which bears interest at 8% per annum, and which matures on the earlier of one year from the issuance date or when Kure Corp. receives gross proceeds of at least $2,000,000 from the sale of its equity securities. As collateral for the repayment of the loan, pursuant to a Security Agreement we were granted a first position security interest in Kure Corp.'s inventory, accounts and accounts receivable. Our CEO and Chairman is the past Chairman of Kure Corp. and currently a minority shareholder of Kure Corp. Level Brands is also a shareholder of Kure Corp. At March 31, 2018 the outstanding balance due under the agreement was $0 and the revolving line of credit has not been utilized.

On December 21, 2017, the Company entered into a sublease agreement with a related party for office space for its subsidiary BPU. The initial lease period is for six months and then changes to a month to month lease. The space includes office and warehouse space and will cost $3,000 per month.

On January 1, 2018, the Company entered into a consulting agreement with Mr. Craig Brewer, Chairman of Kure Corp., expiring in January 2019, pursuant to which he provides business consulting services to us, with a primary focus on BPU. The agreement may be canceled by either party with a 30 day notice. We have agreed to pay Mr. Brewer a fee of $9,000 per month for his services.

As we engage in providing services to customers, at times we will utilize related parties, typically as a part of our agreement with kathy ireland® Worldwide, to assist in delivery of the services. For the three and six months ended March 31, 2018 we incurred related party cost of sales of approximately $146,000 and $272,000, respectively. We had no related party costs of sales for the three and six months ended March 31, 2017.

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. Our preferred stock does not have any preference, liquidation, or dividend provisions. No shares of preferred stock have been issued.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 8,033,928 and 5,792,261 shares of common stock issued and outstanding at March 31, 2018 and September 30, 2017, respectively.

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

Common stock transactions:

In the three and six months ended March 31, 2018:

On November 17, 2017, the Company completed an IPO of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million.

In November 2017, we issued 6,667 shares of our common stock to an individual as part of a consulting agreement. The shares were valued at $37,002, based on the trading price upon issuance and expensed as contract compensation.

In January 2018, we issued 230,000 shares of our common stock, which were granted as restricted stock awards on October 1, 2016 to board members. The restricted stock awards vested on January 1, 2018. The shares were valued at fair market value upon issuance at $195,500 and amortized over the vesting period and expensed as stock compensation.

In March 2018, we issued 5,000 shares of our common stock to an investor relations firm for services. The shares were valued at $20,000, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending June 2018.

In the three and six months ended March 31, 2017:

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

Stock option transactions:

No options were issued in the three and six months ended March 31, 2018.

In the three and six months ended March 31, 2017:

On October 1, 2016 we granted an aggregate of 14,300 common stock options to two employees. The options vest 16% immediately, 42% January 1, 2017 and 42% January 1, 2018. The options have an exercise price of $7.50 per share and a term of five years. We have recorded an expense for the options of $0 and $53 respectively for the three and six months ended March 31, 2018. We have recorded an expense of $53 and $471 for the three and six months ended March 31, 2017.

On October 1, 2016 we granted an aggregate of 171,500 common stock options to two employees. The options vest ratably through January 1, 2018. The options have an exercise price of $7.50 per share and a term of six years. We have recorded an expense for the options of $0 and $4,802 respectively for the three and six months ended March 31, 2018. We have recorded an expense for the options of $4,802 and $9604 respectively for the three and six months ended March 31, 2017.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the six months ended March 31, 2018 and 2017:

	2018	2017
Exercise price	-	$7.50
Risk free interest rate	-	1.14% - 1.42%
Volatility	-	54.69% - 60.39%
Expected term	-	5 - 7 years
Dividend yield	-	None

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

Warrant transactions:

In the three and six months ended March 31, 2018:

On November 17, 2017 in relation to the IPO, we issued to the selling agent warrants to purchase in aggregate 100,000 shares of common stock with an exercise price of $7.50. The warrants expire on September 27, 2022.

In the three and six months ended March 31, 2017:

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the six months ended March 31, 2018 and 2017:

	2018	2017
Exercise price	$7.50	$7.80
Risk free interest rate	2.06%	1.22% - 1.27%
Volatility	43.12%	52.77% - 54.49%
Expected term	5 years	5 years
Dividend yield	None	None

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

The following table summarizes stock option activity under the Plan:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2017	333,300	5.83
Granted	—	—
Exercised	—	—
Forfeited	20,000	2.00
Outstanding at March 31, 2018	313,300	$6.07	5.18	$—

Exercisable at March 31, 2018	285,800	$6.28	5.12	$—

As of March 31, 2018, there was approximately $23,254 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 5 months.

Restricted Stock Award transactions:

On October 1, 2016 the Company issued 230,000 restricted stock awards in aggregate to board members. The restricted stock awards vested January 1, 2018. The stock awards are valued at fair market upon issuance at $195,500 and amortized over the vesting period. We recognized $0 and $39,101 of stock based compensation expense for the three and six months ended March 31, 2018. We recognized $39,101 and $78,202 of stock based compensation expense for the three and six months ended March 31, 2017. (See Note 10).

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2017	212,176	$6.53
Issued	100,000	7.50
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2018	312,176	$6.84	4.07	$—

Exercisable at March 31, 2018	312,176	$6.84	4.07	$—

The following table summarizes outstanding common stock purchase warrants as of March 31, 2018:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
	312,176	6.84

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

In January 2018, Level Brands, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as long term liabilities related party as of March 31, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds. The license fee paid is credited against any royalties to be paid.

NOTE 14 – SEGMENT INFORMATION

The Company operates through its four subsidiaries in three business segments: the professional products, the licensing, and the entertainment divisions. The professional products division is designed to be an innovative and cutting-edge producer and marketer of quality hair care and other beauty products. The licensing division is designed to establish brands via licensing of select products / categories and encompasses our two subsidiaries with a focus on health and wellness products and men’s lifestyle products. The entertainment division’s focus is to become a producer and marketer of multiple entertainment distribution platforms. The corporate parent also will generate revenue from time to time, through advisory consulting agreements. This revenue is similar to the entertainment divisions’ revenue process and we have allocated revenue from corporate to the entertainment division for segment presentation.

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

Condensed summary segment information follows for the three and six months ended March 31, 2018 and 2017.

Three months ended March 31, 2018:

	Three Months Ended September 30, 2016
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$29,672	$2,781,714	$214,979	$3,026,365
Net Sales related party	$-	$-	$54,545	$54,545
Total Net Sales	$29,672	$2,781,714	$269,524	$3,080,910
Income (loss) from Operations before Overhead	$(267,144)	$2,226,001	$(156,874)	$1,801,983
Allocated Corporate Overhead (a)	1,802	116,311	40,950	159,063
Net Income (Loss)	$(268,946)	$2,109,690	$(197,824)	$1,642,920

Three months ended March 31, 2017:

	Three Months Ended September 30, 2016
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$374,711	$665,000	$100,280	$1,139,991
Net Sales related party	$-	$200,000	$68,550	$268,550
Total Net Sales	$374,711	$865,000	$168,830	$1,408,541
Income (loss) from Operations before Overhead	$(414,739)	$713,389	$(67,344)	$(231,306)
Allocated Corporate Overhead (a)	238,262	208,114	73,134	519,510
Net Income (Loss)	$(653,001)	$505,275	$(140,478)	$(288,204)

Six months ended March 31, 2018:

	Three Months Ended September 30, 2016
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$58,742	$2,818,875	$581,959	$3,459,576
Net Sales related party	$-	$-	$309,090	$309,090
Total Net Sales	$58,742	$2,818,875	$891,049	$3,768,666
Income (loss) from Operations before Overhead	$(627,898)	$1,865,892	$33,602	$1,271,596
Allocated Corporate Overhead (a)	18,770	540,826	333,862	893,458
Net Income (Loss)	$(646,668)	$1,325,066	$(300,260)	$378,138

Assets	$3,990,753	$7,893,823	$3,866,450	$15,751,026

Six months ended March 31, 2017:

	Three Months Ended September 30, 2016
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$574,548	$665,000	$100,280	$1,339,828
Net Sales related party	$-	$200,000	$68,550	$268,550
Total Net Sales	$574,548	$865,000	$168,830	$1,608,378
Income (loss) from Operations before Overhead	$(873,086)	$713,389	$(67,344)	$(227,041)
Allocated Corporate Overhead (a)	422,298	248,895	87,465	758,658
Net Income (Loss)	$(1,295,384)	$464,494	$(154,809)	$(985,699)

Assets	$1,774,933	$1,876,479	$787,254	$4,438,666

(a)
The Company began allocating corporate overhead to the business segments in April 2017. We have allocated overhead on a proforma basis for the three and six months ended March 31, 2018 and 2017 above for comparison purposes.

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

On November 17, 2017, the Company completed an IPO. The Company conducted a preliminary Section 382 analysis and determined an ownership change likely occurred upon the IPO. Management has determined that the Company's federal and state NOL carryovers established up through the date of the ownership change may be subject to an annual limitation. The Company is in the process of determining the annual limitation.

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

NOTE 16 – SUBSEQUENT EVENTS

On April 11, 2018, Level Brands amended its verbal lease agreement and entered into a written lease agreement for office space in the current office location. The Agreement included (1) a discount on rent to $12,000 per month if the full rent was prepaid and (2) a right of return on payments prorated if the landlord exercised an early termination of the lease. The initial lease period is through December 2019 and we made a full prepayment of $240,000.

On April 23, 2018, Level Brands completed its service contract with Kure Corporation, amended the contract amount to $145,455, to reflect the final services that were provided, and received final payment from Kure Corporation.

On April 24, 2018, Level Brands signed a one year agreement with Maxim Group LLC for financial advisory and investment banking services. As compensation the Company issued 60,000 shares of restricted common stock which was valued at $303,000 based on the closing price at April 23, 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the second quarters of fiscal 2018 and fiscal 2017 and the six months then ended and should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2017 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

We operate our business in four business units, including:

Founded in 2017 and first conceptualized by kathy ireland® Worldwide, I'M1 is a men’s lifestyle brand established to capitalize on potentially lucrative licensing and co-branding opportunities with products focused on millennials.

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

"Beauty belongs to everyone"
Beauty & Pin-Ups, our first business unit is a professional hair care line with a social conscience and launched its products in 2015. We offer quality hair care products, including shampoos, conditioners, styling aides and a patented styling tool, through an expanding professional salon distribution network, retailers, online outlets and are expanding into licensing opportunities.

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

We began reporting our revenues by segment during the second quarter of fiscal 2017 following our acquisitions of I'M1 and EE1. We report in three business segments: the licensing, the entertainment and the professional products divisions. The licensing division is comprised of two of our business units focused on establishing licensing contracts in two areas: men’s lifestyle products branded under I’M1 (grooming, personal care, cologne, accessories, jewelry and apparel) and health and wellness related products branded under kathy ireland® Health & Wellness™, which began operations in December 2017. EE1 comprises the entertainment division and it’s focus is to produce and market multiple entertainment distribution platforms as well as engage in brand management services. In addition to revenues generated in each of these segments, the corporate parent also will generate revenue from time to time, through advisory consulting agreements. This revenue is similar to the entertainment divisions’ revenue process and we have allocated revenue from corporate to the entertainment division for segment presentation. The professional products division today is comprised of Beauty and Pin-Ups and is designed to be an innovative and cutting-edge producer and marketer of quality hair care and other beauty products.

Growth Strategies and Outlook

Level Brands has expanded its business operations in fiscal 2017 to include two new divisions through which it now has a committed focus on licensing and branding services as it moves forward. In addition, we added a third new division at the end of fiscal 2017 which began operations in fiscal 2018. This expansion has positioned Level Brands with licensing segments in millennial men’s lifestyle and the health and wellness arena, for women and their families at every age. We believe that Level Brands also has solid capabilities related to brand management services and has seen success in early stages by engaging with several customers.

We believe that in working closely with our Chairman Emeritus and Chief Brand Strategist, Kathy Ireland, the Chair, CEO and Chief Designer of kathy ireland® Worldwide, and leveraging the expertise and talent of the kathy ireland ® Worldwide executive team, we have opportunity to secure strategic licenses and joint venture partnerships for our brands, as well as to continue to grow the portfolio of brands we manage and represent. We are implementing the kathy ireland® Worldwide “blueprint” and utilize the kathy ireland® Worldwide team as we expand our licensing and branding business.

We are pursuing the following strategies to continue to grow our revenues and expand our business and operations during the balance of fiscal 2018 and into fiscal 2019:

●
Increase our base of licensed offerings: We believe that in building a strong brand, we must begin with intellectual property. The development of quality intellectual property (“IP”), is frequently one of the most expensive ongoing costs in a licensing operation. The unique kathy ireland® Worldwide “blueprint” for IP development, allows us economies of scale, which is a foundation for Level Brands to bring virtually unlimited products and services of quality, through the appropriate distribution channels to meet the demands of our targeted customers. With current executed contracts encompassing products in fashion, accessories, beverages, personal care, health care, and spirits, which are already in development or available at brick and mortar stores and online retailers, we believe we have a foundation to continue to build upon for additional offerings. For example, for our I’M1 brand this will include a wide array of lifestyle items for millennial men and for our kathy ireland® Health & Wellness brand this will encompass products and/or services that appeal to Baby Boomers and Millennials. We expect to continue to grow our base of licensed products by:

o
Innovating and identifying market trends through an ongoing effort based on research of products, tracking buying and demand trends and subsequently identifying the right manufacturer for fulfillment, i.e. utilizing cannabidiol (“CBD”) in unique formats under our kathy ireland® Health & Wellness brand under the terms of our license agreement with our client Isodiol International Inc.; and

o
 Identifying new product offerings in response to evolving customer demands in our focused areas, that meet our criteria, and with our branding support could increase our reach to new customers.

●
Cross-sell opportunities: With EE1 continuing to grow its portfolio of brand management customers, we believe we will continue to have opportunities to identify products that fit our criteria for additional licensing opportunities under our Beauty & Pin-Ups, I’M1 or kathy ireland® Health & Wellness brands.

●
EE1 will seek to continue to expand this brand’s offering of entertainment productions (currently providing production services for two television shows and a recording project of a tribute album of Lennon/McCartney classics by GRAMMY award winning artists) as we assess current projects involving television and movies for the best financial opportunity as well as look to expand experiential offerings.

Results of operations

Sales
The following tables provide certain selected consolidated financial information for the periods presented:

Selected Consolidated Financial Data

	Three Months Ended March 31,			Six Months Ended March 31,
	2018	2017	change	2018	2017	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Net sales	$3,026,365	$1,139,991	165.5%	$3,459,576	$1,339,828	158.2%
Net sales related party	54,545	268,550	(79.7) %	309,090	268,550	15.1%
Total net sales	$3,080,910	$1,408,541	119.6%	$3,768,666	$1,608,378	135.1%
Cost of sales	523,821	398,390	31.5%	751,945	561,136	34.0%
Gross profit as a percentage of net sales	83.1%	71.7%	11.4%	80.1%	65.1%	15.0%
Operating expenses	937,123	1,082,650	(13.4) %	2,624,768	1,682,916	55.7%
Operating income (loss)	1,619,966	(72,499)	2334.5%	391,953	(635,674)	161.6%
Net income (loss) attributable to Level Brands, Inc. common shareholders	$1,404,397	$(555,237)	352.9%	$271,469	$(1,189,716)	122.8%

The following table provides information on the contribution of net sales by segment to our total net sales.

	Three Months ended March 31 2018	% of total	Three Months ended March 31 2017	% of total
	(unaudited)		(unaudited)

Licensing division	$2,781,714	90.3%	$765,000	54.3%
Entertainment division	269,524	8.7%	268,830	19.1%
Professional products division	29,672	1.0%	374,711	26.6%
Total net sales	$3,080,910	100%	$1,408,541	100%

	Six Months ended March 31 2018	% of total	Six Months ended March 31 2017	% of total
	(unaudited)		(unaudited)

Licensing division	$2,818,875	74.8%	$765,000	47.6%
Entertainment division	891,049	23.7%	268,830	16.7%
Professional products division	58,742	1.5%	574,548	35.7%
Total net sales	$3,768,666	100%	$1,608,378	100%

With the new operations in 2017 of our three new subsidiaries, I’M1, EE1, and Level H&W, the overall business strategy was expanded to not only include new business lines that generate revenues from new sources (licensing, royalty, and advisory) but also a different approach, in some cases, regarding the type of payments we would accept. We have entered into agreements where we have accepted common stock, options or warrants (an equity position).   This practice has an impact on immediate cash flow and these equities could be subject to adjustment which could result in future period losses. In the three and six months ended March 31, 2018, of our net sales approximately of $3,081,000 and $3,769,000 respectively, we have received compensation in the form of equity positions totaling $2,750,000, and $3,204,500, respectively. In the three and six months ended March 31, 2017, of our net sales approximately of $1,408,000 and $1,608,000, respectively, we received compensation in the form of equity positions totaling $650,000 and $650,000.

Licensing division

The licensing division began operating in January 2017, and enters into various license agreements that can provide revenues based on royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. This division added the Health & Wellness unit in October 2017 with initial revenue being recognized in the three months ended March 31, 2018. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on our consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected on our consolidated balance sheet in deferred license revenue at the time the payment is received.  In regard to revenue for advisory and promotional services provided through a consulting agreement, we record revenue when the services are provided and the customer is invoiced at agreed upon rates and terms in the agreement.

Net sales for the licensing division for the three and six months ended March 31, 2018 increased 221.6% and 225.9% as compared to the three and six months ended March 31, 2017. The large increase is due primarily to the first, and a significant, licensing agreement engaged by the Health & Wellness unit which generated $2,750,000 of revenue in the period ending March 31, 2018. In several of our agreements, for our services we have accepted common stock, options or warrants (an equity position) from our customer. In the three and six months ended March 31, 2018 this division recorded $2,750,000 and $2,750,000, respectively, of revenue which was an equity position as compared to $650,000 for both the three and six months ended March 31, 2017

Entertainment division

The entertainment division began operating in January 2017 and enters into advisory agreements for brand management services as well as agreements to produce entertainment related events, which include production assistance for television and music recording agreements. In regard to sales for advisory and production related services, we record revenue when the services are provided and the customer is invoiced at agreed upon rates and terms in the agreement.  Additional revenue earned at the corporate level for advisory agreements is included in the entertainment division for segment reporting.

Net sales for the entertainment division for the three and six months ended March 31, 2018 increased 59.6% and 427.8% as compared to the three and six months ended March 31, 2017. The increase is due to new engagements for the division. In several of our agreements, for our services we have accepted common stock, options or warrants (an equity position) from our customer. In the three and six months ended March 31, 2018 this division recorded $0 and $454,500, respectively, of revenue which was received as an equity position as compared to $0 for both the three and six months ended March 31, 2017.

Professional products division

Net sales for the professional products division for the three and six months ended March 31, 2018 decreased 92.1% and 89.8% as compared to the three and six months ended March 31, 2017. This decrease is primarily attributable to a strategic decision made at the end of fiscal 2017, to change our distributors as well as also testing other sales channels, including large retail and online channels and adding licensing opportunities, all of which we are still transitioning into. As of the end of March 31, 2018, we have engaged with two retailers and are testing the products in these new channels and have also executed our first two license contracts for this division and expect product rollout in the summer of 2018. We believe these changes will support the product line and sales process better, although no assurance can be given as to when and if our product line will receive more acceptance in the marketplace.

As is customary in the wholesale distribution of hair care and beauty products, we provide our distributors an allowance against the sales price for advertising and distribution, damaged good, product development allowance, and a discount if paid within a prescribed time frame, which is typically 2% if paid within 10 days. These allowances were 15.1% and 57.2%, respectively, of gross sales of our professional products division for the three months ended March 31, 2018 and 2017 and were 26.2% and 55.7% for the six months ended March 31, 2018 and 2017. The higher allowance in the fiscal 2017 periods is related to discounting of hair irons to our old distribution channel in an effort to offer incentives to customers and move historical products as we prepared and launched three new products in fiscal 2017 as well as a rollout of a discounted sample sized product with our entrance into a new sales channel.

Cost of sales

Our cost of sales includes costs associated with distribution, external fill and labor expense, components, and freight for our professional products divisions, and includes labor, third party service providers and amortization for IP for our licensing and entertainment divisions. Our cost of sales as a percentage of net sales was 16.9% and 19.9% in the three and six months ended March 31, 2018, respectively, as compared to 28.3% and 34.9% in the three and six months ended March 31, 2017, respectively. In order to explain the change in cost of sales we must account for the two new divisions (licensing and entertainment) and look at each of our three divisions separately to see the cumulative impact.

In our licensing division, cost of sales was 6.9% and 9.3% of its net sales for the three and six months ended March 31, 2018, respectively, as compared to 11.6% for both the three and six months ended March 31, 2017, respectively. For this current period, we incurred a higher cost of sales as we laid groundwork on social media and production items to increase visibility of our licensed brands, I’M1 and kathy ireland® Health & Wellness™, which we believe will be used in the future to support the brand and future contracts. In addition, we engaged in a significant contract for our kathy ireland® Health & Wellness unit which required significant efforts regarding a marketing campaign and strategy. We expect this division to have a cost of sales between 10% and 20% as the business is structured in a manner that the licensee (our customer) incurs the significant costs and revenues associated with the sale of licensed products. We recognize the associated royalty fees on a net basis. When we are involved in providing advisory services, we allocate the utilized internal resources costs to our cost of sales.

In our entertainment division, cost of sales was 77.2% and 39.2% of its net sales for the three and six months ended March 31, 2018, respectively, as compared to 59.7% for both the three and six months ended March 31, 2017, respectively. The cost of sales for this division will vary based upon the type of projects in which it is involved. For instance, its cost of sales is expected to be less for advisory services, which utilize internal resources, as compared to television production services which require the use of external facilities and personnel, which increases our cost. As a result, our gross margin for the entertainment division will vary from period to period.

 In our professional products division, cost of sales was 408.8% and 238.2% of its net sales for the three and six months ended March 31, 2018, respectively, as compared to 79.4% and 80.1% in the three and six months ended March 31, 2017, respectively. The significant increase in the fiscal 2018 periods on a percentage basis is primarily related to inventory impairments, as a result of net realizable value and excess inventory calculations and a decrease in the actual sales as disclosed above. Cost of sales variances are primarily related to two key factors. First, allowances from this division have varied significantly based on the product line not having wide appeal yet and various advertising and promotional packages have been used to promote the products since initial launch. Second, in fiscal 2017 we moved into an online channel and conducted our first online promotion to create more brand visibility, and with this provided significant discount pricing on a new packaged item specifically for that channel. In addition, we have added two new distributors at the end of fiscal 2017 and although not at the same level as previously, we had promotional packages for these new launches. As we continue to refine our operations, we expect our cost of sales to decrease, thereby increasing our gross profit, as we expect to be able to offer fewer promotional packages and manage the production of our product lines more efficiently by procuring materials used in our process with better pricing as well as having a more effective inventory management control process.

Operating expenses

Our major operating expenses include wages, advertising, travel, rent, professional service fees, and expenses related to industry distribution and trade shows. Our operating expenses were approximately $937,000 and $1,082,000 for the three months ended March 31, 2018 and 2017, a decrease of $145,000 or 13.4%. Specifically, during the three months ended March 31, 2018 as compared to same period in fiscal 2017 our staff related expenses decreased approximately $41,000 as we aligned resources better and our accounting and legal expenses decreased by approximately $99,000 as the IPO process was completed. In addition, during the three months ended March 31, 2018 as compared to the same period in fiscal 2017, expenses related to social media, public relations, advertising and marketing process, tradeshows, and promotions increased approximately $144,000, our travel and entertainment expenses increased approximately $25,000, and our rent expense increased $38,000, and our business insurance increased approximately $55,000. These increases were offset by certain decreases in operating expenses during such period as our professional outside services related to product formulation, design, marketing and tradeshow expenses decreased approximately by $1,000, commissions paid to an outside sales consultant decreased approximately $21,000, stock compensation expense decreased approximately $34,000, interest expense decreased $138,000, as well as we had a decrease of $200,000 of one time start-up expenses for the new divisions.

Our operating expenses were approximately $2,625,000 and $1,683,000 for the six months ended March 31, 2018 and 2017, an increase of $942,000 or 55.9%. Specifically, during the six months ended March 31, 2018 as compared to same period in fiscal 2017 our staff related expenses increased approximately $417,000 and our accounting and legal expenses increased by approximately $90,000. In addition, during the six months ended March 31, 2018 as compared to the same period in fiscal 2017, expenses related to social media, public relations, advertising and marketing process, tradeshows, and promotions increased approximately $446,000, our travel and entertainment expenses increased approximately $48,000, and our rent expense increased $48,000, and our business insurance increased approximately $89,000. These increases were offset by certain decreases in operating expenses during such period as our professional outside services related to product formulation, design, marketing and tradeshow expenses decreased approximately by $49,000, commissions paid to an outside sales consultant decreased approximately $35,000, stock compensation expense decreased approximately $26,000, interest expense decreased $270,000, as well as we had a decrease of $200,000 of one time start-up expenses for the new divisions.

The realignment and change in expenses is directly related to the changes in the Company as it increased from one operating business segment to three and built the infrastructure to support the overall company from a growth perspective as well as completed the process to become a public entity.

Licensing division

Operating expenses in the licensing division were approximately $363,000 and $694,000 for the three and six months ended March 31, 2018, respectively as compared to $151,000 for both the three and six months ended March 31, 2017, an increase of 139.6% and 358.1%, respectively. For fiscal 2017, the licensing division was formed in January 2017 and therefore was only operating for three months of the period.

Operating expenses for the three months ended March 31, 2018 and 2017, respectively, include staff related expenses which were approximately $0 and $42,000, accounting and legal expenses of approximately $6,000 and $7,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $107,000 and $2,000, travel and entertainment expenses of approximately $12,000 and $0, professional outside services of approximately $3,000 and $0, and allocated management fees from corporate of $234,000 and $0. Staff related expenses are now attributed to our cost of sales as we now are 100% allocated to supporting license agreements for clients.

Operating expenses for the six months ended March 31, 2018 and 2017, respectively, include staff related expenses which were approximately $36,000 and $42,000, accounting and legal expenses of approximately $130,000 and $7,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $223,000 and $2,000, travel and entertainment expenses of approximately $16,000 and $0, professional outside services of approximately $3,000 and $0, and allocated management fees from corporate of $284,000 and $0. The overall increase in operating expenses for both the three and six months comparative periods is related to the maturation of the new division and expenses related to its day to day operations growth. We expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

Entertainment division

Operating expenses in the entertainment division were approximately $218,000 and $508,000 for the three and six months ended March 31, 2018, respectively as compared to $135,000 for both the three and six months ended March 31, 2017, an increase of 61.3% and 275.2%, respectively. For fiscal 2017, the entertainment division was formed in January 2017 and therefore was only operating for three months of the period.

Operating expenses for the three months ended March 31, 2018 and 2017, respectively, include staff related expenses which were approximately $0 and $28,000, accounting and legal expenses of approximately $16,000 and $5,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $76,000 and $2,000, travel and entertainment expenses of approximately $6,000 and $0, professional outside services of approximately $3,000 and $0, and allocated management fees from corporate of $117,000 and $0. Staff related expenses are now attributed to our cost of sales as we now are 100% allocated to service delivery for clients.

Operating expenses for the six months ended March 31, 2018 and 2017, respectively, include staff related expenses which were approximately $36,000 and $28,000, accounting and legal expenses of approximately $100,000 and $5,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $184,000 and $2,000, travel and entertainment expenses of approximately $6,000 and $0, professional outside services of approximately $13,000 and $0, and allocated management fees from corporate of $167,000 and $0. The overall increase in operating expenses for both the three and six months comparative periods is related to the maturation of the new division and expenses related to its day to day operations growth. We expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

 Professional products division

Operating expenses in the professional products division were approximately $168,000 and $473,000 for the three and six months ended March 31, 2018, respectively, as compared to $457,000 and $953,000 for the three and six months ended March 31, 2017, a decrease of 64.4% and 52%, respectively.

Operating expenses for the three months ended March 31, 2018 and 2017, respectively, include staff related expenses which were approximately $68,000 and $162,000, accounting and legal expenses of approximately $4,500 and $57,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $2,000 and $99,000, travel and entertainment expenses of approximately $1,000 and $21,000, professional outside services related to product formulation, design, and marketing expenses of approximately $2,000 and $42,000, commissions paid to an outside sales consultant of approximately $2,000 and $27,000, and allocated management fees from corporate of $39,000 and $0 respectively.

Operating expenses for the six months ended March 31, 2018 and 2017, respectively, include staff related expenses which were approximately $181,000 and $303,000, accounting and legal expenses of approximately $39,000 and $153,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $9,500 and $127,000, travel and entertainment expenses of approximately $14,000 and $60,500, professional outside services related to product formulation, design, and marketing expenses of approximately $4,500 and $112,000, commissions paid to an outside sales consultant of approximately $2,000 and $37,000, and allocated management fees from corporate of $79,000 and $0 respectively. We expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

The overall decrease in operating expenses for both the three and six months comparative periods is related to management’s shift to a more structured approach as the strategy for this business unit was reviewed and repositioned to expand beyond a single channel focus.

Corporate overhead

Corporate overhead operating expenses were approximately $571,000 and $1,475,000 for the three and six months ended March 31, 2018, respectively as compared to $304,000 and $411,000 for the three and six months ended March 31, 2017, an increase of 87.6% and 259.3%, respectively.

Corporate operating expenses for the three months ended March 31, 2018 and 2017, respectively, include staff related expenses which were approximately $228,000 and $105,000, accounting and legal expenses of approximately $68,000 and $125,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $63,000 and $0, travel and entertainment expenses of approximately $33,000 and $7,000, professional outside services of approximately $36,000 and $4,000, rent of approximately $59,000 and $8,000, stock compensation expense of $14,000 and $48,000, business insurance expense of approximately $54,000 and $2,000, and interest expense of approximately $0 and $139,000, respectively.

Corporate operating expenses for the six months ended March 31, 2018 and 2017, respectively, include staff related expenses which were approximately $694,000 and $157,000, accounting and legal expenses of approximately $166,000 and $180,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $163,000 and $3,000, travel and entertainment expenses of approximately $80,000 and $8,000, professional outside services of approximately $56,000 and $13,000, rent of approximately $87,000 and $39,000, stock compensation expense of approximately $70,000 and $96,000, business insurance expense of approximately $93,000 and $4,000, and interest expense of approximately $0 and $270,000, respectively.

. The overall increase in corporate operating expenses for both the three and six months comparative periods is related to the maturation of the entire organization and structuring related to its day to day operations.

Interest expense and other non-operating expenses

Our interest expense decreased to $246 and $505 for the three and six months ended March 31, 2018 from $139,000 and $271,000 for the three and six months ended March 31, 2017. The decrease was related to $0 borrowings in the three and six months ended March 31, 2018 under the 8% convertible promissory notes issued and sold in October 2016. The 8% convertible promissory notes were converted to equity as of June 30, 2017.

In some cases, we may, from time to time, enter into contracts where all or a portion of the consideration provided by the customer in exchange for our services and the value of the consideration provided could decline and require an impairment charge to be recorded in non-operating income in the consolidated statement of operations. We did not have any impairments in the three and six months ended March 31, 2018 or 2017.

Other comprehensive income (loss)

The Company values investments in marketable securities at fair value and records a gain or loss at each period, in other comprehensive income, (loss) unless a decline is determined to be other-than-temporary. For the three months ended March 31, 2018 and 2017, we recorded other comprehensive income of $44,500 and $0, respectively. For the six months ended March 31, 2018 and 2017, we recorded other comprehensive loss of $641,077 and $0 respectively.

Net income (loss) and net income (loss) attributable to our common shareholders

Our net income for the three and six months ending March 31, 2018 increased 670% to $1,642,920 and 138% to $378,138, respectively, as compared to a net loss of $288,204 and $985,699 in the three and six months ended March 31, 2017, respectively. At March 31, 2018 and 2017, we owned 100% and 88%, respectively, of the membership interests of Beauty & Pin-Ups and 100% of the membership interest in Level H&W. At March 31, 2018 and 2017 we owned 100% of the voting interests in each of I'M1 and EE1 and 51% membership interest in each of I’M1 and EE1. As such we account for the noncontrolling interest in each of I’M1 and EE1 based on their gains or losses. Based on the noncontrolling interest for these entities, this can have a negative impact on the gains or losses to our shareholders. After allocating a portion of the net gain to the noncontrolling interests in accordance with generally accepted accounting principles, our net income increased 349% and 121% for the three and six months ended March 31, 2018 from the same periods in fiscal 2017.

Liquidity and capital resources

We had cash on hand of $6,711,399 and working capital of $11,960,365 at March 31, 2018 as compared to cash on hand of $284,246 and working capital of $2,170,154 at September 30, 2017. Our current assets increased 229% at March 31, 2018 from September 30, 2017, and is primarily attributable to an increase of cash, marketable and other securities, prepaid expenses, and offset by a decrease in all accounts receivables, note receivable related party, and deferred IPO costs. Our current liabilities decreased 114.4% at March 31, 2018 from September 30, 2017. This decrease is primarily attributable to decreases in accounts payable and accrued expenses which was offset by an increase in deferred revenue. Both the changes in our current assets and current liabilities are also reflective of the further development of our business during the fiscal 2018 and the impact of completion of an initial public offering. In November 2017 we completed an IPO and recorded $954,421 of deferred IPO costs which were directly attributable to the offering and were charged against the gross proceeds of the offering as a reduction of additional paid-in capital. In July 2017 we sold, to a related party, an equity position in a customer that we had received as compensation for services and we received a portion in cash and the balance as a short term note receivable for $275,000.

During the three and six months ending March 31, 2018 we used cash primarily to fund our operations in addition to increases in our marketable and other securities. We offer net 30 day terms and our receivables generally turn approximately every 14 days.

We do not have any commitments for capital expenditures. We have sufficient working capital to fund our operations and to fund our expected growth.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have generated the income to meet this goal, however as we have accepted equity as compensation in many of our engagements, we have not met this goal as cash flow from operations has been a net use of $3,552,831 and $1,283,668 for the first six months of fiscal 2018 and fiscal 2017, respectively.

As described elsewhere herein, from time to time we accept securities from our clients as partial compensation for licensing fees or advisory or business consulting services. As of March 31, 2018, we have inadvertently passed thresholds under Section 3(a)(1)(C) of the Investment Company Act of 1940 under the asset test and revenue test which would indicate we could be deemed to be an inadvertent investment company. Although we do not believe we are engaged in the business of investing, reinvesting or trading in securities, and we do not currently hold ourselves out to the public as being engaged in those activities, these thresholds were exceeded principally as a result of the license agreement entered into with Isodiol International, Inc. As it is not our business model to operate as an investment company, we have taken certain actions to fall within the exemptions available under the Investment Company Act of 1940 within one year, including: (i) we are assessing our current equity holdings of other companies and are putting together a plan to liquidate these positions as we are able to in a timely process, thus reducing our securities held as assets; and (ii) we will limit the amount of equity we accept as compensation for services provided so as to stay under the income threshold as indicated in the Investment Company Act of 1940. In addition, we may seek to modify the terms of existing agreements to limit the issuance of any future equity securities to us if those issuances would prevent us from dropping below the thresholds in Section 3(a)(1)(C) of the Investment Company Act of 1940 within one year.

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

We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity. We will adopt this standard in the first quarter of fiscal 2019 retrospectively with a cumulative adjustment to retained earnings.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our 2017 10-K and our subsequent filings with the SEC which could materially affect our business, financial condition or future results.

We are subject to the risk of possibly becoming an investment company under the Investment Company Act of 1940.

The Investment Company Act of 1940 regulates certain companies that invest in, hold or trade securities. Although we do not believe we are engaged in the business of investing, reinvesting or trading in securities, and we do not currently hold ourselves out to the public as being engaged in those activities, in the past we have accepted securities of our client companies as partial compensation. As a result, and principally related to the compensation paid to us by Isodiol International, Inc. under the terms the license agreement we entered into with it in December 2017, at March 31, 2018 we exceeded the exemptive asset and revenue thresholds under Section 3(a)(1)(C) of Investment Company Act of 1940. Accordingly, we may have become an inadvertent investment company. As it has never been our intent to be an investment company, we have taken certain actions to bring us back under these exemptive thresholds. In addition, we will limit the amount of equity we accept as compensation for services provided so as to say under the income threshold as indicated in the Investment Company Act of 1940. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act of 1940 concerns, or we may avoid otherwise economically desirable transactions due to those concerns. If we are unable to reduce our assets below the exemptive level within one year, or if it were otherwise established that we were an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action by the SEC, that we would be unable to enforce contracts with third parties or that third parties with whom we have contracts could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company. In addition, we would no longer be able to conduct our business as it is presently conducted which would have a material adverse impact on the trading price of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2018 we issued 5,000 shares of our common stock valued at $20,000 as compensation for investor relations services to us. The recipient was a sophisticated or otherwise accredited investor with access to business and financial information on our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided Section 4(a)(2) of that act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.    OTHER INFORMATION.

In February 2017 we entered into a one year advisory agreement with Mr. Nic Mendoza pursuant to which he provide advisory and consulting services to us, including serving as co-Managing Director of EE1, devoting such time to our business as we mutually determine. We agreed to pay him annual monthly compensation of $10,000 under the terms of this agreement. Mr. Mendoza is Vice President of kathy ireland ® Worldwide. In March 2018, we entered into a one year advisory agreement under the same terms as the February 2017 agreement, however the agreement after one year, if not renewed, will automatically extend month to month unless canceled by either party.

 In February 2017, we entered into a one year advisory agreement with Mr. Tommy Meharey pursuant to which he provide advisory and consulting services to us, including serving as co-Managing Director of I’M1, devoting such time to our business as we mutually determine. We agreed to pay him annual monthly compensation of $15,000 under the terms of this agreement. Mr. Meharey is Vice President and a member of the board of directors of kathy ireland ® Worldwide.  In March 2018, we entered into a one year advisory agreement under the same terms as the February 2017 agreement, however the agreement after one year, if not renewed, will automatically extend month to month unless canceled by either party.

In February 2017, we entered into a one year advisory agreement with Mr. Stephen Roseberry pursuant to which he provide advisory and consulting services to us, including serving as co-Managing Director of EE1 and I’M1, devoting such time to our business as we mutually determine. We agreed to pay him annual monthly compensation of $1.00. Mr. Roseberry is President of and a member of the board of directors of kathy ireland ® Worldwide.  In March 2018, we entered into a one year advisory agreement under substantially the same terms as the February 2017 agreement and expanding his responsibilities to include he will also serve as Managing Director of Level H&W , however the agreement after one year, if not renewed, will automatically extend month to month unless canceled by either party.

The forgoing descriptions of the terms and conditions of the advisory agreements with each of Messrs. Mendoza, Meharey and Roseberry are qualified in their entirety by reference to the agreements which are filed as Exhibits 10.69, 10.70 and 10.71, respectively, to this report.

On April 11, 2018, Level Brands amended its verbal lease agreement and entered into a Sublease with 4th Floor Properties LLC for its principal executive offices at the current office location. The initial lease period is through December 31, 2019. Under the terms of the lease agreement, and as an inducement for a significant reduction in the monthly lease amount we prepaid the total amount of the lease payments through the term of the agreement through lump sum payment of $240,000. If the sublessor terminates this Sublease prior to the ending date, it agreed to pay us a refund for each full month prior to the ending date in an amount equal to $12,000 per month (prorated for any partial month). The forgoing description of the terms and conditions of Sublease is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.72 to this report.

ITEM 6.    EXHIBITS.

No.	Description

10.69	Advisory Agreement dated March 8, 2018 by and between Level Brands, Inc. and Nic Mendoza *
10.70	Advisory Agreement dated March 8, 2018 by and between Level Brands, Inc. and Tommy Meharey*
10.71	Advisory Agreement dated March 8, 2018 by and between Level Brands, Inc. and Stephen Roseberry*
10.72	Sublease effective April 11, 2018 by and between 4th Floor Properties, LLC and Level Brands, Inc.*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
———————
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL BRANDS, INC.

May 15, 2018	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Chief Executive Officer, principal executive officer

May 15, 2018	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer