Form 10-Q
period 2018-06-30
Level Brands, Inc.
filed 2018-08-14
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number              001-38299
LEVEL BRANDS, INC.
(Exact Name of Registrant as Specified in its Charter)

North Carolina	47-3414576
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

4521 Sharon Rd, suite 450, Charlotte, NC	28211
Address of Principal Executive Offices	Zip Code

704-445-5800
Registrant’s Telephone Number, Including Area Code

Not  Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
8,118,928 shares of common stock are issued and outstanding as of August 09, 2018

TABLE OF CONTENTS

		Page
		No

	PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	34
34
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	44

ITEM 4.	Controls and Procedures.	44

	PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.	45

ITEM 1A.	Risk Factors.	45

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	45

ITEM 3.	Defaults Upon Senior Securities.	45

ITEM 4.	Mine Safety Disclosures.	45

ITEM 5.	Other Information.	46

ITEM 6.	Exhibits.	46

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms Level Brands,” “we,” “us, “our” and similar terms refer to Level Brands, Inc., a North Carolina corporation formerly known as Level Beauty Group, Inc., and our subsidiaries Beauty and Pinups, LLC, a North Carolina limited liability company which we refer to as “BPU”, I | M 1, LLC, a California limited liability company, which we refer to as “I’M1”, Encore Endeavor 1 LLC, a California limited liability company which we refer to as “EE1” and Level H&W, LLC, a North Carolina limited liability company, which we refer to as “Level H&W”. In addition, “fiscal 2017" refers to the year ended September 30, 2017, "fiscal 2018" refers to the year ending September 30, 2018, "third quarter of 2017" refers to the three months ended June 30, 2017 and "third quarter of 2018" refers to the three months ended June 30, 2018.

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
●
our history on reliance on sales from a limited number of customers, including related parties;
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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the Securities and Exchange Commission on December 26, 2017 (the "2017 10-K") as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 AND SEPTEMBER 30, 2017

	(Unaudited)
	June 30,	September 30,
	2018	2017
Assets

Current assets:
Cash and cash equivalents	$5,423,862	$284,246
Accounts receivable	186,864	141,462
Accounts receivable - related party	1,350,000	712,325
Accounts receivable other	1,376,443	12,440
Accounts receivable other – related party	-	236,364
Marketable securities	1,321,196	-
Investment - other securities	1,159,112	859,112
Note receivable – related party	161,573	276,375
Inventory	475,733	588,197
Deferred initial public offering costs	-	497,735
Prepaid advisory agreements, director fees, and rent	750,790	-
Prepaid expenses and other current assets	315,582	85,420
Total current assets	12,521,155	3,693,676

Other assets:
Property and equipment, net	39,123	135,476
Long term note receivable	450,000	-
Intangible assets, net	3,460,006	3,240,287
Total other assets	3,949,129	3,375,763

Total assets	$16,470,284	$7,069,439

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 AND SEPTEMBER 30, 2017
(continued)

Liabilities and shareholders' (deficit) equity

Current liabilities:
Accounts payable	$163,042	$397,601
Accounts payable - related party	529,779	67,879
Deferred revenue	163,333	41,417
Accrued expenses	25,591	123,823
Accrued expenses - related party	320,000	892,805
Total current liabilities	1,201,745	1,523,525

Long term liabilities
Long term liabilities - related party	-	360,000
Other long term liability	8,004	-
Deferred tax liability	43,000	37,000
Total long term liabilities	51,004	397,000

Total liabilities	1,252,749	1,920,525

Level Brands, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
8,118,928 and 5,792,261 shares issued and outstanding, respectively	8,119	5,792
Additional paid in capital	21,509,688	10,463,480
Accumulated other comprehensive income (loss)	(1,923,304)	-
Accumulated deficit	(5,779,879)	(6,257,421)
Total Level Brands, Inc. shareholders' equity	13,814,624	4,211,851
Non-controlling interest	1,402,911	937,063
Total shareholders' equity (deficit)	15,217,535	5,148,914

Total liabilities and shareholders' equity (deficit)	$16,470,284	$7,069,439

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Sales	$1,851,116	$1,353,590	$5,440,653	$3,416,862
Sales - related party	1,350,000	514,000	1,550,000	782,550
Total Gross Sales	3,201,116	1,867,590	6,990,653	4,199,412
Allowances	(2,686)	(80,581)	(23,558)	(804,025)
Net sales	1,848,430	1,273,009	5,417,095	2,612,837
Net sales - related party	1,350,000	514,000	1,550,000	782,550
Total Net Sales	3,198,430	1,787,009	6,967,095	3,395,387
Cost of sales	1,106,706	261,420	1,858,651	822,556

Gross Profit	2,091,724	1,525,589	5,108,444	2,572,831

Operating expenses	1,464,239	853,670	4,089,006	2,536,586
Income (Loss) from operations	627,485	671,919	1,019,438	36,245
Debt conversion expense	-	(446,250)	-	(446,250)
Other than temporary impairment on marketable securities	-	(175,000)	-	(175,000)
Gain (Loss) on disposal of property and equipment	-	-	(69,311)	-
Interest expense	(232)	(229,220)	(737)	(500,353)
Income (Loss) before provision for income taxes	627,253	(178,551)	949,390	(1,085,358)

Benefit (Provision) for income taxes	(62,000)	36,642	(6,000)	(42,250)
Net Income (Loss)	565,253	(141,909)	943,390	(1,127,608)
Net Gain (Loss) attributable to noncontrolling interest	359,179	68,781	465,848	272,798

Net Income (Loss) attributable to Level Brands, Inc. common shareholders	$206,074	$(210,690)	$477,542	$(1,400,406)

Net Income (Loss) per share:
Basic	$0.03	$(0.04)	$0.06	$(0.34)
Diluted	$0.03	$-	$0.06	$-

Weighted average number of shares Basic:	8,075,341	4,686,947	7,406,114	4,128,541
Weighted average number of shares Diluted:	8,092,931	-	7,428,504	-

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net Income (Loss)	$565,253	$(141,909)	$943,390	$(1,127,608)
Other Comprehensive Income:
Net Unrealized Gain (Loss) on Marketable Securities, net of tax	(1,326,727)	-	(1,923,304)	-
Comprehensive Income (Loss)	(761,474)	(141,909)	(979,914)	(1,127,608)

Comprehensive Income (loss) attributable to non-controlling interest	359,179	68,781	465,848	272,798
Comprehensive Income (Loss) attributable to Level Brands, Inc. common shareholders	$(1,120,653)	$(210,690)	$(1,445,762)	$(1,400,406)

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017
(unaudited)

	Nine Months Ended June 30,	Nine Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$943,390	$(1,127,608)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Stock based compensation	386,719	40,453
Restricted stock expense	39,100	117,300
Amortization of debt discounts	-	5,159
Issuance of stock / warrants for service	478,002	592,666
Amortization of debt issue costs	-	305,800
Depreciation and amortization	169,788	42,151
Inventory impairment	102,124	-
Loss on sale of property and equipment	69,311	4,000
Other-than-temporary impairment on marketable securities	-	175,000
Common stock issued as charitable contribution	-	17,000
Debt conversion expense	-	446,250
Marketable and Investment Other Securities	-	(1,562,000)
Non-cash consideration received for services	(3,404,502)	-
Changes in operating assets and liabilities:
Accounts receivable	(45,402)	(154,745)
Accounts receivable – related party	(637,675)	(114,000)
Other accounts receivable	(1,204,003)	-
Other accounts receivable – related party	236,364	-
Note receivable	(450,000)
Note receivable – related party	114,802	-
Inventory	10,340	(109,661)
Prepaid expenses and other current assets	(980,952)	67,434
Accounts payable and accrued expenses	(324,785)	(397,298)
Accounts payable and accrued expenses – related party	(470,905)	(39,725)
Interest Payable	-	184,889
Deferred revenue	121,916	47,333
Deferred tax liability	6,000	42,250
Cash used by operating activities	(4,840,368)	(1,417,352)

Cash flows from investing activities:
Purchase of investment other securities	(300,000)	-
Purchase of intangible assets	(360,000)	-
Purchase of property and equipment	(2,465)	(15,018)
Cash used by investing activities	(662,465)	(15,018)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,927,535	201,450
Proceeds from convertible note	-	2,125,000
Distributions paid to members’ of EE1	-	(59,551)
Distribution income	-	30,363
Debt issuance costs	-	(200,800)
Repayment of line of credit	-	(300,000)
Deferred issuance costs	(285,086)	-
Cash provided by financing activities	10,642,449	1,796,462
Net increase (decrease) in cash	5,139,616	364,092
Cash and cash equivalents, beginning of period	284,246	34,258
Cash and cash equivalents, end of period	$5,423,862	$398,350

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017
(unaudited) (continued)

Supplemental Disclosures of Cash Flow Information:

	Nine Months ended June 30,	Nine Months Ended June 30,
	2018	2017

Cash Payments for:
Interest expense	$505	$5,210

Non-cash financial activities:

Warrants issued to IPO selling agent	$171,600	$-
Equity investment exchange to be issued in the future	160,000	-
Common stock issued to purchase membership interest – I’M1	-	971,667
Common stock issued to purchase membership interest – EE1	-	471,667
Common stock issued for services	-	592,666
Warrants issued with convertible notes	-	5,159
Noncontrolling interest transfer	-	856,547
Equity issued to purchase membership interest in subsidiary	-	242,000
Strike price adjustment on placement agent warrants		31,505
Common stock issued for warrant exercise		85,950
Fixed asset write off	-	7,000
Common stock issued for conversion of Line of Credit	-	773,177
Common stock issued for conversion of promissory notes	-	2,252,500

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

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

Encore Endeavor 1, LLC (“EE1”) was formed in California in March 2016. EE1 Holdings, LLC, a California limited liability company, (“EE1 Holdings") was the initial member of EE1. In January 2017, we acquired all of the Class A voting membership interests in EE1 from EE1 Holdings in exchange for 283,000 shares of our common stock, which represents 51% of the interest in EE1. EE1 Holdings continues to own the Class B non-voting membership interests of EE1. EE1 is a brand management company and producer and marketer of multiple entertainment distribution platforms under the EE1 brand.

Level H&W, LLC (“Level H&W”) was formed in North Carolina in October 2017 and began operations in fiscal 2018; we own 100% interest in Level H&W. The Company signed an agreement with kathy ireland® Worldwide to retain exclusive rights to the intellectual property and other rights in connection with kathy ireland® Health & Wellness™ and its associated trademarks and tradenames. Level H&W focuses on establishing licensing arrangements under the kathy ireland® Health & Wellness™ brand. The agreement initially was a seven year agreement with a three year option to extend by the Company. The Company agreed to pay $840,000 over the license term of seven years, of which $480,000 was paid by January 1, 2018, and $120,000 is to be paid on January 1 of subsequent years until paid in full. The Company will pay kathy ireland® Worldwide 33 1/3% of net proceeds we receive under any sublicense agreements we may enter into for this intellectual property as royalties, with credit being applied for any payments made toward the $840,000.

In January 2018, the Company, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds. The Company capitalized the cost into intangibles and is amortizing them over the term of the licensing agreement.

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

Use of Estimates

The preparation of the Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of investments other securities, marketable securities, common stock, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2017, management determined an accounts receivable allowance of $50,000 was appropriate due to possible uncollectability. We did not have an allowance of as of June 30, 2018.

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

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expense as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for show booths and equipment, three years for manufacturer’s molds and plates, three years for computer, furniture and equipment, and three years for software. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statement of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, finite lived intangibles are reviewed annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

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

Revenue Recognition

The Company's policy in relation to product sales is to recognize revenue when persuasive evidence of an arrangement exists, shipping has occurred, or service obligations have been satisfied, the sales price is fixed or determinable and collection is probable. The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping. Net sales are comprised of gross revenues less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Although the Company does not have a formal return policy, from time to time the Company will allow customers to return certain products.  A business decision related to customer returns is made by the Company and is performed on a case-by-case basis. We record returns as a reduction in sales and based on whether we dispose of the returned product, adjust inventory and record expense as appropriate. There were no allowances for sales returns at the three and nine months ended June 30, 2018.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $443,000 and $155,000 in advertising and related marketing and promotional costs included in operating expenses during the three months ended June 30, 2018 and 2017, respectively. The Company incurred approximately $1,036,000 and $297,000 in advertising and related marketing and promotional costs included in operating expenses during the nine months ended June 30, 2018 and 2017, respectively.

Shipping and Handling Fees and Costs

All fees billed to customers for shipping and handling are classified as a component of sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.

Income Taxes

The Parent Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. Prior to April 2017, BPU was a multi-member limited liability company that was treated as a partnership for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of BPU was included in the tax return of the Parent Company. Beginning in April 2017, the Parent Company acquired the remaining interests in BPU. As a result of the acquisition, BPU became a disregarded entity for tax purposes and its entire share of taxable income or loss was included in the tax return of the Parent Company. Level H&W is a wholly owned subsidiary and is a disregarded entity for tax purposes and its entire share of taxable income or loss is included in the tax return of the Parent Company. IM1 and EE1 are multi-member limited liability companies that are treated as partnerships for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of IM1 and EE1 are included in the tax return of the Parent Company.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of June 30, 2018 and 2017, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $5,055,085 uninsured balance at June 30, 2018 and a $4,728 uninsured balance at September 30, 2017.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company had sales to three customers that collectively represented approximately 89% and 80% of total net sales for the three and nine months ended June 30, 2018, respectively. The aggregate accounts receivable of such customer represented approximately 83% of the Company’s total accounts receivable and a long term note receivable at June 30, 2018. The Company had two and four customers, respectively, whose revenue collectively represented approximately 80% and 81% of the Company’s net sales for the three and nine months ended June 30, 2017, respectively.

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

Stock-Based Compensation

We account for our stock compensation under the ASC 718-10-30, “Compensation - Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

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

Net Income (Loss) Per Share

The Company uses ASC 260-10, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. The Company computes basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

At the three and nine months ended June 30, 2017, 697,476 potential shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

New Accounting Standards

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. Level Brands will adopt this standard in the first quarter of fiscal 2019 retrospectively with a cumulative adjustment to retained earnings. The Company in in process of reviewing all contracts to determine if there is any impact in implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

NOTE 2 – ACQUISITIONS

In March 2015 Level Brands formed BPU, a North Carolina limited liability company, and contributed $250,000 in exchange for its member interest. In April 2015 BPU entered into a Contribution Agreement with Beauty & Pinups, Inc., a New York corporation ("BPUNY"), and two members. Under the terms of the Contribution Agreement, BPUNY and its founder contributed the business and certain assets, including the trademark “Beauty & Pin Ups” and its variants, certain other intellectual property and certain inventory to BPU in exchange for a (i) 22% membership interest for two members, and (ii) $150,000 in cash. At closing we assumed $277,500 of BPUNY's accounts payable to its product vendor, which bore interest at 6% annually. The payable was paid off in April 2016. The fair value of the noncontrolling membership interest issued was based on the value of the initial contribution of $250,000 made by Level Brands. The total consideration paid was allocated to the net assets acquired based on relative fair values of those net assets as of the transaction date, in accordance with the Fair Value Measurement topic of the FASB ASC 820. The fair value is comprised of the cash, accounts payable acquired, non-controlling interest, intangibles, and a minimal amount of inventory, all in aggregate valued at $486,760.

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

As of April 2017, the Company received 2,500,000 shares of common stock, of an OTC-quoted company under the terms of its agreement for services to the OTC-quoted company, which was valued at $650,000 based on the trading price on the OTC Markets on the day of issuance, which was $0.26 per share. The shares were restricted as indicated under Securities Act of 1933 and may not be resold without registration under the Securities Act of 1933 or an exemption therefrom. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange.

As of June 30, 2017, the trading price on the OTC Markets was $0.03 and the Company had exchanged the 2,500,000 shares of common stock with the issuer for 65 shares of preferred stock. The 65 shares of preferred stock issued were each convertible using the lesser of either $0.26 per share or the 30 day trading average, that would provide a number of shares equal to the value of $10,000 per share. The Company classified the preferred stock as Level 3 for fair value measurement purposes as there were no observable inputs. The preferred shares also contained a put option for the holder for the stated value per share. The Company determined that the value of the preferred shares was $475,000, which was an approximation of fair market value. On July 31, 2017 the Company sold the preferred shares to a related party for $475,000; $200,000 in cash and a short term note receivable for $275,000 due July 31, 2018, which had a balance of $161,573 at June 30, 2018 and was subsequently amended with a payoff date of December 31, 2018. As a result, the Company recorded an other-than-temporary impairment on securities for the year ended September 30, 2017 of $175,000 in the consolidated statement of operations.

 On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, Level Brands, and also distributed shares valued at $223,440 to its non-controlling interests. In August 2017, the Company also provided referral services for kathy Ireland® Worldwide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. The Company assessed the common stock and determined there was not an impairment for the period ended June 30, 2018.

On September 19, 2017, I’M1 and EE1 in aggregate exercised a warrant for 56,552 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $56,552, which was based on all 2017 financing transactions of the customer set at $1.00 per share, with the most recent third party transaction in August 2017. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including financial projections provided by the issuer and conversations with the issuer management regarding the Company’s recent results and future plans and the Company’s financing transactions over the past twelve months. The Company assessed the common stock and determined there was not an impairment for the period ended June 30, 2018.

In November 2017, the Company completed services in relation to an agreement with SG Blocks, Inc. (NASDAQ: SGBX). As payment for these services, SG Blocks issued 50,000 shares of its common stock to Level Brands. The customer is a publicly traded entity and the stock was valued based on the trading price at the day the services were determined delivered, which was $5.09 per share for an aggregate value of $254,500. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange. The common stock is held as available for sale, and at March 31, 2018 and June 30, 2018 respectively, the shares were $4.61 and $5.20 per share, and we have recorded $29,500 and $5,500 as other comprehensive income (loss) on the Company consolidated financial statements for the three and nine months ended June 30, 2018. The Company assessed the common stock and determined there was not an indication of an other-than-temporary impairment.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp, a related party. As payment for these services, Kure Corp issued 400,000 shares of its stock to Level Brands. The customer was a private entity and the stock was valued at $200,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. In addition, in December 2017, the Company engaged and completed advisory services in relation to an additional agreement with Kure Corp, for services related to their “vape-pod” strategy. As payment for these services, Kure Corp issued an additional 400,000 shares of its stock to Level Brands which the Company received in January 2018. These shares were also valued at $200,000. The Company had classified this common stock, cumulative value of $400,000, as Level 3 for fair value measurement purposes as there were no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. On April 30, 2018, Kure Corp. merged with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company. In the merger agreement, each share of Kure was valued at $1.00 as the initial value and is to be exchanged for shares of Isodiol in three issuances as follows: 1) 30% of the initial value issued on May 1, 2018, the balance of shares issued based on earn out goals as 2) 50% of the initial value to be issued on January 31, 2019 on a prorata basis based on sales and using the prior 10 day volume weighted average price of Isodiol shares and 3) 20% of the initial value to be issued on January 31, 2020 on a prorata basis based on sales and using the prior 10 day volume weighted average price of Isodiol shares. We recorded the first issuance of 380,952 shares based on a trading price on April 30, 2018 of $0.63 per share valued at $240,000 as a Level 1 for fair value measurement purposes as the stock is actively traded on an exchange. We also removed the value of the Kure equity of $400,000 from our Level 3 investments as part of the exchange described above. As the full value of the Kure equity will not be received until the future issuances based on the above earn out goals, we have recorded an accounts receivable other of $160,000 as of June 30, 2018. The Company has assessed the other accounts receivable and determined there is no indication that we will not receive the full amount. The common stock is held as available for sale, and at June 30, 2018, the shares were $0.36 per share, and we recorded $(102,857) as other comprehensive income (loss) on the Company consolidated financial statements for the three and nine months ended June 30, 2018. The Company also assessed the common stock and determined there was not an indication of an other-than-temporary impairment.

On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from a current customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The customer is a private entity. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. As of June 30, 2018, the Company has determined there is no impairment on the value of the shares of stock.

On December 30, 2017 Level Brands entered into an Agreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. The agreement required the Company to create a global branding and marketing campaign, which includes a joint strategy to develop Isodiol’s brand and products, an influencer program, and a social and traditional media strategy. As payment for these services, Isodiol agreed to pay $2,000,000 and issued 1,679,321 shares of its common stock to Level Brands, based on the trading price on the day of the agreement, which was $1.1909 per share. These shares were issued on January 22, 2018. In addition, the Company will provide ongoing quarterly support of the campaign which includes two branded videos each quarter, Ms. Ireland’s direct involvement in meetings or conferences once each quarter, and ongoing social media support by Ms. Ireland and Level Brands, all the services valued at $750,000 per quarter. This amount will be paid through issuance of Isodiol stock and the number of shares issued will be determined based on the trading value of Isodiol stock on the last day of each quarter. Isodiol made the $750,000 payment for quarterly services for March 31, 2018 through the issuance of shares of common stock. The common stock is held as available for sale, and at March 31, 2018 and June 30, 2018, the shares were $0.85 and $0.36 per share, and we recorded $(1,253,370) and $(1,825,947) as other comprehensive income (loss) on the Company consolidated financial statements for the three and nine months ended June 30, 2018. The Company assessed the common stock and based on conversations with the company regarding its recent acquisitions, position in the CBD market, current financing events, and overall strategy, determined there was not an indication of an other-than-temporary impairment.

The table below summarizes the assets valued at fair value as of June 30, 2018:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2018

Marketable securities	$1,321,196	-	$-	$1,321,196
Investment other securities	-	-	$1,159,112	$1,159,112

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2017	$-	$-	$859,112	$859,112
Receipt of equity investment upon completion of contract	$254,500	$-	$-	$254,500
Receipt of equity investment upon completion of contract	$-	$-	$200,000	$200,000
Purchase of preferred shares, convertible into common stock	$-	$-	$300,000	$300,000
Change in value of equity, other comprehensive income	$44,500	$-	$-	$44,500
Balance at December 31, 2017	$299,000	$-	$1,359,112	$1,658,112
Receipt of equity investment upon completion of services	$-	$-	$200,000	$200,000
Receipt of equity investment upon completion of services	$2,000,000	$-	$-	$2,000,000
Change in value of equity, other comprehensive income	$(641,077)	$-	$-	$(641,077)
Balance at March 31, 2018	$1,657,923	$-	$1,559,112	$3,217,035
Receipt of equity investment upon completion of services	$750,000	$-	$-	$750,000
Exchange of equity via owner merger into public company	$240,000	$-	$(400,000)	$(160,000)
Change in value of equity, other comprehensive income	$(1,326,727)	$-	$-	$(1,326,727)
Balance at June 30, 2018	$1,321,196	$-	$1,159,112	$2,480,308

NOTE 4 – INVENTORY

Inventory at June 30, 2018 and September 30, 2017 consists of the following:

	June 30,	September 30,
	2018	2017
Finished goods	$265,555	$375,459
Inventory components	210,178	212,738
Total	$475,733	$588,197

In the nine months ended June 30, 2018, the Company determined that inventory was impaired by approximately $102,000. During the year ended September 30, 2017, the Company determined that inventory was impaired by approximately $67,000. Impairment charges were recorded within operating expenses for the respective periods.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2018 and September 30, 2017 consist of the following:

	June 30,	September 30,
	2018	2017
Computers and equipment	$39,926	$37,261
Show booth and equipment	49,123	171,986
Manufacturers’ molds and plates	34,200	34,200
	123,249	243,447
Less accumulated depreciation	(84,126)	(107,971)
Net property and equipment	$39,123	$135,476

Depreciation expense related to property and equipment was $8,443 and $14,520 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense related to property and equipment was $30,757 and $42,151 for the nine months ended June 30, 2018 and 2017, respectively. During the nine months ended June 30, 2017 we recorded a one-time loss of $69,311 on the disposal of a show booth that is no longer in use.

NOTE 6 – INTANGIBLE ASSETS

On April 13, 2015, BPU acquired from BPUNY certain assets, including the trademark "Beauty & Pin Ups" and its variants and certain other intellectual property and assumed $277,500 of BPUNY's accounts payable to its product vendor, which was paid off in April 2016. We continue to transition this business by exploring retail sales channels as we are in test cycles with two large retailers and in discussion with others, are expanding our online sales channel and have engaged licensing opportunities with our first two licenses under BPU, and based on this activity the company has determined that it is not more likely than not that these assets are impaired.

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

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725. In addition, the Company agreed to pay $65,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Chef Andre," "Andre Carthen," ACafe" or "Fit Chef" and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $11,073 and $33,219 for the three and nine months ended June 30, 2018, respectively.

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750. In addition, the Company agreed to pay $40,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Jardin," "Nicholas Walker," "Nicholas Walker Jardin," "Nicholas Walker Garden Party," "Cultivated by Nicholas Walker," and "Jardin Du Jour," and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $6,237 and $18,712 for the three and nine months ended June 30, 2018, respectively.

In September 2017, the Company entered into an exclusive seven year license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 was due in equal installments on January 1 of subsequent years until the license fee is paid, and were classified as long term liabilities related party as of December 31, 2017. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. In January 2018, the Company amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000, on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as an accrued expense to related party as of June 30, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds.

Intangible assets as of June 30, 2018 and September 30, 2017 consisted of the following:

	June 30,	September 30,
	2018	2017
Trademark and other intellectual property related to BPU	$486,760	$486,760
Trademark and other intellectual property related to I’M1	971,667	971,667
Trademark and other intellectual property related to EE1	471,667	471,667
Trademark, tradename and other intellectual property related to kathy ireland®Health & Wellness™, net	1,102,903	830,000
Cash, warrants and stock issued related to the Wholesale license agreement with Chef Andre Carthen, net	273,151	307,146
Cash, warrants and stock issued related to the Wholesale license agreement with Nicholas Walker, net	153,858	173,047
Total	$3,460,006	$3,240,287

The Company has three definite lived intangible assets, which have seven or ten year lives.

Future amortization schedule:

Intangible	Total unamortized cost	2018	2019	2020	2021	2022	thereafter
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness™	$1,102,903	$32,903	$120,000	$120,000	$120,000	$120,000	$590,000
Cash, warrant and stock issued related to the Wholesale license agreement with Chef Andre Carthen	$273,151	$11,074	$44,294	$44,294	$44,294	$44,294	$84,901
Cash, warrant and stock issued related to the Wholesale license agreement with Nicholas Walker	$153,858	$6,237	$24,950	$24,950	$24,950	$24,950	$47,821

The Company performs an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the guidance in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred and the Company evaluates the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company has performed a qualitative and quantitative analysis and for the years ended September 30, 2017 and 2016 there has been no impairment. The Company has determined that no event or circumstances indicate likeliness of an impairment as of June 30, 2018.

The Company performs an impairment analysis at August 1 annually on the definite lived intangible assets following the guidance in ASC 360-10-35-21. We first assess if there is an indicator of possible impairment such as change in the use of the asset, market price changes in the asset, or other events that impact the value of the asset. If an indicator is present we then perform a quantitative analysis to determine if the carrying amount of the asset is recoverable. This is done by comparing the total undiscounted future cash flows of the long-lived asset to its carrying amount. If the total undiscounted future cash flows exceed the carrying amount of the asset, the carrying amount is deemed recoverable and an impairment is not recorded. If the carrying amount of a long-lived asset is deemed to be unrecoverable, an impairment loss needs to be estimated.

In order to calculate the impairment loss, the Fair Value of the asset must be determined. Fair Value referenced here is determined using the guidance in FASB ASC Topic 820. After assessing indicators for impairment, the Company determined that a quantitative analysis was not needed as of June 30, 2018.

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

The Company accounted for the initial issuance of these Notes in accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”.  The Black-Scholes value of the warrants, $5,159, associated with the issuance was recorded as a discount to debt and was amortized into interest expense. In addition, the issuance of the Notes and warrants were assessed and did not contain an embedded beneficial conversion feature as the effective conversion price was not less than the relative fair value of the instrument. We also had fees of $200,800 associated with the financing, which was recorded as a debt discount and is being amortized over the term of the Notes. We have recorded no interest expense related to these amounts for the three and nine months ended June 30, 2018.

The outstanding balances due under the Notes was $0 at both June 30, 2018 and September 30, 2017.

NOTE 8 – LINE OF CREDIT

In August 2015, we entered into a one year $1,000,000 revolving line of credit agreement with LBGLOC, LLC, a related party. Under the terms of the agreement, we agreed to pay interest on any amounts available for advance at the rate of 10% per annum. We granted LBGLOC, LLC a blanket security agreement on our assets as collateral for amounts advanced under the credit line. As additional consideration for granting the credit line, we issued the lender 16,000 shares of common stock, valued at $32,000 and was recorded as a debt discount and amortized over the term of the note.

The agreement was renewed for an additional one year period on September 1, 2016. As additional consideration for renewing the credit line, we issued the lender 14,000 shares of common stock, which was valued at $105,000 based on the most recent equity financing in February 2016, and was recorded as a debt discount and was being amortized over the term of the note.

On June 6, 2017, pursuant to an agreement dated May 15, 2017, the lender converted the outstanding principal balance of the line of credit in the amount of $593,797, together with the accrued interest of $179,380 for a total payoff amount of $773,177 into common shares of the Company at a price of $3.95 per share. The Company recorded a loss on extinguishment of $8,750 which was recorded as interest expense in the consolidated statement of operations. In this transaction, the Company issued 195,740 shares of common stock.

The outstanding balances due under the agreements were $0 at both June 30, 2018 and September 30, 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

In November 2016 we issued 20,000 shares of our common stock valued at $17,000 to Best Buddies International as a charitable contribution. Best Buddies International is an affiliate of a member of our board of directors.

On January 1, 2017, we entered into a sublease agreement for office space with Kure Corp. The lease is for one year and the space was to be used by our subsidiary BPU. A shareholder of Kure Corp. was Stone Street Capital, LLC, an affiliate of our CEO and Chairman and our CEO and Chairman was the past Chairman of Kure Corp. and is also a shareholder of Kure Corp. This sublease ended on January 1, 2018.

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

Effective June 30, 2017, the lenders converted the $2,125,000 principal amount of convertible promissory notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. One note holder, Stone Street Partners Opportunity Fund II LLC is an affiliate of our CEO and Chairman and received a total of 26,836 shares.

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

In July 2017, the Company entered into subscription agreements for 133,000 shares of common stock with two accredited investors in a private placement, which resulted in gross proceeds of $525,350 to the Company. The accredited investors Stone Street Partners LLC and Stone Street Partners Opportunity Fund II LLC were affiliates of our CEO and Chairman.

On July 31, 2017, the Company sold preferred shares it had received from a customer as payment for services to a related party. The preferred shares were originally valued as marketable securities at $650,000 and were sold for $475,000, an approximation of fair market value, which was paid $200,000 in cash and a short term note of $275,000 at 3% interest, which is included in note receivable related party as of June 30, 2018 and September 30, 2017. The short term note was extended on August 1, 2018, and the outstanding principal of $155,400 at 5% interest is due December 31, 2018. The Company recorded an impairment of $175,000 for the year ended September 30, 2017 (see Note 3).

On August 1, 2017, the Company entered into an additional advisory agreement with Kure Corp., in which the Company would act as an advisor regarding business strategy involving (1) conversion of Kure franchises into company stores, (2) conversion of Kure Corp. debt and preferred shares into common share of Kure Corp. and (3) preparation steps required and a strategy to position for a possible Reg A+ offering. The services are to be delivered in two phases, the first deliverables of items 1 and 2 above were delivered by September 30, 2017 and 3 is to be delivered by June 30, 2018. The Company was paid $200,000 in Kure Corp. stock for the first deliverables and was paid $145,500 in cash for the second deliverable.

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

In September 2017, the Company entered into an exclusive seven year wholesale license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 are due in equal installments on January 1 of subsequent years until the license fee is paid, and were classified as long term liabilities related party as of December 31, 2017. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. Royalties are paid at 33 1/3% of net proceeds with the license fee being a credit against royalties. On January 30, 2018, Level Brands, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as an accrued expense related party as of June 30, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds.

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

On December 11, 2017 Level Brands also entered into a Revolving Line of Credit Loan Agreement with Kure Corp., pursuant to which we agreed to lend Kure Corp. up to $500,000 to be used for the purchase of prefabricated intermodal container building systems. This credit line was provided in connection with Kure Corp.'s recent Master Purchase Agreement with SG Blocks, Inc. for the purchase of 100 repurposed shipping containers for its Kure Vape Pod™ initiative. Under the terms of the Revolving Line of Credit Loan Agreement, Kure Corp. issued us a $500,000 principal amount secured promissory note, which bears interest at 8% per annum, and which matures on the earlier of one year from the issuance date or when Kure Corp. receives gross proceeds of at least $2,000,000 from the sale of its equity securities. As collateral for the repayment of the loan, pursuant to a Security Agreement we were granted a first position security interest in Kure Corp.'s inventory, accounts and accounts receivable. Our CEO and Chairman is the past Chairman of Kure Corp. and currently a minority shareholder of Kure Corp. Level Brands is also a shareholder of Kure Corp. The Revolving Line of Credit has never been utilized and on June 6, 2018, the agreement was terminated.

On December 21, 2017, the Company entered into a sublease agreement with a related party for office space for its subsidiary BPU. The initial lease period is for six months and then changes to a month to month lease. The space includes office and warehouse space and will cost $3,000 per month.

On January 1, 2018, the Company entered into a consulting agreement with Mr. Craig Brewer, Chairman of Kure Corp., expiring in January 2019, pursuant to which he provides business consulting services to us, with a primary focus on BPU. The agreement may be canceled by either party with a 30 day notice. We have agreed to pay Mr. Brewer a fee of $9,000 per month for his services. This agreement ended on April 30, 2018.

In June 2018, per our agreement with kathy ireland® Worldwide, the company earned a referral fee of $150,000 for facilitating a business opportunity which led to a new license agreement for kathy ireland® Worldwide. The Company is to receive 50% of all royalty revenue earned ongoing via the new business contract.

In April 2018 through June 2018, EE1 engaged in five separate statements of work for various marketing campaigns, production processes, and documentary related services for Sandbox LLC. Under the terms of the agreements, EE1 will be paid in the range of $200,000 to $250,000 for each statement of work, from Sandbox LLC. Sandbox LLC is an affiliate of a member of our board of directors.

As we engage in providing services to customers, at times we will utilize related parties, typically as a part of our agreement with kathy ireland® Worldwide, to assist in delivery of the services. For the three and nine months ended June 30, 2018 we incurred related party cost of sales of approximately $745,000 and $1,228,000, respectively. We had approximately $5,000 and $42,000, related party cost of sales respectively for the three and nine months ended June 30, 2017.

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. Our preferred stock does not have any preference, liquidation, or dividend provisions. No shares of preferred stock have been issued.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 8,118,928 and 5,792,261 shares of common stock issued and outstanding at June 30, 2018 and September 30, 2017, respectively.

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

Common stock transactions:

In the three and nine months ended June 30, 2018:

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

In May 2018, we issued 60,000 shares of our common stock to an investment banking firm for general financial advisory and investment banking services. The shares were valued at $303,000, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending April 2019.

In June 2018, we issued 25,000 shares of our common stock to a broker dealer for business advisory services. The shares were valued at $118,000, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending December 2019.

In the three and nine months ended June 30, 2017:

Per terms in the Operating Agreement of BPU, the Company can redeem the 10% membership interest of Sigan Industries Group (“Sigan”) for $110,000 at any time before April 13, 2017. On October 14, 2016, Sigan entered into an agreement with the Company to transfer their 10% member interest for 129,412 shares of the Company’s common stock.

In October 2016 we issued 38,358 shares of our stock to six individuals and entities upon the cashless exercise of 70,067 placement agents warrants previously granted to a broker-dealer and its affiliates.

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

On June 6, 2017, pursuant to an agreement dated May 15, 2017, the lender converted the outstanding line of credit principal balance of $593,797, together with the accrued interest of $179,380 for a total conversion amount of $773,177 into common shares of the Company at a price of $3.95 per share. In this transaction, the Company issued 195,740 shares of common stock.

Effective June 30, 2017, the lenders converted the $2,125,000 principal amount of convertible promissory notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. In this transaction, the Company issued 570,254 shares of common stock.

On June 30, 2017, the Company entered into subscription agreements for 77,000 shares of common stock with two accredited investors in a private placement, which resulted in gross proceeds of $304,150 to the Company. In this transaction, $102,700 was received subsequent to June 30, 2017.

On June 30, 2017, the Company entered into an agreement with an investor relations firm and as part of the compensation issued 5,000 shares of the Company’s common stock for services to be delivered through an IPO and no later than September 30, 2017. The shares were issued July 5, 2017 and valued at $19,750.

Stock option transactions:

In the three and nine months ended June 30, 2018.

On May 14, 2018 we granted an aggregate of 50,000 common stock options to an employee. The options vest 50% November 14, 2018 and 50% May 14, 2019. The options have an exercise price of $5.27 per share and a term of seven years. We have recorded an expense for the options of $38,950 for the three and nine months ended June 30, 2018.

On May 29, 2018 we granted an aggregate of 150,000 common stock options to an employee. The options vest 50% immediately and 50% January 1, 2019. The options have an exercise price of $4.78 per share and a term of ten years. We have recorded an expense for the options of $302,750 for the three and nine months ended June 30, 2018.

In the three and nine months ended June 30, 2017:

On October 1, 2016 we granted an aggregate of 14,300 common stock options to two employees. The options vest 16% immediately, 42% January 1, 2017 and 42% January 1, 2018. The options have an exercise price of $7.50 per share and a term of five years. We have recorded an expense for the options of $0 and $53, respectively, for the three and nine months ended June 30, 2018. We have recorded an expense of $53 and $524 for the three and nine months ended June 30, 2017.

On October 1, 2016 we granted an aggregate of 171,500 common stock options to two employees. The options vest ratably through January 1, 2018. The options have an exercise price of $7.50 per share and a term of six years. We have recorded an expense for the options of $0 and $4,802, respectively, for the three and nine months ended June 30, 2018. We have recorded an expense for the options of $4,802 and $14,406, respectively, for the three and nine months ended June 30, 2017.

On May 1, 2017 we granted an aggregate of 100,000 common stock options to one employee. The options vest 50% immediately and 50% on January 1, 2018. The options have an exercise price of $4.00 per share and a term of seven years. We have recorded an expense for the options of $0 and $4,031, respectively, for the three and nine months ended June 30, 2018. We have recorded an expense for the options of $13,438 and $13,438, respectively, for the three and nine months ended June 30, 2017.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the nine months ended June 30, 2018 and 2017:

	2018	2017
Exercise price	$4.78 – $5.27	$4.00 - $7.50
Risk free interest rate	2.77% - 2.96%	1.14% - 2.13%
Volatility	57.76% - 64.74% %	54.69% - 60.39
Expected term	7 – 10 years	5 - 7 years
Dividend yield	None	None

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

Warrant transactions:

In the three and nine months ended June 30, 2018:

On November 17, 2017 in relation to the IPO, we issued to the selling agent warrants to purchase in aggregate 100,000 shares of common stock with an exercise price of $7.50. The warrants expire on October 27, 2022.

In the three and nine months ended June 30, 2017:

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the nine months ended June 30, 2018 and 2017:

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

The following table summarizes stock option activity under the Plan:

	Number ofshares	Weighted-average exerciseprice	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2017	333,300	5.83
Granted	200,000	4.90
Exercised	—	—
Forfeited	98,650	6.38
Outstanding at June 30, 2018	434,650	$5.27	6.98	$—

Exercisable at June 30, 2018	282,150	$5.53	6.35	$—

As of June 30, 2018, there was approximately $342,401 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 10 months.

Restricted Stock Award transactions:

On October 1, 2016 the Company issued 230,000 restricted stock awards in aggregate to board members. The restricted stock awards vested January 1, 2018. The stock awards are valued at fair market upon issuance at $195,500 and amortized over the vesting period. We recognized $0 and $39,100 of stock based compensation expense for the three and nine months ended June 30, 2018. We recognized $39,100 and $117,300 of stock based compensation expense for the three and nine months ended June 30, 2017. (See Note 10).

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsicvalue (inthousands)
Outstanding at September 30, 2017	212,176	$6.53
Issued	100,000	7.50
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2018	312,176	$6.84	3.80	$—

Exercisable at June 30, 2018	312,176	$6.84	3.80	$—

The following table summarizes outstanding common stock purchase warrants as of June 30, 2018:

	Number of shares	Weighted- average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
	312,176	6.84

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

In January 2018, Level Brands, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as accrued expense to related party as of June 30, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds. The license fee paid is credited against any royalties to be paid.

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

Condensed summary segment information follows for the three and nine months ended June 30, 2018 and 2017.

Three months ended June 30, 2018:
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$27,205	$1,629,835	$191,390	$1,848,430
Net Sales related party	$-	$-	$1,350,000	$1,350,000
Total Net Sales	$27,205	$1,629,835	$1,541,390	$3,198,430
Income (loss) from Operations before Overhead	$(123,394)	$1,001,079	$346,540	$1,224,225
Allocated Corporate Overhead (a)	5,605	335,795	317,572	658,972
Net Income (Loss)	$(128,999)	$665,284	$28,968	$565,253

Three months ended June 30, 2017:
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$291,342	$470,667	$511,000	$1,273,009
Net Sales related party	$-	$400,000	$114,000	$514,000
Total Net Sales	$291,342	$870,667	$625,000	$1,787,009
Income (loss) from Operations before Overhead	$(399,304)	$41,573	$248,497	$(109,234)
Allocated Corporate Overhead (a)	6,507	15,233	10,935	32,675
Net Income (Loss)	$(405,811)	$26,340	$237,562	$(141,909)

Nine months ended June 30, 2018:
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$85,945	$4,248,711	$1,082,439	$5,417,095
Net Sales related party	$-	$200,000	$1,350,000	$1,550,000
Total Net Sales	$85,945	$4,448,711	$2,432,439	$6,967,095
Income (loss) from Operations before Overhead	$(751,293)	$2,866,972	$380,143	$2,495,822
Allocated Corporate Overhead (a)	19,151	991,277	542,004	1,552,432
Net Income (Loss)	$(770,444)	$1,875,695	$(161,861)	$943,390

Assets	$3,669,414	$7,737,134	$5,063,736	$16,470,284

Nine months ended June 30, 2017:
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$865,890	$1,135,667	$611,280	$2,612,837
Net Sales related party	$-	$600,000	$182,550	$782,550
Total Net Sales	$865,890	$1,735,667	$793,830	$3,395,387
Income (loss) from Operations before Overhead	$(1,272,383)	$754,962	$181,153	$(336,268)
Allocated Corporate Overhead (a)	201,807	404,520	185,013	791,340
Net Income (Loss)	$(1,474,190)	$350,442	$(3,860)	$1,127,608)

Assets	$1,974,553	$1,995,279	$1,138,129	$5,107,961

(a)
The Company began allocating corporate overhead to the business segments in April 2017. We have allocated overhead on a proforma basis for the three and nine months ended June 30, 2018 and 2017 above for comparison purposes.

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

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. As a result of the enactment, the U.S. corporate tax rate was changed from a progressive bracketed tax rate with the highest marginal rate of 35% to a flat corporate tax rate of 21%. The Company has revalued its deferred tax assets and liabilities at the date of enactment and the result was a reduction of the net deferred tax liability and a tax provision benefit of $12,000 which is reflected in the nine months ending June 30, 2018 financial statements.

NOTE 16 – SUBSEQUENT EVENTS

On August 1, 2018, the Company extended the term of its original note receivable of $275,000 with a related party. The outstanding principal of $155,400 as of July 31, 2018, with 5% interest is due by December 31, 2018.

On July 1, 2018, the Company entered into a marketing and consulting agreement and as partial compensation issued 5,000 shares of its common stock, The shares were valued at $18,500, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending June 2019.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the third quarters of fiscal 2018 and fiscal 2017 and the nine months then ended should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2017 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Growth Strategies and Outlook

Level Brands expanded its business operations in fiscal 2017 to include two new divisions through which it now has a committed focus on licensing and branding services. In addition, we added a third division at the end of fiscal 2017 which began operations in fiscal 2018. This expansion has positioned Level Brands with licensing segments in millennial men’s lifestyle and the health and wellness arena, for women and their families at every age. We believe that Level Brands also has solid capabilities related to brand management services and has seen success in early stages by engaging with several customers.

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

Results of operations

Sales

The following tables provide certain selected consolidated financial information for the periods presented:

Selected Consolidated Financial Data

	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	2017	change	2018	2017	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Net sales	$1,848,430	$1,273,009	45.2%	$5,417,095	$2,612,837	107.3%
Net sales related party	1,350,000	514,000	162.6%	1,550,000	782,550	98.1%
Total net sales	$3,198,430	$1,787,009	78.9%	$6,967,095	$3,395,387	105.2%
Cost of sales	1,106,706	261,420	323.3%	1,858,651	822,556	125.9%
Gross profit as a percentage of net sales	65.4%	85.4%	(20.0)%	73.3%	75.8%	(2.5)%
Operating expenses	1,464,239	853,670	71.5%	4,089,006	2,536,586	61.2%
Operating income (loss)	627,485	671,919	(12.2)%	1,019,438	36,245	2712.6%
Net income (loss) attributable to Level Brands, Inc. common shareholders	$206,074	$(210,690)	197.8%	$477,542	$(1,400,406)	134.1%

The following table provides information on the contribution of net sales by segment to our total net sales.

	Three Months ended June 30 2018	% of total	Three Months ended June 30 2017	% of total
	(unaudited)		(unaudited)

Licensing division	$1,629,835	50.9%	$870,667	48.7%
Entertainment division	1,541,390	48.2%	625,000	35.0%
Professional products division	27,205	0.9%	291,342	16.3%
Total net sales	$3,198,430	100%	$1,787,009	100%

	Nine Months ended June 30 2018	% of total	Nine Months ended June 30 2017	% of total
	(unaudited)		(unaudited)

Licensing division	$4,448,711	63.9%	$1,735,667	51.1%
Entertainment division	2,432,439	34.9%	793,830	23.4%
Professional products division	85,945	1.2%	865,890	25.5%
Total net sales	$6,967,095	100%	$3,395,387	100%

With the new operations in 2017 of our three new subsidiaries, I’M1, EE1, and Level H&W, the overall business strategy was expanded to not only include new business lines that generate revenues from new sources (licensing, royalty, and advisory) but also a different approach, in some cases, regarding the type of payments we would accept. We have entered into agreements where we have accepted common stock, options or warrants (an equity position).   This practice has an impact on immediate cash flow and these equities could be subject to fair value adjustment which could result in future period losses. In the three and nine months ended June 30, 2018, of our net sales approximately of $3,198,000 and $6,967,000 respectively, we have received compensation in the form of equity positions totaling $1,150,000, and $4,154,500, respectively. In the three and nine months ended June 30, 2017, of our net sales approximately of $1,787,000 and $3,395,000, respectively, we received compensation in the form of equity positions totaling $912,000 and $1,562,000.

Licensing division

The licensing division began operating in January 2017 and enters into various license agreements that can provide revenues based on royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. This division added the Health & Wellness unit in October 2017 with initial revenue being recognized in the three months ended March 31, 2018. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on our consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected on our consolidated balance sheet in deferred license revenue at the time the payment is received.  In regard to revenue for advisory and promotional services provided through a consulting agreement, we record revenue when the services are provided and the customer is invoiced at agreed upon rates and terms in the agreement.

Net sales for the licensing division for the three and nine months ended June 30, 2018 increased 87.2% and 156.3% as compared to the three and nine months ended June 30, 2017. The large increase is due primarily to two significant licensing agreements engaged by the Health & Wellness unit which generated approximately $1,600,000 and $4,356,000 of revenue in the three and nine months ended June 30, 2018, respectively. In the three and nine months ended June 30, 2018 this division recorded $1,150,000 and $3,900,000, respectively, of revenue which was an equity position as compared to $456,000 and $1,106,000 for the three and nine months ended June 30, 2017, respectively.

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

Net sales for the entertainment division for the three and nine months ended June 30, 2018 increased 146.6% and 206.4% as compared to the three and nine months ended June 30, 2017. The increase is due to new engagements for the division. In the three and nine months ended June 30, 2018 this division recorded $0 and $454,500, respectively, of revenue which was received as an equity position as compared to $456,000 for both the three and nine months ended June 30, 2017.

Professional products division

Net sales for the professional products division for the three and nine months ended June 30, 2018 decreased 90.7% and 90.1% as compared to the three and nine months ended June 30, 2017. This decrease is primarily attributable to a strategic decision made at the end of fiscal 2017, to change our distributors as well as also testing other sales channels, including large retail and online channels and adding licensing opportunities, all of which we are still transitioning into. As of the end of June 30, 2018, we have engaged with two retailers and are testing the products in these new channels and have also executed our first two license contracts for this division and expect product rollout to begin in the summer of 2018. We believe these changes will support the product line and sales process better, although no assurance can be given as to when and if our product line will receive more acceptance in the marketplace.

As is customary in the wholesale distribution of hair care and beauty products, we provide our distributors an allowance against the sales price for advertising and distribution, damaged good, product development allowance, and a discount if paid within a prescribed time frame, which is typically 2% if paid within 10 days. These allowances were 9.0% and 21.7%, respectively, of gross sales of our professional products division for the three months ended June 30, 2018 and 2017 and were 21.5% and 48.5% for the nine months ended June 30, 2018 and 2017. The higher allowance in the fiscal 2017 periods is related to discounting of hair irons to our old distribution channel in an effort to offer incentives to customers and move historical products as we prepared and launched three new products in fiscal 2017 as well as a rollout of a discounted sample sized product with our entrance into a new sales channel.

Cost of sales

Our cost of sales includes costs associated with distribution, external fill and labor expense, components, and freight for our professional products divisions, and includes labor, third party service providers and amortization for IP for our licensing and entertainment divisions. Our cost of sales as a percentage of net sales was 34.6% and 26.7% in the three and nine months ended June 30, 2018, respectively, as compared to 14.6% and 24.2% in the three and nine months ended June 30, 2017, respectively. In order to explain the change in cost of sales we must account for the two new divisions (licensing and entertainment) and look at each of our three divisions separately to see the cumulative impact.

In our licensing division, cost of sales was 11.0% and 9.9% of its net sales for the three and nine months ended June 30, 2018, respectively, as compared to 3.5% and 7.5% for the three and nine months ended June 30, 2017, respectively. For the current periods, we incurred a higher cost of sales as the business is maturing and we laid groundwork on social media and production items to increase visibility of our licensed brands, I’M1 and kathy ireland® Health & Wellness™, which we believe will be used in the future to support the brand and future contracts as well as the amortization of our IP for this division. In addition, we engaged in a significant contract for our kathy ireland® Health & Wellness unit which required significant efforts regarding a marketing campaign and strategy. We expect this division to have a cost of sales between 10% and 20% as the business is structured in a manner such that the licensee (our customer) incurs the significant costs and revenues associated with the sale of licensed products. We recognize the associated royalty fees on a net basis. When we are involved in providing advisory services, we allocate the utilized internal resources costs to our cost of sales.

In our entertainment division, cost of sales was 58.9% and 51.7% of its net sales for the three and nine months ended June 30, 2018, respectively, as compared to 5.9% and 17.4% for the three and nine months ended June 30, 2017, respectively. The cost of sales for this division will vary based upon the type of projects in which it is involved. For instance, its cost of sales is expected to be less for advisory services, which utilize internal resources, as compared to television production services which require the use of external facilities and personnel, which increases our cost. As a result, our gross margin for the entertainment division will vary from period to period, however we expect our cost of sales to be between 45% and 58% based on the mix of projects we target.

In our professional products division, cost of sales was 70.2% and 185.0% of its net sales for the three and nine months ended June 30, 2018, respectively, as compared to 66.7% and 75.6% in the three and nine months ended June 30, 2017, respectively. The significant increase in the fiscal 2018 periods on a percentage basis is primarily related to inventory impairments, as a result of net realizable value and excess inventory calculations and a decrease in the actual sales as disclosed above. Cost of sales variances are primarily related to two key factors. First, allowances from this division have varied significantly based on the product line not having wide appeal yet and various advertising and promotional packages have been used to promote the products since initial launch. Second, in fiscal 2017 we moved into an online channel and conducted our first online promotion to create more brand visibility, and with this provided significant discount pricing on a new packaged item designed specifically for that channel. In addition, we have added two new distributors at the end of fiscal 2017 and although not at the same level as previously, we had promotional packages for these new launches. As we continue to refine our operations and assess our overall business strategy, we are assessing ways to decrease our cost of sales.

Operating expenses

Our major operating expenses include wages, advertising, travel, rent, professional service fees, and expenses related to industry distribution and trade shows. Our operating expenses were approximately $1,464,000 and $854,000 for the three months ended June 30, 2018 and 2017, an increase of $610,000 or 71.5%. The operating expenses also included non-cash expenses for stock compensation and depreciation of approximately $364,000 and $76,000 for the three months ended June 30, 2018 and 2017, respectively. Specifically, during the three months ended June 30, 2018 as compared to same period in fiscal 2017 our outside services related to investor relations, transfer agent, other public company support entities increased by approximately $47,000, expenses related to social media, public relations, advertising and marketing process, tradeshows, and promotions increased approximately $288,000, our rent expense increased $36,000, our charitable contributions increased approximately $12,000, our stock compensation expense increased approximately $294,000, and our business insurance increased approximately $52,000. These increases were offset by certain decreases in operating expenses during such period as our staff related expenses decreased approximately $21,000, our accounting and legal expenses decreased by approximately $13,000 as the IPO process was completed, and our travel and entertainment expenses decreased approximately $35,000.

Our operating expenses were approximately $4,089,000 and $2,536,000 for the nine months ended June 30, 2018 and 2017, an increase of $1,553,000 or 61.2%. The operating expenses also included non-cash expenses for stock compensation and depreciation of approximately $456,000 and $204,000 for the nine months ended June 30, 2018 and 2017, respectively. Specifically, during the nine months ended June 30, 2018 as compared to same period in fiscal 2017 our staff related expenses increased approximately $408,000 and our accounting and legal expenses increased by approximately $77,000. In addition, during the nine months ended June 30, 2018 as compared to the same period in fiscal 2017, expenses related to social media, public relations, advertising and marketing process, tradeshows, and promotions increased approximately $739,000, our travel and entertainment expenses increased approximately $13,000, and our rent expense increased $84,000, our charitable contributions increased approximately $56,000, our stock compensation expense increased $268,000, and our business insurance increased approximately $142,000. These increases were offset by certain decreases in operating expenses during such period as our commissions paid to an outside sales consultant decreased approximately $37,000, as well as we had a decrease of $200,000 of one time start-up expenses for the new divisions.

The realignment and change in expenses is directly related to the changes in the Company as it increased from one operating business segment to three and built the infrastructure to support the overall company from a growth perspective as well as completed the process to become a public entity.

Licensing division

Operating expenses in the licensing division were approximately $450,000 and $1,145,000 for the three and nine months ended June 30, 2018, respectively, as compared to $624,000 and $776,000 for the three and nine months ended June 30, 2017, a decrease of 27.8% and an increase of 47.6%, respectively. For fiscal 2017, the licensing division was formed in January 2017 and therefore was only operating for six months of the period. In addition, for the periods ending June 30, 2017, we had referral fees of $528,000 paid to our corporate entity for two large contracts.

Operating expenses for the three months ended June 30, 2018 and 2017, respectively, include staff related expenses which were approximately $0 and $15,000, accounting and legal expenses of approximately $0 and $17,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $154,000 and $11,000, travel and entertainment expenses of approximately $2,000 and $7,000, professional outside services of approximately $3,000 and $0, and allocated management fees from corporate of $290,000 and $45,000. Staff related expenses are now attributed to our cost of sales as we now are 100% allocated to supporting license agreements for clients.

Operating expenses for the nine months ended June 30, 2018 and 2017, respectively, include staff related expenses which were approximately $36,000 and $57,000, accounting and legal expenses of approximately $130,000 and $25,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $326,000 and $13,000, travel and entertainment expenses of approximately $18,000 and $7,000, professional outside services of approximately $6,000 and $0, and allocated management fees from corporate of $574,000 and $45,000. The overall change in operating expenses for both the three and nine months comparative periods is related to the maturation of the new division and expenses related to its day to day operations growth. We expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

Entertainment division

Operating expenses in the entertainment division were approximately $287,000 and $795,000 for the three and nine months ended June 30, 2018, respectively, as compared to $339,000 and $475,000 for the three and nine months ended June 30, 2017, a decrease of 15.5% and an increase of 67.4%, respectively. For fiscal 2017, the entertainment division was formed in January 2017 and therefore was only operating for six months of the period. In addition, for the periods ending June 30, 2017, we had referral fees of $228,000 paid to our corporate entity for one large contract.

Operating expenses for the three months ended June 30, 2018 and 2017, respectively, include staff related expenses which were approximately $0 and $30,000, accounting and legal expenses of approximately $8,000 and $14,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $118,000 and $21,000, travel and entertainment expenses of approximately $2,000 and $0, professional outside services of approximately $3,000 and $0, and allocated management fees from corporate of $145,000 and $45,000. Staff related expenses are now attributed to our cost of sales as we now are 100% allocated to service delivery for clients.

Operating expenses for the nine months ended June 30, 2018 and 2017, respectively, include staff related expenses which were approximately $36,000 and $58,000, accounting and legal expenses of approximately $108,000 and $19,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $302,000 and $23,000, travel and entertainment expenses of approximately $8,000 and $0, professional outside services of approximately $16,000 and $0, and allocated management fees from corporate of $312,000 and $45,000. The overall change in operating expenses for both the three and nine months comparative periods is related to the maturation of the new division and expenses related to its day to day operations growth. We expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

 Professional products division

Operating expenses in the professional products division were approximately $126,000 and $583,000 for the three and nine months ended June 30, 2018, respectively, as compared to $483,000 and $1,436,000 for the three and nine months ended June 30, 2017, a decrease of 73.9% and 59.4%, respectively.

Operating expenses for the three months ended June 30, 2018 and 2017, respectively, include staff related expenses which were approximately $21,000 and $125,000, accounting and legal expenses of approximately $0 and $23,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $31,000 and $123,000, travel and entertainment expenses of approximately $0 and $46,000, professional outside services related to product formulation, design, and marketing expenses of approximately $1,000 and $20,000, commissions paid to an outside sales consultant of approximately $0 and $1,200, and allocated management fees from corporate of $48,000 and $45,000, respectively.

Operating expenses for the nine months ended June 30, 2018 and 2017, respectively, include staff related expenses which were approximately $214,000 and $428,000, accounting and legal expenses of approximately $39,000 and $176,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $54,000 and $257,000, travel and entertainment expenses of approximately $14,000 and $107,000, professional outside services related to product formulation, design, and marketing expenses of approximately $5,000 and $133,000, commissions paid to an outside sales consultant of approximately $2,000 and $38,000, and allocated management fees from corporate of $128,000 and $45,000, respectively. We expect to continue to allocate corporate management fees to this division in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to this division. The corporate charges eliminate upon consolidation of our financial statements.

The overall decrease in operating expenses for both the three and nine months comparative periods is related to management’s shift to a more structured approach as the strategy for this business unit was reviewed and repositioned to expand beyond a single channel focus.

Corporate overhead

Corporate overhead operating expenses were approximately $1,080,000 and $2,556,000 for the three and nine months ended June 30, 2018, respectively, as compared to $284,000 and $695,000 for the three and nine months ended June 30, 2017, an increase of 280.7% and 268.0%, respectively.

Corporate operating expenses for the three months ended June 30, 2018 and 2017, respectively, include staff related expenses which were approximately $220,000 and $93,000, accounting and legal expenses of approximately $93,000 and $61,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $139,000 and $0, travel and entertainment expenses of approximately $19,000 and $4,000, professional outside services of approximately $98,000 and $38,000, rent of approximately $67,000 and $12,000, a non-cash stock compensation expense of $356,000 and $61,000, and business insurance expense of approximately $52,000 and $2,000.

Corporate operating expenses for the nine months ended June 30, 2018 and 2017, respectively, include staff related expenses which were approximately $915,000 and $250,000, accounting and legal expenses of approximately $259,000 and $241,000, expenses related to social media, public relations, advertising, marketing, promotions and tradeshow of approximately $303,000 and $3,000, travel and entertainment expenses of approximately $99,000 and $12,000, professional outside services of approximately $155,000 and $52,000, rent of approximately $154,000 and $52,000, a non-cash stock compensation expense of approximately $426,000 and $158,000, and business insurance expense of approximately $146,000 and $5,000.

The overall increase in corporate operating expenses for both the three and nine months comparative periods is related to the maturation of the entire organization and structuring related to its day to day operations.

Interest expense and other non-operating expenses

Our interest expense decreased to $232 and $737 for the three and nine months ended June 30, 2018 from approximately $229,000 and $500,000 for the three and nine months ended June 30, 2017. The decrease was related to $0 borrowings in the three and nine months ended June 30, 2018 under the 8% convertible promissory notes issued and sold in October 2016. The 8% convertible promissory notes were converted to equity as of June 30, 2017.

In the three months ended June 30, 2017, we converted the $2,125,000 principal amount of 8% Convertible Promissory Notes and all accrued interest of $127,500 into our common shares, and we accounted for a conversion inducement in accordance with ASC 470-20 on the conversion price reduction from $5.00 to $3.95 per share and recorded a non-cash debt conversion expense of $446,250 at June 30, 2017. This is a one-time non-cash charge. We also sold marketable securities we had received from a customer for services. In this transaction, we determined that an other-than-temporary impairment on securities of $175,000 occurred and recorded the loss in the consolidated statement of operations as of June 30, 2017.

In some cases, we may, from time to time, enter into contracts where all or a portion of the consideration provided by the customer in exchange for our services and the value of the consideration provided could decline and require an impairment charge to be recorded in non-operating income in the consolidated statement of operations. We did not have any impairments in the three and nine months ended June 30, 2018 or 2017.

Other comprehensive income (loss)

The Company values investments in marketable securities at fair value and records a gain or loss at each period, in other comprehensive income (loss) unless a decline is determined to be other-than-temporary. For the three months ended June 30, 2018 and 2017, we recorded other comprehensive income (loss) of $(1,326,727) and $0, respectively. For the nine months ended June 30, 2018 and 2017, we recorded other comprehensive income (loss) of $(1,923,304) and $0, respectively.

Net income (loss) and net income (loss) attributable to our common shareholders

Our net income for the three and nine months ending June 30, 2018 increased 498.3% to $565,253 and 183.6% to $943,390, respectively, as compared to a net loss of $141,909 and $1,127,608 in the three and nine months ended June 30, 2017, respectively. At June 30, 2018 and 2017, we owned 100% of the membership interest of Beauty & Pin-Ups and 100% of the membership interest in Level H&W. At June 30, 2018 and 2017 we owned 100% of the voting interests in each of I'M1 and EE1 and 51% membership interest in each of I’M1 and EE1. As such we account for the noncontrolling interest in each of I’M1 and EE1 based on their gains or losses. Based on the noncontrolling interest for these entities, this can have a negative impact on the gains or losses to our shareholders. After allocating a portion of the net gain to the noncontrolling interests in accordance with generally accepted accounting principles, our net income increased approximately 198% and 134% for the three and nine months ended June 30, 2018 from the same periods in fiscal 2017.

Liquidity and capital resources

We had cash on hand of $5,423,862 and working capital of $11,319,410 at June 30, 2018 as compared to cash on hand of $284,246 and working capital of $2,170,154 at September 30, 2017. Our current assets increased 238.9% at June 30, 2018 from September 30, 2017, and is primarily attributable to an increase of cash, all accounts receivables, marketable and other securities, prepaid expenses, and offset by a decrease in note receivable related party, inventory, and deferred IPO costs. Our current liabilities decreased 21.1% at June 30, 2018 from September 30, 2017. This decrease is primarily attributable to decreases in accrued expenses which was offset by an increase in accounts payable and deferred revenue. Both the changes in our current assets and current liabilities are also reflective of the further development of our business during fiscal 2018 and the impact of completion of an initial public offering. In November 2017 we completed an IPO and recorded $954,421 of deferred IPO costs which were directly attributable to the offering and were charged against the gross proceeds of the offering as a reduction of additional paid-in capital. In July 2017 we sold, to a related party, an equity position in a customer that we had received as compensation for services and we received a portion in cash and the balance as a short term note receivable for $275,000. As of June 30, 2018, the note balance is $161,573.

During the three and nine months ending June 30, 2018 we used cash primarily to fund our operations in addition to increases in our marketable and other securities. We offer net 30 day terms and our receivables generally turn approximately every 16 days.

We do not have any commitments for capital expenditures. We have sufficient working capital to fund our operations and to fund our expected growth.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have generated the income to meet this goal, however as we have accepted equity as compensation in many of our engagements, we have not met this goal as cash flow from operations has been a net use of $4,840,368 and $1,417,352 for the first nine months of fiscal 2018 and fiscal 2017, respectively.

Related Parties

As described in Note 9 to our consolidated financial statements appearing elsewhere in this report, we have engaged in a significant number of related party transactions. As indicated previously, we are a party to multiple agreements with kathy ireland® Worldwide, its principals and its affiliates, therefore as the companies work together on various opportunities, we at times have leveraged the kathy ireland® Worldwide enterprise to assist with delivery and in some cases to engage through them with customers. Due to the significance of these transactions we have reported transactions with related parties within the consolidated financial statements as well as within the notes to the consolidated financial statements. In addition, our CEO is an affiliate of a company who is a customer of ours and who continues to conduct ongoing business with us, the customer was acquired by a non-related public entity and as of April 30, 2018 is not considered a related party. These transactions also are reported as sales with related parties (see Note 9 Related Party Transactions in the consolidated financial statements for more information).

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

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

The Investment Company Act of 1940 regulates certain companies that invest in, hold or trade securities. Although we do not believe we are engaged in the business of investing, reinvesting or trading in securities, and we do not currently hold ourselves out to the public as being engaged in those activities, in the past we have accepted securities of our client companies as partial compensation. As a result, and principally related to the compensation paid to us by Isodiol International, Inc. under the terms the license agreement we entered into with it in December 2017, at March 31, 2018 we exceeded the exemptive asset and revenue thresholds under Section 3(a)(1)(C) of Investment Company Act of 1940. Accordingly, we may have become an inadvertent investment company. As it has never been our intent to be an investment company, we have taken certain actions to bring us back under these exemptive thresholds. While as of June 30, 2018 our assets no longer exceed the asset threshold, as a result of our agreement with Isodiol International, Inc. entered into in December 2017, as compensation we are entitled to receive additional shares of Isodiol’s securities on a quarterly basis in an amount equal to $750,000. While at June 30, 2018 we did not exceed either the asset test or the revenue test, we have exceeded one or both of those during at least one quarter in the preceding four fiscal quarters. We will continue to limit the amount of equity we accept as compensation for services provided so as to stay under the income threshold as indicated in the Investment Company Act of 1940 going forward. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act of 1940 concerns, or we may avoid otherwise economically desirable transactions due to those concerns. If we are unable to reduce our assets below the exemptive level within one year, or if it were otherwise established that we were an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action by the SEC, that we would be unable to enforce contracts with third parties or that third parties with whom we have contracts could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company. In addition, we would no longer be able to conduct our business as it is presently conducted which would have a material adverse impact on the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2018 we issued 60,000 shares of our common stock valued at $303,000 as compensation to an investment banking firm for general financial advisory and investment banking services. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided Section 4(a)(2) of that act.

In June 2018 we issued 25,000 shares of our common stock valued at $118,000 as compensation to a broker dealer for business advisory services. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided Section 4(a)(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5. OTHER INFORMATION.

As previously disclosed, in July 2017 we sold Stone Street Partners, LLC, an affiliate of our Chief Executive Officer, shares of shares of a client company’s stock which was issued to us as partial compensation under the terms of the consulting agreement with that company. At closing, as partial payment Stone Street Partners, LLC tendered to us together a $275,000 principal amount 3% promissory note due July 31, 2018. On August 1, 2018, the Company extended the due date of the remaining outstanding principal of $155,400 to December 31, 2018 and Stone Street Partners, LLC tendered a new note to us, a copy of which is filed as Exhibit 10.74 to this report.

On July 10, 2018, the Company announced a licensing agreement under its subsidiary I’M1 with Gravocore, the first intelligent, portable, joint-friendly mounted fitness training machine, launched in 2017 in an exclusive partnership with Amazon. Under the terms of the five-year agreement, Gravocore will pay I’M1 annual brand participation fees, as well as an 8% royalty on net sales of all licensed products sold under the I’M1 brand.

ITEM 6. EXHIBITS.
		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Certificate of Incorporation	1-A	9/18/17	2.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3
3.1(c)	Certificate of Amendment to the Certificate of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4
3.1(d)	Certificate of Amendment to the Certificate of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5
3.2	Amended and Restated Bylaws	1-A	9/18/17	2.6
10.74	Amendment to Promissory Note dated August 1, 2018 with Stone Street Partners LLC				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL BRANDS, INC.

August 14, 2018	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Chief Executive Officer, principal executive officer

August 14, 2018	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer