Form 10-K
period 2018-09-30
Level Brands, Inc.
filed 2018-12-12
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes   ☑  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $22,827,346 on March 31, 2018.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,095,356 shares of common stock are issued and outstanding as of December 01, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms Level Brands,” “we,” “us, “our” and similar terms refer to Level Brands, Inc., a North Carolina corporation formerly known as Level Beauty Group, Inc., and our subsidiaries Beauty and Pinups, LLC, a North Carolina limited liability company which we refer to as “Beauty & Pin-Ups”, I | M 1, LLC, a California limited liability company, which we refer to as “I’M1”, Encore Endeavor 1 LLC, a California limited liability company which we refer to as “EE1,” and Level H&W, LLC, a North Carolina limited liability company which we refer to as “Level H&W.” In addition, "fiscal 2017" refers to the year ended September 30, 2017, "fiscal 2018" refers to the year ended September 30, 2018, and “fiscal 2019” refers to the year ending September 30, 2019.

Unless otherwise indicated, all share and per share information contained herein gives pro forma effect to the 1:5 reverse stock split of our common stock, which was effective December 5, 2016. We maintain a corporate website at www.levelbrands.com. The information contained on our corporate website is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	our material dependence on our relationships with kathy ireland® Worldwide and certain of its affiliates;
●	our limited operating history;
●
the lack of assurance of the closing of the pending transaction with Cure Based Development and the need to meeting the initial listing standards of the NYSE American should the transaction ultimately close;

●	the limited operating histories of our subsidiaries;
●	our history of losses;
●	risks associated with any failure by us to maintain an effective system of internal control over financial reporting;
●	the terms of various agreements with kathy ireland® Worldwide and possible impacts on our management's abilities to make certain decisions regarding the operations of our company;
●	our dependence on consumer spending patterns;
●	our history on reliance on sales from a limited number of customers, including related parties;
●	risks associated with our failure to effectively promote our brands;
●	our ability to identify and successfully acquire additional brands and trademarks;
●	the operating agreements of our I'M1 and EE1 subsidiaries;
●	the accounting treatment of securities we accept as partial compensation for services;
●	our ability to liquidate securities we accept as partial compensation for services and the possible impact of the 40 Act;
●	the possible need to raise additional capital in the future;
●	terms of the contracts with third parties in each of our divisions;
●	possible conflicts of interest with kathy ireland® Worldwide;
●	possible litigation involving our licensed products;
●	our ability to effectively compete and our dependence on market acceptance of our brands;
●	the lack of long-term contracts for the purchase of products from our professional products division;
●	our ability to protect our intellectual property;
●	additional operational risks associated with our professional products division;
●	risks associated with developing a liquid market for our common stock and possible future volatility in its trading price;
●	risks associated with any future failure to satisfy the NYSE American LLC continued listing standards;
●	dilution to our shareholders from the issuance of additional shares of common stock by us and/or the exercise of outstanding options and warrants;
●	risks associated with our status as an emerging growth company;
●	risks associated with control by our executive officers, directors and affiliates;
●	risks associated with future sales of our common stock by existing shareholders;
●	our failure to maintain an effective system of internal control over financial reporting;
●	risks associated with unfavorable research reports; and
●	risks associated with our articles of incorporation, bylaws and North Carolina law.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report and our other filings with the SEC in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

We operate our business in four business units, including:

Level H&W was established in September 2017 and has an exclusive license to the kathy ireland® Health & Wellness™ brand. Its goal is to create a brand which will include a wide variety of licensed products and services, targeted to both Baby Boomers as well as millennials. This unit began operating in fiscal 2018.

Founded in early 2017 and first conceptualized by kathy ireland® Worldwide, I'M1 is a men’s lifestyle brand established to capitalize on potentially lucrative licensing and co-branding opportunities with products focused on millennials.

Also founded in early 2017, EE1 was established to serve as a producer and marketer of experiential entertainment including recordings, film, TV, web and live events, and entertainment experiences. EE1 also provides brand management services including creative development and marketing, brand strategy, and distribution support.

"Beauty belongs to everyone"
Beauty & Pin-Ups, our first business unit is a hair care line with a social conscience and launched its products in 2015. We offer quality hair care products, including shampoos, conditioners, styling aides and a patented styling tool, through retailers and online outlets and are expanding into licensing opportunities.

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

We began reporting our revenues by segment during the second quarter of fiscal 2017 following our acquisitions of I'M1 and EE1. We report in three business segments: the licensing, the entertainment and the products divisions. The licensing division is comprised of two of our business units focused on establishing licensing contracts in two areas: men’s lifestyle products branded under I’M1 (grooming, personal care, cologne, accessories, jewelry and apparel) and Level H&W, which includes health and wellness related products that we have branded under kathy ireland® Health & Wellness™, which began operations in December 2017. EE1 comprises the entertainment division and its focus is to produce and market multiple entertainment distribution platforms as well as engage in brand management services. In addition to revenues generated in each of these segments, the corporate parent also will generate revenue from time to time, through advisory consulting agreements. This revenue is similar to the entertainment division’s revenue process and we have allocated revenue from corporate to the entertainment division for segment presentation. The products division today is comprised of Beauty and Pin-Ups and is designed to be an innovative and cutting-edge producer and marketer of quality hair care and other beauty products.

Recent Developments

On December 3, 2018 we and our newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, upon consummation of a two-step merger, cbdMD LLC will continue as a wholly-owned subsidiary of our company and will continue the operations of Cure Based Development pre-closing. Cure Based Development, a Charlotte, NC-based company formed in August 2017, is owner, operator and manufacturer of nationally recognized consumer cannabidiol (CBD) brand cbdMD which currently offers a variety of CBD products from topicals and tinctures to bath bombs and pet products, manufactured and sold direct to consumers online via the company website. Cure Based Development also provides wholesale distribution with retailers currently selling products at brick-and-mortar locations, compounding pharmacies, salons, supplement stores, and pet shops. Cure Based Development reported revenues of $354 and $3,280,009 for the period from inception through December 31, 2017 and for the eight months ended August 31, 2018, respectively, and a net loss of $323,197 and $353,561 for those periods.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the two-step merger, the members of Cure Based Development will receive contractual rights to receive 15,525,000 shares of our common stock, representing approximately 60% of our outstanding common stock following such issuance. Assuming the closing of the two-step merger, these initial shares will be issued as promptly as practicable following receipt of approval by our shareholders for the possible issuance of in excess of 19.99% of our presently outstanding common stock in accordance with the rule of the NYSE American (the “Shareholder Approval”). The Merger Agreement also provides that one of the members of Cure Based Development will be entitled to receive up to an additional 15,525,000 shares of our common stock as part of the merger consideration, upon Shareholder Approval and the satisfaction of certain aggregate net revenue criteria by cbdMD LLC within 60 months following the closing. We expect to include the proposal for Shareholder Approval of the issuance of the initial shares as well as the possible future issuance of the earnout shares in the proxy statement for our 2019 annual meeting of shareholders.

Following the execution of the Merger Agreement, we lent Cure Based Development $2,000,000 under the terms of a one year 6% secured promissory note. At closing Mr. R. Scott Coffman, the CEO and a manager of Cure Based Development, will be appointed to our Board of Directors and become the chief executive officer of our cbdMD LLC subsidiary. If the pending transaction closes, it will result in a change of control of our company and the combined company will be required to satisfy NYSE American initial listing standards for the continued listing of our common stock on the NYSE American following the closing.

In addition to other conditions to closing as described in the Merger Agreement, the completion of the two-step merger is subject to the approval by the President of the United States of the Agricultural and Nutrition Act of 2018, or such other titled Federal legislation, which, when approved, contains a permanent declassification of cannabidiol (CBD) as a controlled substance under Federal law. Because this and certain other conditions precedent to closing are beyond our control, we do not know when, if ever, that this transaction will be consummated. Additional information regarding the terms and conditions of the Merger Agreement is included in our Current Report on Form 8-K as filed with the SEC on December 4, 2018.

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

We are pursuing the following strategies to continue to grow our revenues and expand our business and operations in fiscal 2019:

●
Increase our base of licensed offerings: We believe that in building a strong brand, we must begin with intellectual property. The development of quality IP is frequently one of the most expensive ongoing costs in a licensing operation. The unique kathy ireland® Worldwide “blueprint” for IP development allows us economies of scale, which is a foundation for Level Brands to bring virtually unlimited products and services of quality, through the appropriate distribution channels to meet the demands of our targeted customers. With current contracts encompassing products in fashion, accessories, beverages, personal care, health care, and spirits, which are already in development or available at brick and mortar stores and online retailers, we believe we have a foundation to continue to build upon for additional offerings. We expect to continue to grow our base of licensed products by:

●
innovating and identifying market trends through an ongoing effort based on research of products, tracking buying and demand trends and subsequently identifying the right manufacturer for fulfillment, i.e. utilizing cannabidiol (“CBD”) in unique formats under our kathy ireland® Health & Wellness brand under the terms of our license agreement with our client Isodiol International Inc.; and

●
identifying new product offerings in response to evolving customer demands in our focused areas, that meet our criteria, and with our branding support could increase our reach to new customers.

●
Cross-sell opportunities: With EE1 will seek to continue to grow its portfolio of brand management customers by identifying products that fit our criteria for additional licensing opportunities under our Beauty & Pin-Ups, I’M1 or kathy ireland® Health & Wellness brands;

●
EE1 entertainment projects: EE1 will seek to continue to expand this brand’s offering of entertainment productions as we assess current projects involving television and movies for the best financial opportunity as well as look to expand experiential offerings. Currently EE1 is providing production services for two television shows and a recording project of a tribute album of Lennon/McCartney classics by GRAMMY award winning artists; and

●
Acquisitions. We may also choose to further build and maintain our brand portfolio by acquiring additional brands directly or through joint ventures if opportunities arise that we believe are in our best interests. In assessing potential acquisitions or investments, we expect to primarily evaluate growth industries, the strength of the target brand as well as the expected viability and sustainability of future income or royalty streams and its fit within its targeted segments. We believe that this focused approach will allow us to effectively screen a wide pool of consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. Other than the pending transaction with Cure Based Development described earlier in this section, we are not a party to any agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

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

Our relationship with kathy ireland® Worldwide

We are a party to multiple agreements with kathy ireland® Worldwide and principals of that privately held company that are key to our ability to implement our business strategy and provide services under the various other third party agreements with licensors, brands and other partners, The material terms of these agreements are described later in this report under Note 9 to the notes to our consolidated financial statements. These agreements include:

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

In February 2017, we entered into a one year advisory agreement with Mr. Stephen Roseberry pursuant to which he provide advisory and consulting services to us, including serving as co-Managing Director of I’M1 and EE1, devoting such time to our business as we mutually determine. The agreement was amended in March 2018 to also include serving as Managing Director of Level H&W and for the agreement to expire in February 2019 and extend automatically month to month unless canceled by either party. Mr. Roseberry is President and a member of the board of directors of kathy ireland ® Worldwide. Mr. Jon Carrasco, who is the Global Creative Director for kathy ireland® Worldwide, also serves as Global Creative Director for I’M1 and EE1 and he is responsible for developing and facilitating creative strategies for I’M1 and EE1 under the terms of an advisory agreement expiring in February 2019. We expect this agreement will be renewed prior to the expiration of the terms of the current agreement;

In February 2017, we entered into one year advisory agreements with Mr. Tommy Meharey and Mr. Nic Mendoza pursuant to which they provide advisory and consulting services to us, including Mr. Meharey serving as co-Managing Director of I’M1 and Mr. Mendoza serving as co-Managing Director of EE1, devoting such time to our business as we mutually determine. The agreements were amended in March 2018 to expire in February 2019 and extend automatically month to month unless canceled by either party. Mr. Meharey is Vice President and a member of the board of directors of kathy ireland ® Worldwide and Mr. Mendoza is a Vice President of kathy ireland ® Worldwide, and;

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

How we generate sales

We generate sales from a variety of sources, including:

●
our licensing division, which includes the results of I’M1 and Level H&W, enters into various license agreements that can provide revenues based on royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales as well as fees for advisory and promotional services;

●
our entertainment division enters into advisory agreements for brand management services as well as agreements to produce entertainment related events, which include production assistance for television and music recording agreements. Additional revenue earned at the corporate level for advisory agreements is included in the entertainment division for segment reporting purposes; and

●
our products division generates sales through sales of our Beauty & Pin-Ups brand of products.

Please see Note 1 – Revenue Recognition appearing in the consolidated financial statements included in this report for additional information on how we record sales.

From time to time we also engage in sales transactions with related parties which may be material to our results of operations. These transactions are described in greater detail in Note 9 of our consolidated financial statements appearing elsewhere in this report.

We have entered into agreements where we have accepted common stock, options or warrants (an equity position) as non-cash compensation under the terms of various of these agreements. Please see Note 3 of our consolidated financial statements appearing elsewhere in this report for detailed information on these transactions.

Our business units

Licensing division

Our licensing division includes the operations of Level H&W and I’M1.

As described elsewhere in this report, we entered into a license agreement for the exclusive license to the kathy ireland® Health & Wellness™ brand, a newly formed entity. Our goal is to create a brand which will include a wide variety of licensed products and services, targeted to both Baby Boomers as well as millennials. Our target market sectors for this brand include: complementary and alternative medicine; wellness lifestyle; real estate; spa industry; thermal/mineral springs; workplace wellness; beauty at every age; healthy eating; nutrition and weight loss; wellness tourism; fitness and mind-body; and preventive and personalized medicine. As a result of Ms. Ireland's five best selling fitness programs and her personal focus on health and wellness, we expect to develop a new brand utilizing these rights. Through licensing arrangements with third parties which we will seek to obtain, our goal is to create a brand which will include a wide variety of licensed products and services, targeted to both Baby Boomers as well as millennials. We currently have engaged two licensing agreements in our target categories of wellness lifestyle and continue to assess other opportunities. We believe that licensed products and services under this brand can benefit from a wide distribution path of grocery, drug and mass, as well as direct response and online sales.

I’M1's goal is to become a leader in multiple categories including grooming, personal care, cologne, accessories, jewelry and apparel. I’M1 markets itself as a lifestyle brand for men, who are not threatened by change and willingly embrace it. Our target customers are men who enjoy a lifestyle inspired by the rugged chic of an athletic lifestyle, while giving back to our communities by supporting our Millennium Development Goals. Tommy Meharey is the “face” of I’M1. He is a millennial, Marine, father, and the youngest board member of kathy ireland® Worldwide. We believe Mr. Meharey embodies the essence of the targeted I’M1 clientele, and his approachable nature, history of service to the nation, and family values may be an asset to the brand. As the voice and inspiration of I’M1, we expect to leverage Mr. Meharey’s ability to communicate the DNA of I’M1 to the media, retailers, and our consumers. Since our January 2017 acquisition of the voting interests in this newly formed entity from affiliates of kathy ireland® Worldwide, we have entered into licensing agreements with entities in our target categories including men’s fashion and accessories.

We have developed a standardized form of licensing agreement for all of our licensing arrangements under all of our businesses, which contains general terms and conditions under which we will grant licenses to our licensed marks that can be modified to meet the business terms of each particular product. The standard terms and conditions include the limitations on the grant of the license for the marks, use and ownership of our intellectual property and the ownership of the intellectual property related to the licensed products, means for conducting brand business and coordinating with us and other licensees, royalty reporting and accounting obligations, quality assurance procedures, acceptable display, labeling and promotional materials, minimum insurance requirements, termination and confidentiality provisions, a code of conduct for our licensees and other customary terms and conditions contained in licensing agreements.

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

Products division

Beauty & Pin-Ups is designed to be an innovative and cutting-edge producer and marketer of quality hair care and other beauty products. It has a brand name that we believe lends itself to various channels of distribution and licensing including swimsuits, cosmetics, nails, accessories and more. With an initial launch in September 2015 of “The Iron”, a unique styling tool, Beauty & Pin-Ups currently has 11 products, including:

●	Flaunt- Silkening Shampoo and Conditioner	●	Linger - Style and Sculpting Spray Gel
●	Luxe - Leave-in Spray On Revitalizing Conditioner	●	Fierce - Firm Hold Finishing Spray
●	Lavish - All in 1 Cleansing and Conditioning	●	Fearless Hair Rescue Treatment
●	Sway - Blow Out Styling Primer Enhanced with Marine Botanicals	●	Valor - Superfine Hair Spray
●	Fever - Thermal Protectant	●	Rewind - Shampoo and Conditioner
●	Stay Dirty - Dry Shampoo

Marketing

We have utilized external resources combined with an internal team to manage and facilitate our social media presence and strategy which strives to appeal to a wide audience with positive messaging that embraces inner beauty and authenticity. Through high quality visual imagery that engages both the consumer and the stylist, we seek to convey our message that beauty belongs to everyone. We use a mix of sales messaging, ingredient stories, giveaways/contests, and images of hairstyles to engage customers and increase reach. We continue to build our brand through our websites, digital, and social media.

We believe there are licensing opportunities and brand extensions including swimwear, sunglasses and intimate apparel utilizing the Beauty & Pin-Ups tradename that we may be able to take advantage of in future periods. We have been able to enter into two licensing agreements thus far and have put a focus on establishing additional licensing arrangements going forward and transitioning the business into a licensing model.

Product development

Mr. Priel Maman, formerly the minority owner of Beauty & Pin-Ups, was the developer of the original Beauty & Pin-Ups product line. In our acquisition of the assets of Beauty & Pin-Ups in 2015 we acquired all of the intellectual property associated with those development efforts. Our products were conceptualized by our in-house team and utilized the services of third party contractors to help develop the product formulas, test and finalize.

Sales channels

Beauty & Pin-Ups products have historically been sold primarily through distributors into the salon channel. At the beginning of fiscal 2018 we began distributing our products thru Riley Rose retail stores and online through JCPenney.com. Our products are currently available on e-commerce channels including from on our website.

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

As we focus on a licensing model, we expect the manufacturing process to be handled by the licensee’s in the future.

Intellectual property rights

In addition to our license agreements with kathy ireland® Worldwide described elsewhere in this report, our success depends, at least in part, on our ability to protect our brand names. We rely on a combination of trademarks, patents, copyrights, trade secrets and know-how, intellectual property licenses and other contractual rights (including confidentiality and invention assignment agreements) to establish and protect our proprietary rights.

We own the trademark rights used in connection with our brands in the United States including Beauty & Pin-Ups and EE1 and have a 10 year license for rights to the I’M1 trademark. We have also filed trademark registrations for an additional approximately 12 trademarks which we may use in the future under the Beauty & Pin-Ups line or as we enter into licensing agreements for Beauty & Pin-Ups, I’M1 and EE1. We consider the protection of our trademarks to be important to our business.

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

Competition

Level H&W’s competition includes companies that manufacture and produce products focused on health and wellness. This is a broad market and encompasses companies producing supplements, health and wellness lifestyle items, spa related products, preventative care products, nutrition products and more. Our focus on licensing arrangements in this market we believe will allow us to establish a broader offering quickly in a cost effective manner, which we believe may give us some advantages. There are no assurances, however, that we will ever be successful in effectively competing in this market segment.

I’M1’s competition includes established, well-capitalized companies with wide consumer recognition providing products focused for men’s grooming, personal care, accessories, and apparel. I’M1 is expected to be a younger brand, built to address the desires of millennials. While we expect we will seek to address the aspirations of our customers at attainable price points which we believe may give us a competitive advantage, however there are no assurances we will ever be able to effectively compete within this sector.

EE1's principal competitors in the entertainment arena are expected to be large, established multi-national entertainment companies providing broad products / offerings including film, television, music recordings, and live events. Additional competitive organizations include independent studios, though the majority of these agencies do not address consumers across multiple platforms. Despite the significant competition in the entertainment industry from larger, established and well-capitalized companies, we believe it is a field that welcomes, and is in fact driven, by disruption and we will seek to leverage the flexibility of a start-up without a large organizational structure to our advantage. There are no assurances, however, that we will ever be successful in effectively competing in this market segment.

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

Employees

At December 01, 2018 we had 7 full-time employees. There are no collective bargaining agreements covering any of our employees.

Our history

Our company was formed under the laws of the state of North Carolina in March 2015 under the name Level Beauty Group, Inc. In March 2015 we formed our majority owned subsidiary Beauty & Pin-Ups. In November 2016 we changed the name of our parent company to Level Brands, Inc. In December 2016 we effected a 1:5 reverse stock split of our outstanding common stock.

Additional information on the terms of material acquisitions may be found in Note 1 to the notes to our consolidated financial statements appearing elsewhere in this report.

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

While affiliates of kathy ireland® Worldwide are minority owners of both I’M1 and EE1, the terms of the operating agreements for those subsidiaries do not require them to provide any services to us. We have entered into a non-exclusive advisory agreement with kathy ireland® Worldwide, as amended, which expires in February 2025 under which we engaged it to provide various consulting and advisory services to us. Ms. Ireland serves in the non-executive role of Chairman Emeritus and Chief Brand Strategist to us under this agreement. Ms. Ireland is not a member of our management or board of directors, the title Chairman Emeritus is an honorary title and she is not a founder or co-founder of our company. Ms. Ireland provides services to us solely under the terms of the non exclusive advisory agreement. We have also entered into advisory agreements with additional affiliates of kathy ireland® Worldwide, including Messrs. Roseberry, Carrasco, Meharey and Mendoza, pursuant to which they provide various management and advisory services to us, including key operational roles at I’M1 and EE1. These agreements will expire in February 2019 and at that point extend on a month to month basis unless cancelled by either party. None of these services are provided on an exclusive basis, each of these individuals may have a conflict of interest in that they have a long term relationship with Kathy Ireland and have derived substantial income from kathy ireland® Worldwide and there is no minimum number of hours which are required to be devoted to us. In addition we have obtained a royalty free right to license the intellectual property related to kathy ireland® Health & Wellness. Our business model is materially dependent upon our continued relationship with kathy ireland® Worldwide, Ms. Ireland and her affiliates, including Messrs. Roseberry, Carrasco, Meharey and Mendoza. If we should lose access to those relationships or if the reputation of Ms. Ireland and/or kathy ireland® Worldwide were to be damaged, our results would suffer and there are no assurances we would be able to continue to operate our company and develop our brands as presently planned.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

Level Brands was formed in March 2015. Until fiscal 2017, our net sales were solely from our products division. We began reporting revenues from our licensing division and our entertainment division during the second quarter of fiscal 2017. In September 2017, we entered into wholesale license agreements for three new brands, including kathy ireland® Health & Wellness, a newly created brand. There are no assurances we will be successful in generating any significant net sales in future periods based upon these new agreements. Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that we will successfully implement our business plan, operate profitably or will have adequate working capital to meet our obligations as they become due. Prospective investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

There are no assurances we will close the pending transaction with Cure Based Development. If we do close the transaction, it will result in a change of control of our company and we will be required to meet the NYSE American initial listing standards in order to maintain the listing of our common stock.

As described earlier in this report, on December 3, 2018 we entered into the Merger Agreement with Cure Based Development. The closing of this pending transaction is subject to a number of conditions precedent including, but not limited to, the approval by the President of the United States of the Agricultural and Nutrition Act of 2018, or such other titled Federal legislation, which, when approved, contains a permanent declassification of cannabidiol (CBD) as a controlled substance under Federal law. Certain of the content of the House and Senate versions of this bill has been the subject of great debate among the members of the House and Senate, and we do not know when a comprise bill will be approved by both chambers or if the President of the United States will sign the final bill. Because the approval of this law is beyond our control, investors should not place undue reliance on this pending transaction when evaluating our company, our business, operations and prospects. In addition, if the pending transaction does close it will result in a change of control of our company. NYSE Regulation, Inc. has informally advised us that we will be required to meet initial listing standards following the closing in order to maintain the listing of our common stock on the NYSE American. While we expect to be able to satisfy all of the qualitative and quantative criteria, there are no assurances our expectations are correct. In that event, our shareholders would find it more difficult to buy and sell shares of our common stock which would adversely impact the market price thereof.

Our subsidiaries I’M1, EE1 and Level H&W are new entities with a limited operating history and we recently entered into a license agreement licensing the rights to certain intellectual property related to kathy ireland ® Health & Wellness, a newly created brand with no previous operating history, which does not afford investors a sufficient history on our company which to base an investment decision.

I’M1, EE1, and Level H&W are entities formed in September 2016, March 2016, and September 2017 respectively. We acquired membership interests in I’M1 and EE1 in January 2017. In September 2017 we entered into an exclusive license agreement to license the trademark and intellectual property rights for kathy ireland® Health & Wellness, a newly created brand with no operations. All of these entities are in the early stages of their businesses and we began reporting revenues from I’M1 and EE1 operations in the second quarter of fiscal 2017 and reported revenues from Level H&W in the second quarter of fiscal 2018. Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due. Prospective investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We have a history of losses and there are no assurances we will report profitable operations in future periods.

We reported net losses to common shareholders of $412,075and $1,738,734 for fiscal 2018 and fiscal 2017, respectively. Until such time, if ever, that we are successful in generating profits which are sufficient to pay our operating expenses it is likely we will continue to report losses in future periods. Further, historically our revenues have been attributable to sales from our products division and we did not begin reporting revenues from either our licensing division or our entertainment division until the second quarter of fiscal 2017. There are no assurances we will generate substantial revenues from the new businesses or that we will ever generate sufficient revenues to report profitable operations or a net profit.

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

Substantially all of our net sales in fiscal 2018 and 2017 were attributable to sales to a limited number of customers. There are no assurances sales to these customers will continue. While we expect to add additional customers to our distribution network in the future for our products division, and expand our licensing and consulting clients in our other divisions, until such time as we are successful in these efforts, of which there is no assurance, any significant decrease in sales to any of our customers would have a material adverse financial effect on our company.

A significant amount of our net sales were from customers who are identified as related parties, the loss of any of which would be materially adverse to our company.

A significant amount of our net sales in fiscal 2018 and 2017, totaling $1,992,046 and $1,731,238 respectively, were from customers who are identified as related parties. There are no assurances sales to these customers will continue. While we expect to add additional customers in all of our businesses as we expand our licensing and consulting clients, until such time as we are successful in these efforts, of which there is no assurance, any significant decrease in sales to any of our customers would have a material adverse financial effect on our company.

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

Under the terms of the operating agreements for each of I’M1 and EE1, Level Brands as the manager of these entities is responsible for the operations, including the payment of the operating costs. These costs are then deducted from the “profits” of the entity and a portion of those amounts, as determined by the particular operating agreement, will then be distributed to the members. We own all of the voting interests in I'M1 and EE1. During fiscal 2017 EE1 made a distribution to its members, no additional distributions have been made or are currently planned. Distributions to the members of I'M1 and EE1 will reduce the amount of working capital available to us and could adversely impact our liquidity in future periods.

The value of the equity securities we may accept as compensation under consulting agreements will be subject to adjustment which could result in losses to us in future periods. By accepting equity securities as partial compensation for our services, we may be adversely impacting our working capital in future periods.

As described elsewhere herein, we have entered into several agreements with third parties under which we accepted shares of its common stock as partial compensation for the services to be provided. For fiscal 2018 and fiscal 2017, the value of these securities represented 60.6% and 43.2%, respectively, of our total net revenues. By accepting equity securities as partial compensation for our services in lieu of cash, we incur expenses to deliver the services without the corresponding cash payments from our clients. As such, we utilize a greater portion of our working capital to provide services with the hope that we may benefit from an increase in the market value of the equity securities we have received in future periods. In addition, these securities will be reflected on our balance sheets in future periods as “marketable securities” or “investment other securities”. At the end of each quarter, we will evaluate the carrying value of the marketable securities or investment other securities for a decrease in value. We will evaluate the company underlying these marketable securities or investment other securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security will be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings. During fiscal 2018 we recognized an other comprehensive loss of $2,512,539 for loss on these securities, net of taxes. It is possible that we may continue to recognize impairments on the carrying value of these securities in future periods. Any future impairments would adversely affect our operating results for the corresponding periods in that we would be required to reduce the carrying value of these investments.

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

The Investment Company Act of 1940 will limit the value of securities we can accept as payment for our business consulting services which may limit our future revenues and, in the event we are deemed an investment company, the cost and expense to comply with ‘40 Act regulations could be material.

The Investment Company Act of 1940, or the “‘40 Act,” regulates certain companies that invest in, hold or trade securities. Although we do not believe we are engaged in the business of investing, reinvesting or trading in securities, and we do not currently hold ourselves out to the public as being engaged in those activities, in the past we have accepted securities of our client companies as partial compensation. The ’40 Act and the rules thereunder set forth certain asset and revenue thresholds, which, if exceeded, may require us to register as an investment company under the ’40 Act. As a result, and principally related to the value of the securities received by us as part of our compensation by Isodiol International, Inc. under the terms of the license agreement we entered into with it in December 2017, at March 31, 2018 we exceeded the exemptive asset and revenue thresholds under the ’40 Act. Therefore, at March 31, 2018 we could be deemed an inadvertent investment company under the ’40 Act. While as of September 30, 2018 we reduced our assets in connection to this assessment so that we no longer exceeded the asset threshold, as a part of our agreement with Isodiol we are entitled to receive additional shares of Isodiol’s securities on a quarterly basis in an amount equal to $750,000 which can cause us to continue to exceed the revenue threshold. As it has never been our intention to be an investment company, we are taking certain actions to maintain our assets and revenues under the exemptive thresholds. In particular, we will limit the amount of equity we accept as part of our compensation for services so as to stay under the asset and revenue thresholds as imposed by the ’40 Act. We may therefore structure transactions in a less advantageous manner than if we did not have ’40 Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. If we are unable to maintain our assets and revenues below the exemptive levels, or if it were otherwise established that we were an unregistered investment company at any period of time, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action by the SEC. In addition, in the event we continue to fall under ’40 Act regulation, we will have significant ongoing ’40 Act public reporting requirements and regulation that would increase our administrative and operating costs and expenses. Further, under certain circumstances the ’40 Act provides that a contract that is made or whose performance involves a violation of the ’40 Act is unenforceable by either party unless a court finds that under the circumstances enforcement would produce a more equitable result than non-enforcement. As a result, we would no longer be able to conduct our business as it is presently conducted which would have a material adverse impact on our results of operations in future periods.

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

 RISKS RELATED TO OUR PRODUCTS DIVISION

Our revenues from our products division declined 126.3% in fiscal 2018 from fiscal 2017, and 78% of our net sales for this division in fiscal 2018 represented sales to a related party. We recognized asset impairments of $502,000 in fiscal 2018 related to this division.

Net sales from our products division have been lower in each period in fiscal 2018 as compared to the same periods in fiscal 2017, with an overall reduction in fiscal 2018 of 126.3% from fiscal 2017. As a result, during the fourth quarter of fiscal 2018 we recognized an impairment of $502,000, including an inventory and prepaid marketing supplies write off of $262,000 and an intangible impairment of $240,000. In addition, 78% of our net sales in this division occurred in September 2018 and were made to an entity affiliated with kathy ireland® Worldwide. There are no assurances net sales in this division will ever return to prior reported levels, or that we will not recognize additional impairment charges in future periods.

The majority of our net sales to date in our products division are generated on the basis of purchase orders, rather than long term purchase commitments; which could adversely affect our financial position and results of operations.

Our operating history is not long enough to evaluate the likelihood of future cancellations or deferments of customer orders related to product sales in our products division. Manufacturers and distributors are currently contracted on a per order basis. The lack of long-term purchase commitments creates a risk that product demand may be reduced if orders are canceled or deferred or, in the event of unanticipated demand, an inability to timely produce and deliver our products. We do not have long-term agreements with our distributors, manufacturers or suppliers and these parties may disrupt or cancel a purchase order or defer or delay shipments of our products at any time. Furthermore, because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual net sales may be different from our forecasts, which could adversely affect our financial position and results of operations.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

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

The issuance of shares upon exercise of our outstanding options and warrants may cause immediate and substantial dilution to our existing shareholders.

We presently have options and warrants that if exercised would result in the issuance of an additional 833,255 shares of our common stock. The issuance of shares upon exercise of warrants and options may result in dilution to the interests of other shareholders.

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

Our executive officers and directors, together with their respective affiliates, beneficially own approximately 22.7% of our outstanding common stock as of December 01, 2018. Accordingly, these shareholders, if they act together, may exercise substantial influence over matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

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

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our articles of incorporation, as amended, authorizes the issuance of 150,000,000 shares of our common stock and 50,000,000 shares of preferred stock. In certain circumstances, the common stock, as well as the awards available for issuance under our equity incentive plans, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of common stock. In addition, the issuance of certain securities, including pursuant to the terms of our stockholder rights plan, may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the common stock.

In addition, the issuance of preferred stock may be used as an “anti-takeover” device and may adversely affect the holders of the common stock. If our  board of directors and stockholders approved the use of “blank check” preferred stock, our board of directors would be authorized to create and issue from time to time, without further stockholder approval, a certain number of shares of preferred stock, in one or more series and to establish the number of shares of any series of preferred stock and to fix the designations, powers, preferences and rights of the shares of each series and any qualifications, limitations or restrictions of the shares of each series. The authority to designate preferred stock may be used to issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of the common stock or could also be used as a method of determining, delaying or preventing a change of control.

ITEM 1B.
UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.
DESCRIPTION OF PROPERTY.

Our headquarters are located in approximately 2,000 square feet in a modern four-story building in Charlotte, North Carolina which we sub-lease under an agreement through December 2019. The Agreement included (1) a discount on rent to $12,000 per month if the full rent was prepaid and (2) a right of return on payments prorated if the landlord exercised an early termination of the lease. In April 2018, we made a full prepayment of $240,000. We lease office space in Los Angeles, California which is utilized by our licensing and brand management divisions under a lease expiring in February 2019 at an annual rate of $88,800.

ITEM 3.
LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since November 17, 2017 our common stock has been listed on the NYSE American under the symbol "LEVB." The last sale price of our common stock as reported on the NYSE American on December 01, 2018 was $4.15 per share. As of December 01, 2018, there were approximately 132 record owners of our common stock.

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

Recent sales of unregistered securities

All of our issuances of unregistered securities during our fiscal 2018 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended September 30, 2018 and in our current reports on Form 8-K as filed periodically with the SEC, except for the following:

In July 2018, we issued 5,000 shares of our common stock, valued at $18,500 to a public relations firm for services. The recipient was an accredited or otherwise sophisticated investor and had access to business and financial information on our company. The issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

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

With the acquisitions of membership interests in I’M1 and EE1 in January 2017 we expanded our brand portfolio and our revenue sources to include revenues from licensing fees, brand management consulting fees and royalties. Following these acquisitions, the continued implementation of our business model and the recent licensing of the rights to the name and intellectual property rights associated with kathy ireland® Health & Wellness, we manage our business in four distinct business units and report our operations and revenue in three operating segments:

●
the licensing division, comprised of:

●
I’M1, which is designed to establish a lifestyle brand through the licensing of select products and categories targeted primarily to men under the I'M1 brand;

●
Level H&W, which currently markets products branded under kathy ireland® Health & Wellness;

●
the entertainment division, which is focused on producing and marketing omni-entertainment experiences and providing brand management services, all under the EE1 brand; and

●
the products division, which is a producer and marketer of quality hair care and beauty products. Revenues from this division are attributable to sales of our Beauty & Pin-Ups brand of products.

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

Results of Operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Fiscal 2018	Fiscal 2017	Change
Net sales	$6,428,096	$2,743,715	$3,684,381
Net sales related party	$1,992,046	1,731,238	$260,808
Total net sales	$8,420,142	$4,474,953	$3,945,189
Costs of sales	$2,673,272	$1,355,381	$1,317,891
Gross profit as a percentage of net sales	68.2%	69.7%	(1.5)%
Operating expenses	$5,629,771	$3,358,863	$2,270,908
Other income (expenses)	$(70,265)	$(1,121,877)	$1,051,612
Net income (loss) before taxes	$46,834	$(1,361,168)	$1,408,002
Net loss attributable to Level Brands, Inc. common shareholders	$(412,075)	$(1,738,734)	$1,326,659

Sales

We began reporting our revenues by segment during the second quarter of fiscal 2017 following our acquisitions of I'M1 and EE1. The following table provides information on the contribution of net sales by segment to our total net sales.

	Fiscal 2018	% of total	Fiscal 2017	% of total

Licensing division	$5,213,360	61.9%	$1,794,582	40.1%
Entertainment division	$2,778,051	33.0%	$1,710,167	38.2%
Products division	$428,731	5.1%	$970,204	21.7%
Total net sales	$8,420,142		$4,474,953

The increase in net sales attributable to our licensing division in fiscal 2018 is due primarily to two significant licensing agreements entered into with our Level H&W unit which generated approximately $5,100,000 of revenue in fiscal 2018.

The increase in net sales attributable to our entertainment division in fiscal 2018 is due to continued servicing of brand management engagements with existing customers.

The decreases in the fiscal 2018 net sales attributable to our products division is primarily attributable to a strategic decision made at the end of fiscal 2017 to change our distributors as well as testing other sales channels, including large retail and online channels as well as adding licensing opportunities. In fiscal 2018, we had engaged with two retailers who tested the products in these new channels, we expanded our online sales process, and we have also executed our first two license contracts for this division. Based on results, we are keeping our focus on licensing opportunities as well as online sales channels going forward. We believe these areas can support the sales process better and are in line with our overall strategy, although no assurance can be given as to the success of this division.

As described elsewhere in this report, from time to time we accept equity positions as compensation for our services. The following table provides information for fiscal 2018 and 2017 regarding the amount of our total net sales in each of those periods for which we received an equity position in lieu of cash.

2018		2017

Amount	% total net sales	Amount	% total net sales

$5,104,500	60.6%	$1,932,552	43.2%

While our management believes this policy could potentially benefit our company, this practice has had an adverse impact on our cash flow from operations and holding these securities could subject our company to additional valuation impacts in future periods as a result of the need to value these holdings on a quarterly basis. During fiscal 2018 and 2017, we recorded other comprehensive loss on these holdings, net of taxes, of $2,512,539 and $0, respectively.

Cost of sales

Our cost of sales includes labor, third party service providers and amortization for IP for our licensing and entertainment divisions and costs associated with distribution, external fill and labor expense, components, and freight for our products divisions. The following table provides information on the percentage of our cost of sales to our net sales for each segment for fiscal 2018 and 2017:

	2018	2017

Licensing division	12.1%	2.7%
Entertainment division	53.2%	25.3%
Products division	131.6%	90.2%

The increase in cost of sales as a percentage of sales for our licensing division in the 2018 periods is attributable to a higher cost of sales as the business is maturing and we laid groundwork on social media and production items to increase visibility of our licensed brands, I’M1 and kathy ireland® Health & Wellness™, which we believe will be used in the future to support the brand and future contracts. In addition, we entered into a significant contract for our kathy ireland® Health & Wellness unit which required significant efforts regarding a marketing campaign and strategy. We expect this division to have a cost of sales rate between 10% and 20% as the business is structured in a manner that the licensee (our customer) incurs the significant costs and revenues associated with the sale of licensed products. We recognize the associated royalty fees on a net basis. When we are involved in providing advisory services, we allocate the utilized internal resources costs to our cost of sales.

The cost of sales as a percentage of sales for our entertainment division will vary based upon the type of projects in which it is involved. For instance, its cost of sales is expected to be less for advisory services, which utilize internal resources, as compared to television production services which require the use of external facilities and personnel, which increases our cost. As a result, our gross margin for the entertainment division will vary from period to period, however we expect our cost of sales to be between 45% and 60% based on the mix of projects we engage.

In our products division, the significant increase in the cost of sales as a percentage of sales in the fiscal 2018 periods is primarily related to inventory impairments, as a result of net realizable value and excess inventory calculations and a decrease in the actual sales as disclosed above. Cost of sales variances are primarily related to two key factors. First, allowances from this division have varied significantly based on the product line not having wide appeal yet and various advertising and promotional packages have been used to promote the products since initial launch. Second, in fiscal 2017 we moved into an online channel and conducted our first online promotion to create more brand visibility, and with this provided significant discount pricing specifically for that channel. As we have changed our focus to online sales and licensing, we expect to reduce the cost of sales for this division going forward.

Operating expenses

Our principal operating expenses include wages, advertising, travel, rent, professional service fees, and expenses related to industry distribution and trade shows. Our operating expenses on a consolidated basis increased 67.6% in fiscal 2018 from fiscal 2017. These increased included increases in: (i) staff related expenses; (ii) accounting and legal expenses; (iii) travel and entertainment expenses, (iv) outside services related to investor relations, transfer agent, other public company support costs; (v) expenses related to social media, public relations, advertising and marketing process, tradeshows and promotions; (vi) rent expense; (v) charitable contributions; (vi) insurance; (vii) non-cash stock compensation expense; and (viii) allocation of corporate management fees which are described in greater detail later in this report. These increases were offset by decreases in: (i) commissions and (ii) the elimination of one-time new division start-up costs incurred in fiscal 2017.

We acquired I’M1 and EE1 in January 2017 and Level H&W did not commence operations until the first quarter of fiscal 2018. Accordingly, we did not incur operating expenses for these business units during the entirety of the comparable periods in fiscal 2017. The additional changes in our expenses in the fiscal 2018 periods is directly related to the operational changes in our company as we grew from one operating business segment to three, built the infrastructure to support the overall company from a growth perspective, and completed our initial public offering and transaction to a public company traded on the NYSE American.

The following table provides information on our approximate operating expenses for each segment for fiscal 2018 and 2017:

	2018	2017	change

Licensing division	$1,487,000	$935,000	$552,000
Entertainment division	$1,066,000	$580,000	$486,000
Products division	$947,000	$1,797,000	$(850,000)

Operating expenses attributable to our licensing and entertainment divisions for fiscal 2018 and 2017, included: (i) staff related expenses; (ii) accounting and legal expenses; (iii) expenses related to social media, public relations, advertising, marketing, promotions; (iv) travel and entertainment and tradeshow; (v) professional outside services; and (vi) allocated management fees from corporate. The overall increase in operating expenses is related to the maturation of the new divisions and expenses related to their day to day operations growth.

Operating expenses attributable to our products division for fiscal 2018 and 2017, included: (i) staff related expenses; (ii) accounting and legal expenses; (iii) expenses related to social media, public relations, advertising, marketing, promotions and tradeshows; (iv) travel and entertainment expenses; (v) professional outside services related to product formulation, design; (vi) marketing expenses (vii) commissions paid to an outside sales consultant; (viii) intangible impairments, and (ix) allocated management fees from corporate. The overall decrease in operating expenses in this division is related to management’s shift to a more structured approach and cost analysis as the strategy for this business unit was reviewed and repositioned.

Corporate overhead and allocation of management fees to our segments

Included in our consolidated operating expenses are expenses associated with our corporate overhead which are not allocated to a specific segment of our operations, including (i) staff related expenses; (ii) accounting and legal expenses; (iii) expenses related to social media, public relations, advertising, marketing, promotions and tradeshows; (iv) travel and entertainment expenses; (v) professional outside services; (vi) rent; (vii) non-cash stock compensation expense; (viii) business insurance expense; and (ix) interest expense. The non-cash stock compensation expenses for fiscal 2018 and 2017 were approximately $599,000 and $243,000, respectively.

The following table provides information on our approximate corporate overhead for fiscal 2018 and 2017:

2018	2017	change
$3,646,000	$1,075,000	$2,571,000

The overall increase in corporate operating expenses is related to the maturation of the entire organization and structuring related to its day to day operations and ongoing pubic company related expenses.

We allocate a portion of our corporate overhead to our segments in the form of a management fee. These allocations are included in the operating expenses by segment in the earlier table. As set forth above, these internal corporate charges eliminate upon consolidation of our financial statements. The following table provides information on the allocation of management fees to our segments for fiscal 2018 and 2017:

	2018	2017	change

Licensing division	$857,000	$90,000	$767,000
Entertainment division	$453,000	$90,000	$363,000
Products division	$175,000	$90,000	$85,000

We expect to continue to internally allocate corporate management fees to our segments in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to the particular segment and the overall revenue performance of each segment.

Interest expense and other non-operating expenses

Our interest expense materially decreased to $955 from $500,627 for fiscal 2018 as compared to fiscal 2017, which primarily reflects the conversion of outstanding 8% convertible promissory notes into shares of our common stock as of June 30, 2017.

In fiscal 2017, we converted the $2,125,000 principal amount of 8% Convertible Promissory Notes and all accrued interest of $127,500 into our common shares, and we accounted for a conversion inducement in accordance with ASC 470-20 on the conversion price reduction from $5.00 to $3.95 per share and recorded a non-cash debt conversion expense of $446,250. This was a one-time non-cash charge. In some cases, we may, from time to time, enter into contracts where all or a portion of the consideration provided by the customer in exchange for our services and the value of the consideration provided could decline and require an impairment charge to be recorded in non-operating income in the consolidated statement of operations. We did not have any impairments to our marketable or other securities in fiscal 2018 as compared to an other than temporary impairments of $175,000 in fiscal 2017.

Other comprehensive income (loss)

We value investments in marketable securities at fair value and record a gain or loss at each period, in other comprehensive income (loss), unless a decline is determined to be other-than-temporary. For fiscal 2018 we recorded other comprehensive loss of $(2,512,539) as compared to $0 for fiscal 2017.

Net loss and net loss attributable to our common shareholders

Our net income for fiscal 2018 was $62,834 as compared to a net loss in fiscal of 2017 of $(1,386,168) a change of 104.5%. At September 30, 2018 and 2017, we owned 100%, of the membership interests of Beauty & Pin-Ups and Level H&W and 100% of the voting interests in each of I'M1 and EE1 and 51% membership interest in each of I’M1 and EE1. As such we account for the noncontrolling interest in each of I’M1 and EE1 based on their gains or losses. Based on the noncontrolling interest for these entities, this can have a negative impact on the gains or losses to our shareholders. After allocating a portion of the net gain to the noncontrolling interests in accordance with generally accepted accounting principles, our net income increased 76.3% for fiscal 2018 from fiscal 2017.

Liquidity and Capital Resources

 We had cash and cash equivalents on hand of $4,282,553 and working capital of $10,820,192 at September 30, 2018 as compared to cash on hand of $284,246 and working capital of $2,170,154 at September 30, 2017. Our current assets increased approximately 219.2% at September 30, 2018 from September 30, 2017, and is primarily attributable to an increase of cash, accounts receivable, accounts receivable other, notes receivable, marketable and other securities, and prepaid expenses, offset by a decrease in deferred issuance costs and inventory. Our current liabilities decreased approximately 36.3% at September 30, 2018 from September 30, 2017. This decrease is primarily attributable to decreases in accrued expenses, offset by increases in accounts payable and deferred revenue. Both the changes in our current assets and current liabilities are also reflective of the further development of our business during fiscal 2018. In January 2017, we acquired membership interests in two new segments, which had an impact on our current assets as the new segments have generated significant revenue compared to prior periods, which has increased our accounts receivables, accounts receivable other, marketable and other securities (as we have received from customers their public or private stock as compensation for services delivered). In November 2017 we completed an IPO and at September 30, 2017 we had recorded deferred issuance costs which were directly attributable to the offering and were charged against the gross proceeds of the offering as a reduction of additional paid-in capital. In July 2017 we sold, to a related party, an equity position in a customer that we had received as compensation for services and we received a portion in cash and the balance as a short term note receivable for $275,000. As of September 30, 2018, the note balance was $156,147, the note was paid in full in November 2018.

During fiscal 2018 we used cash primarily to fund our operations in addition to increases in our accounts receivable and marketable and other securities. We offer net 30 day terms and our receivables generally turn every 22 days.

We do not have any commitments for capital expenditures. We have sufficient working capital to fund our operations and to fund our expected growth.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have generated the income to meet this goal, however as we have accepted equity as compensation in many of our engagements, we have not met this goal as cash flow from operations has been a net use of $5,573,095 and $2,329,841 for fiscal 2018 and fiscal 2017, respectively.

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

              On November 16, 2017 we closed an IPO and raised net proceeds of $10,932,535. Subsequent to the end of fiscal 2018, we closed a follow-on firm underwritten public offering of shares of our common stock resulting in total gross proceeds to us of $6,899,998, before deducting underwriting discounts, commissions and other offering expenses payable by us. We are using the net proceeds from the offering for brand development and expansion, acquisitions and general working capital. Additionally, during fiscal 2018 as compared to fiscal 2017 we incurred non-cash expenses of $598,590 and $242,934, respectively, related to stock compensation and options, $0 and $310,958, respectively, for amortization of debt discounts and debt issuance fees related to financings. In addition, in fiscal 2017 we had a one-time non-cash charge of $446,250 of debt conversion expense related to conversion of the convertible promissory notes, and a non-cash charge of $175,000 as an other than temporary impairment on securities.

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

Investment Other Securities

For equity investments where we neither control nor have significant influence over the investee and which are non-marketable, the investments are accounted for using the cost method of accounting in accordance with ASC 325-10. Under the cost method, dividends received from the investment are recorded as dividend income within non-operating income. For years ended September 30, 2018 and 2017, no such dividends were received.

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

Recent Accounting Pronouncements

Please see Note 1 –Organization and Summary of Significant Accounting Policies appearing in the consolidated financial statements included in this report for information on accounting pronouncements.

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

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective at September 30, 2018.

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

Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
Other Information.

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table provides information on our current executive officers and directors:

Name	Age	Positions

Martin A. Sumichrast	52	Chairman of the Board of Directors, Chief Executive Officer and President
Mark S. Elliott	57	Chief Financial Officer and Chief Operating Officer
Erik Sterling	64	Director
Anthony K. Shriver	53	Director
Seymour G. Siegel	76	Director
Bakari Sellers	34	Director
Gregory C. Morris	57	Director

Martin A. Sumichrast. Mr. Sumichrast has served as a member of the board of directors since April 2015, and has served as our Chief Executive Officer and President since September 2016. Since 2012, Mr. Sumichrast has served as Managing Director of a family office, managing family wealth, which he formed in March 2012 and subsequently incorporated into Washington Capital, LLC in December 2012. Since September 2013 he has been a Managing Member of Stone Street Capital, LLC, a Charlotte, North Carolina-based private investment company. Stone Street Capital, LLC manages specific purpose investment entities, as well as traditional private equity funds. Mr. Sumichrast serves as a Trustee and Chairman of the Nominating and Governance Committees of the Barings Global Short Duration High Yield Fund, Inc. (NYSE: BGH) and the Barings Capital Funds Trust, Inc. From January 2015 until January 2016, he was also a member of the board of directors of Social Reality, Inc. (NADASQ:SRAX) and served as a member of the Audit Committee. From its formation in 2014 until March 1, 2017 he served as Chairman of the board of directors of Kure Corp., a privately-held company which is a related party to our company. We selected Mr. Sumichrast to serve on our board of directors based upon his significant experience both as an investor and advisor, as well as his experience as a member of a board of directors of a listed company.

Mark S. Elliott. Mr. Elliott has been our Chief Financial Officer since October 2016 and our Chief Operating Officer since January 2017. He has over 30 years of business experience spanning the financial, retail, consulting and government sectors and includes time at Fortune 500 and regional firms. Mr. Elliott began his career in the technology arena and worked with such Fortune 500 companies as JCPenney and First Union National Bank within their corporate headquarters. Mr. Elliott moved into the consulting arena as a regional technology specialist and eventually moved into senior management as a Director for Contract Data Services (acquired by Inacom Information Systems). This position involved all aspects of the business including staff management, business development, strategy, and managing the profitability of multiple divisions. Mr. Elliott was a founder and partner of Premier Alliance Group (now named root9B Holdings, Inc.) ( NASDAQ:RTNB) and was the Chairman and CEO of the company from 2004 to 2013 where he oversaw the strategic direction and operation of the company. He directed the transformation of the company to a public market company and successfully oversaw and integrated six merger and acquisition transactions that strategically positioned the company. Mr. Elliott has had compliance, financial reporting, and strategic responsibilities within the company (serving as the CFO also from 2004 to 2010 and as the Chief Administrative Officer of the company from 2014 to 2015). Mr. Elliott is also an independent advisor for Malidan Capital Group a firm specializing in business restructuring and turn around management consulting. Mr. Elliott received a Bachelor of Science degree with a concentration in Computer Science and Management from Marshall University.

Erik Sterling. Mr. Sterling has served as a member of our board of directors since April 2015. Mr. Sterling is the founder of Sterling/Winters Company, a brand building, marketing and management firm established 1978 and now a wholly-owned subsidiary of kathy ireland® Worldwide. Today the efforts of Sterling/Winters Company encompass branded merchandise development, licensing and entertainment programming. Mr. Sterling also serves as Vice Chairman and Chief Financial Officer of kathy ireland® Worldwide. Over the past 22 years, the kathy ireland brand has included leading manufacturers of furniture, flooring, lighting, bedding, decorative accessories, wall art, tabletop, window coverings, precious jewelry, watches, sewing patterns, fashion accessories, sportswear, women and girls swimwear, active wear, maternity, intimate apparel, sleepwear, shoes, golf wear, fitness equipment, publishing, made-for-television movies and specials. Mr. Sterling serves on the national board of directors for Project Inform, an HIV/AIDS treatment advocacy group which provides free treatment information to its subscribers, and holds memberships in the American Film Institute, Academy of Television Arts & Sciences and the Hollywood Radio & Television Society. Mr. Sterling currently serves on the Corporate Governance and Nominating Committee of our board of directors. We selected Mr. Sterling to serve on our board of directors because he brings to the board extensive branding and marketing company experience and brings to the board significant executive leadership and operational experience.

Anthony K. Shriver. Mr. Shriver has been a member of our board of directors since June 2015. Mr. Shriver is the Chairman of Best Buddies® International, a nonprofit 501(c)(3) organization he founded in 1989 which is dedicated to establishing a global volunteer movement that creates opportunities for one-to-one friendships, integrated employment and leadership development for people with intellectual and developmental disabilities (IDD). Best Buddies® International has grown from one original chapter to almost 1,900 middle school, high school, and college chapters worldwide, engaging participants programs in each of the 50 United States, and over 50 countries around the world. Mr. Shriver, who graduated from Georgetown University, has been recognized for his work on behalf of Best Buddies® International with diverse international accolades and honorary degrees. Mr. Shriver currently serves on the Compensation Committee of our board of directors. We selected Mr. Shriver to serve on our board of directors based upon his lifelong commitment to charitable efforts and his dedication to the principles upon which our company seeks to operate.

Seymour G. Siegel. Mr. Siegel has been a member of our board of directors since March 2017. Mr. Siegel, a certified public accountant no longer in practice, has over 35 years of experience in public accounting and SEC regulatory matters and has a strong background in mergers and acquisitions, start-ups, SEC reporting, cost cutting initiatives, profit enhancements and business operations. Since 2014 he has been President of Siegel Rich, Inc., a consulting firm. From April 2000 until July 2014, Mr. Siegel was a principal emeritus at Rothstein Kass & Company, P.C. (now KPMG), an international firm of accountants and consultants. Mr. Siegel was a founder of Siegel Rich & Co., CPAs, which eventually merged with what is now known as WeiserMazars LLP, where he was a senior partner until selling his interest and co-founding a business advisory firm which later became a part of Rothstein Kass. He received his Bachelor of Business Administration from the Baruch School of The City College of New York. He has been a director and officer of numerous business, philanthropic and civic organizations. As a professional director, he has served on the boards of approximately a dozen public companies over the last 25 years. He was previously a member of the board of directors and chairman of the audit committees of Air Industries Group, Inc. (NYSE American: AIRI), root9B Holdings, Inc. (NASDAQ:RTNB), Hauppauge Digital, Inc., Emerging Vision. Inc., Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, and Noise Cancellation Technologies, Inc. Mr. Siegel currently serves as chairman of the Audit Committee of our board of directors and is also a member of the Compensation Committee of our board of directors. We selected Mr. Siegel as a member of our board of directors as a result of his extensive experience in mergers and acquisitions, public companies and boards, financial reporting and business advisory services.

 Bakari Sellers. Mr. Sellers has been a member of our board of directors since March 2017. Mr. Sellers, an attorney, has been a member of the Strom Law Firm, LLC, in Columbia, South Carolina since 2007. Mr. Sellers is a former member of the South Carolina House of Representative, where he represented the 90th District beginning in 2006, making history as the youngest member of the South Carolina state legislature and the youngest African American elected official in the nation. In 2014, he ran as the Democratic nominee for Lt. Governor of South Carolina. He has worked for United States Congressman James Clyburn and former Atlanta Mayor Shirley Franklin. Earning his undergraduate degree from Morehouse College, where he served as student body president, and his law degree from the University of South Carolina, Mr. Sellers has followed in the footsteps of his father, civil rights leader Cleveland Sellers, in his tireless commitment to service taking championing progressive policies to address issues ranging from education and poverty to preventing domestic violence and childhood obesity. He has served as a featured speaker at events for the National Education Association, College Democrats of America National Convention, the 2008 Democratic National Convention and, in 2007, delivered the opening keynote address to the AIPAC Policy Conference in Washington, DC. Mr. Sellers is also a political commentator at CNN. Mr. Sellers currently serves as chairman of the Corporate Governance and Nominating Committee of our board of directors and is also a member of the Audit Committee of our board of directors. We selected Mr. Sellers as a result of his leadership experience, commitment to public policy and legal background.

Gregory C. Morris. Mr. Morris has been a member of our board of directors since March 2017. Mr. Morris has worked in positions involving finance, investments, benefits, risk management, legal and human resources for more than 30 years. Since June 2015 he has served as the Vice President of Human Resources for Healthstat, Inc., a privately held company providing onsite health clinics and workplace wellness programs. Prior to that, from January 2013 until June 2015, he was the Vice President of Administration and Corporate Secretary at Swisher Hygiene (at that time a NASDAQ-listed company), leading the human resources, risk management and legal functions. He was employed by Snyder’s-Lance, Inc. (NASDAQ: LNCE) for 15 years prior to joining Swisher Hygiene, Inc., holding the positions of Vice President-Human Resources and Senior Director – Benefits and Risk Management. At Snyder’s-Lance, Mr. Morris chaired the Business Continuity Plan Steering Committee and was a member of the Corporate Mergers & Acquisitions team. Prior to joining Snyder’s-Lance, he held various positions with Belk Stores, Collins & Aikman and Laporte plc. Mr. Morris also served as a board member for root9B Holdings, Inc. (NASDAQ:RTNB) from 2008 through April, 2017 where he chaired the Compensation Committee and also served on the Audit Committee. Mr. Morris also served as a board member for the Second Harvest Food Bank of Metrolina from 2001 to 2016. Mr. Morris received a Bachelor of Science degree in Accounting from West Virginia University. Mr. Morris currently serves as chairman of the Compensation Committee of our board of directors and is also a member of the Audit Committee and Corporate Governance and Nominating Committee of our board of directors. We selected Mr. Morris as a member of our board of directors as a result of his extensive executive level experience in public companies regarding human resources, accounting, compliance and compensation matters as well as public board experience.

There are no family relationships between any of our directors and executive officers.

Board of directors

The board of directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the board of directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chairman and Chief Executive Officer and our Chief Financial Officer/Chief Operating Officer and by reading the reports and other materials that we send them and by participating in board of directors and committee meetings. Directors are elected for a term of one year. Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the shareholders.

Board leadership structure and board’s role in risk oversight

Mr. Martin A. Sumichrast serves as both our Chief Executive Officer and Chairman of our board of directors. Messrs. Shriver, Siegel, Sellers and Morris are each considered an independent director within the meaning of Section 803 of the NYSE American LLC Company Guide. We do not have a “lead” independent director.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of risks we face, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management process designed and implemented by management are adequate and functioning as designed. To do this, the chairman of the board meets regularly with management to discuss strategy and the risks facing our company. The Chief Financial Officer attends the board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters. The chairman of the board and independent members of the board work together to provide strong, independent oversight of our company’s management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Board committees

The board of directors has standing Audit, Compensation, Compensation and Corporate Governance and Nominating committees. Each committee has a written charter. The charters are available on our website at www.levelbrands.com. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member	Compensation Committee Member	Corporate Governance and Nominating Committee Member
Anthony K. Shriver		✓
Erik Sterling
Seymour G. Siegel	✓*	✓
Bakari Sellers	✓		✓*
Gregory C. Morris	✓	✓*	✓

*
denotes chairperson.

Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

●
the integrity of our financial statements;

●
our compliance with legal and regulatory requirements; and

●
the qualifications and independence of our independent registered public accountants.

The Audit Committee has the ultimate authority to select, evaluate and, where appropriate, replace the independent auditor, approve all audit engagement fees and terms, and engage outside advisors, including its own counsel, as it deems necessary to carry out its duties. The Audit Committee is also be responsible for performing other related responsibilities set forth in its charter.

The Audit Committee is composed of three directors, Messrs. Siegel, Sellers and Morris, each of whom has been determined by the board of directors to be independent within the meaning of Section 803 of the NYSE American LLC Company Guide. In addition, Mr. Siegel meets the definition of “audit committee financial expert” under applicable SEC rules. The Audit Committee met four times during the fiscal year ended September 30, 2018.

Compensation Committee

The Compensation Committee assists the board in:

●
determining, in executive session at which our chief executive officer is not present, the compensation for our CEO or president, if such person is acting as the CEO;

●
discharging its responsibilities for approving and evaluating our officer compensation plans, policies and programs;

●
reviewing and recommending to the board regarding compensation to be provided to our employees and directors; and

●
administering our equity compensation plan.

The Compensation Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our shareholders. The Compensation Committee is composed of three directors, Messrs. Morris, Shriver and Siegel, each of whom has been determined by the board of directors to be independent within the meaning of Section 803 of the NYSE American LLC Company Guide. The Compensation Committee met four times during the fiscal year ended September 30, 2018.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee:

  ●
assists the board in selecting nominees for election to the board;

  ●
monitor the composition of the board;

  ●
develops and recommends to the board, and annually reviews, a set of effective corporate governance policies and procedures applicable to our company; and

  ●
regularly review the overall corporate governance of our company and recommends improvements to the board as necessary.

The purpose of the Corporate Governance and Nominating Committee is to assess the performance of the board and to make recommendations to the board from time to time, or whenever it shall be called upon to do so, regarding nominees for the board and to ensure our compliance with appropriate corporate governance policies and procedures. The Corporate Governance and Nominating Committee is composed of two directors, each of whom (Messrs. Sellers and Morris) have been determined by the board of directors to be independent within the meaning of Section 803 of the NYSE American LLC Company Guide. The Corporate Governance and Nominating Committee met one time during the fiscal year ended September 30, 2018.

Shareholder nominations

Shareholders who would like to propose a candidate to serve as a member of our board of directors may do so by submitting the candidate’s name, resume and biographical information to the attention of our Corporate Secretary. All proposals for nomination received by the Corporate Secretary will be presented to the Corporate Governance and Nominating Committee for appropriate consideration. It is the policy of the Corporate Governance and Nominating Committee to consider director candidates recommended by shareholders who appear to be qualified to serve on our board of directors. The Corporate Governance and Nominating Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the board of directors and the committee does not perceive a need to increase the size of the board of directors. In order to avoid the unnecessary use of the Corporate Governance and Nominating Committee’s resources, the committee will consider only those director candidates recommended in accordance with the procedures set forth below. To submit a recommendation of a director candidate to the Corporate Governance and Nominating Committee, a shareholder should submit the following information in writing, addressed to the Corporate Secretary of Level Brands at our main office:

  ●
the name and address of the person recommended as a director candidate;

  ●
all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended;

  ●
the written consent of the person being recommended as a director candidate to be named in the proxy statement as a nominee and to serve as a director if elected;

  ●
as to the person making the recommendation, the name and address, as they appear on our books, of such person, and number of shares of our common stock owned by such person; provided, however, that if the person is not a registered holder of our common stock, the person should submit his or her name and address along with a current written statement from the record holder of the shares that reflects the recommending person’s beneficial ownership of our common stock; and

  ●
a statement disclosing whether the person making the recommendation is acting with or on behalf of any other person and, if applicable, the identity of such person.

Code of Ethics and Conduct and Insider Trading Policy

In January 2017 we adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

  ●
conflicts of interest;

  ●
corporate opportunities;

  ●
public disclosure reporting;

  ●
confidentiality;

  ●
protection of company assets;

  ●
health and safety;

  ●
conflicts of interest; and

  ●
compliance with applicable laws.

A copy of our Code of Ethics and Conduct is available on our website at www.levelbrands.com.

Additionally, all of our directors, officers, employees and consultants are subject to our Insider Trading Policy. Our Insider Trading Policy prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. In addition, our Insider Trading Policy prohibits our employees, officers, directors, and consultants from trading on a short-term basis, engaging in a short sale of our securities, engaging in transactions in puts, call or other derivatives tied to our securities, engaging in hedging transactions, holding any of our securities in a margin account or otherwise pledging our securities as collateral for a loan. Any transactions by our directors, officers, employees and consultants must be first pre-cleared by our Chief Executive Officer or our Chief Financial Officer in an effort to assist these individuals from inadvertently violating our Insider Trading Policy. Our Insider Trading Policy also fixes certain quarterly and event specific blackout periods.

Compensation of Directors

Non-employee Director Compensation Program

In December 2016, our board of directors adopted a compensation plan for our non-employee directors which was amended by the board in January 2017. This compensation plan, which was in place during a portion of fiscal 2018, provided that our non-employee directors would be compensated as follows:

  ●
an annual retainer of $10,000 upon joining the board for the first time, paid with the issuance of stock;
  ●
an annual retainer for committee chairpersons of $15,000 for the Audit Committee Chairman, $5,000 for the Compensation Committee Chairman and $2,500 for the Corporate Governance and Nominating Committee Chairman;
  ●
an annual retainer for committee members of $6,000 for service on the Audit Committee, $2,000 for service on the Compensation Committee and $1,000 for service on the Corporate Governance and Nominating Committee; and
  ●
$1,500 for each scheduled board meeting attended.

In addition, board members were reimbursed for out-of-pocket expenses related to participation in board and committee meetings.

In August 2018, after reviewing the results of an independent compensation study on public company executive and board compensation and upon recommendation of the Compensation Committee of our board of directors, the board of directors adopted a new compensation program for our non-employee directors for the 2018 board term which began on March 22, 2018 which includes:

Annual retainer (cash)	$23,000

Annual NSO option grant under our 2015 Equity Compensation Plan, 10 year term, vesting on date of grant; exercise price equal to fair market value on date of grant, cashless exercise	Options to purchase 7,000 shares of common stock

Annual Board committee retainers (cash):
Audit Committee Chair:	$15,000
Audit Committee member:	$7,500
Compensation Committee Chair:	$6,000
Compensation Committee member:	$3,000
Corporate Governance and Nominating Committee Chair:	$4,000
Corporate Governance and Nominating Committee member:	$2,000

In addition, board members are reimbursed for out-of-pocket expenses related to participation in board and committee meetings.

Fiscal 2018 Director Compensation

The following table sets forth the compensation paid or earned for the fiscal year ended September 30, 2018 by our non-employee directors. Our employee directors do not receive compensation for their services as directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Erik Sterling	26,500		16,030				42,530
Anthony K. Shriver	27,500		16,030				43,530
Seymour G. Siegel	42,500		16,030				58,530
Bakari Sellers	36,000		16,030				52,030
Gregory C. Morris	40,000		16,030				56,030

(1)
Represents the grant date value of the options granted during the year, determined in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 10 of the notes to our consolidated financial statements appearing elsewhere in this report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during 2018 and Forms 5 and amendments thereto furnished to us with respect to the year ended September 30, 2018, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2018

ITEM 11.
EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid or earned for the fiscal years ended September 30, 2018 and 2017 to our named executive officers, who are comprised of our chief executive officer and our chief financial officer and chief operating officer, for each of those years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (1)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)(2)	Total ($)

Martin A. Sumichrast	2018	232,500	240,000	0	0	0	0	0	472,500
Chief Executive Officer	2017(2)	90,000	0	127,500	0	0	0	0	217,500

Mark S. Elliott	2018	165,000	100,000	0	519,000	0	0	0	784,000
Chief Financial Officer and Chief Operating Officer	2017(2)	90,000	0	17,000	35,000	0	0	18,000	160,000

(1)
Represents the grant date value of the options and awards granted during the years presented, determined in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the awards are included in Notes 10 and 11 of the notes to our consolidated financial statements appearing elsewhere in this report.

(2)	Stock and option award information updated to reflect corrected valuations.

Compensation arrangements with Martin A. Sumichrast and Mark S. Elliott

In January 2017 we entered into employment agreements with each of Mr. Sumichrast and Mr. Elliott, the terms of which are substantially similar, including:

  ●
the term of each agreement is for one year and it may be extended for additional one year periods at our option upon 60 days’ notice;
  ●
the executive is entitled to an annual base salary of $120,000. The agreement initially provided that the compensation due Mr. Sumichrast is would accrue until the completion of our initial public offering, after which time all accrued compensation was to be paid to him. In April 2017 the employment agreement with Mr. Sumichrast was amended to provide that we begin paying Mr. Sumichrast his compensation on a current basis;
  ●
the executive is entitled to a discretion bonus as determined by our board of directors;
  ●
the executive is entitled to participate in all benefit programs we offer our employees, and such amount of paid vacation as is consistent with his position and length of service to us;
  ●
the agreement will terminate upon his death or disability and may be terminated by us with or without cause, subject to cure periods, or by the executive at his discretion. The executive is not entitled to any severance or similar benefits upon a termination of the agreement; and
  ●
the agreement contains customary non-compete, confidentiality and indemnification provisions.

Following the expiration in January 2018 of the terms of the 2017 employment agreements, each of Messrs. Sumichrast and Elliott continued to provide services to us under those agreements. Pending the finalization of a new employment agreement with Mr. Sumichrast, in January 2018, we made the following compensation changes with Mr. Sumichrast:

  ●
annual base salary of $270,000 effective January 1, 2018; and
  ●
a discretionary bonus award of $240,000 was set based on the prior year accomplishments.

In addition, pending the finalization of a new employment agreement with Mr. Elliott, in January 2018, we made the following compensation changes with Mr. Elliott:

  ●
annual base salary of $180,000 effective January 1, 2018; and
  ●
a discretionary bonus award of $100,000 was set based on the prior year accomplishments.

In May 2018, the board of directors awarded Mr. Elliott options to purchase 150,000 shares of our common stock valued at $519,000, of which options to purchase 75,000 shares vested immediately and options to purchase the remaining 75,000 shares vest in January 2019.

On September 6, 2018 we entered into new employment agreements with each of Mr. Sumichrast and Mr. Elliott, the terms of which are substantially similar, including:

  ●
the initial term of each agreement is for three years, and it may be extended for additional one year terms by written notice by us at least 60 days before the expiration of the then current term;

  ●
we agreed to pay Mr. Sumichrast a base salary of $270,000 and Mr. Elliott an initial base salary of $180,000;

  ●
each executive is eligible for a performance bonus, payable in a combination of cash and awards of common stock, and the performance bonus will be based upon his relative achievement of annual performance goals established by our board of directors upon recommendation of the compensation committee, with input from senior executive management. As of the date of this prospectus the board of directors has not established the performance goals. Any performance bonus stock award will be granted to the executive pursuant to the terms and conditions of our 2015 Equity Compensation Plan or such other compensation plan as may be adopted by our company and our shareholders. In addition, the compensation committee of the board of directors will review each executive's performance on an annual basis, and in connection with such annual review, the executive may be entitled to receive an annual discretionary bonus in such amount as may be determined by the board of directors, upon recommendation of the compensation committee, in its sole discretion;

  ●
each executive is also entitled to participate in all benefit programs we offer our employees, reimbursement for business expenses and such amount of paid vacation as is consistent with his position and length of service to us;

  ●
we may terminate each agreement for "cause", upon the executive's death or disability, or without cause, and the executive may terminate the agreement without cause. In each of the employment agreements, “cause” is defined to mean:

●
committing or participating in an injurious and intentional act of fraud, gross neglect, misrepresentation, embezzlement or dishonesty against us;

●
committing or participating in any other injurious act or omission wantonly, willfully, recklessly or in a manner which was grossly negligent against us;

●
engaging in a criminal enterprise involving moral turpitude;

●
conviction for a felony under the laws of the United States or any state;

●
violation of any Federal or state securities laws, rules or regulations, or any rules or regulations of any stock exchange or other market on which our securities may be listed or quoted for trading;

●
violation of our corporate governance policies which have been formally adopted by the board of directors; or

●
any assignment of the agreement in violation of the terms of the agreement.

●
If we terminate the agreement for cause, or if it terminates upon the executive’s death, or if the executive voluntarily terminates the agreement, neither the executive nor his estate (as the case may be) is entitled to any severance or other benefits following the date of termination. If the agreement is terminated upon his disability, we are obligated to pay him his base salary for three months. If we terminate the agreement without cause or by a "constructive termination" of the agreement, we are obligated to pay him his base salary and provide the benefits he would have otherwise been entitled to for the balance of the then current term of the agreement. Constructive termination is defined under the agreement as the occurrence of one or more of the following events without the express written consent of the executive: (1) a material breach of the agreement by our company; (2) failure by a successor company to assume the obligations under the agreement; and/or (3) a material change in the executive's duties and responsibilities as described under the agreement.

●
in the event of a “change of control” of our company, if the executive's employment is terminated by us without cause within two years of the date of the change of control, or in the 90 days prior to the change of control at the request of the acquiror, we are obligated to pay the executive a lump sum payment equal to the greater of (1) 1.5 times his base salary or (2) all of his base salary remaining to be paid during the initial term, plus all unvested stock options and restricted stock grants will immediately vest and remain exercisable for twelve months from the date of termination. “Change of control” is defined as mean a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act, whether or not we are in fact required to comply with that regulation, provided that, without limitation, such a change in control shall be deemed to have occurred if:
●
any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of our company or a corporation owned, directly or indirectly, by our shareholders in substantially the same proportions as their ownership of our stock, is or becomes the beneficial owner, directly or indirectly, of our securities representing more than 50% of the combined voting power of our then outstanding securities;
●
during any period of two consecutive years (not including any period prior to the execution of the employment agreement), individuals who at the beginning of such period constitute the board of directors and any new director (other than a director designated by a person who has entered into an agreement with us to effect a certain transactions) whose election by the board of directors or nomination for election by our shareholder’s was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority;
●
we enter into an agreement, the consummation of which would result in the occurrence of a change in control of our company;
●
our shareholders approve a merger or consolidation of our company with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior to it continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) of more than 50% of the combined voting power of the voting securities our company or such surviving entity outstanding immediately after such merger or consolidation; or
●
our shareholders approve a plan of complete liquidation of our company or an agreement for the sale or disposition by us of all or substantially all of our assets.
●
the agreement contains customary non-compete, confidentiality and indemnification provisions; provided, however, that in the event we terminate the agreement without cause or if it terminates upon a change of control, the executive is no longer subject to the non-compete provisions of the agreement.

Outstanding Equity Awards at Year End

The following table provides information concerning outstanding equity awards held by each of our named executive officers as of September 30, 2018. Information regarding our 2015 Equity Compensation Plan appears elsewhere in this prospectus under “Description of Capital Stock – 2015 Equity Compensation Plan.”

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Martin A. Sumichrast

Mark S. Elliott	100,000			7.50	1/1/2023
	100,000			4.00	5/1/2024
	75,000			4.78	5/29/2028
		75,000		4.78	5/29/2028

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At December 01, 2018, we had 10,095,356 shares of our common stock issued and outstanding. The following table sets forth information known to us as of December 01, 2018 relating to the beneficial ownership of shares of our common stock by:

  ●
each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

  ●
each director and nominee;

  ●
each named executive officer; and

  ●
all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 4521 Sharon Road, Suite 450, Charlotte, NC 28211. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of our common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from December 01, 2018, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

Martin A. Sumichrast (1)(5)	746,434	7.4%
Mark S. Elliott (2)(5)	381,680	3.7%
Erik Sterling (3)(5)	1,079,667	10.7%
Anthony K. Shriver (4)(5)	134,500	1.3%
Seymour G. Siegel (5)	9,531	*
Bakari Sellers (5)	9,531	*
Gregory C. Morris (5)	9,531	*
All officers and directors as a group (seven persons) (1)(2)(3)(4)(5)	2,370,874	22.7%
Jason Winters (5)(6)	1,032,667	10.2%
The Runnels Family Trust (7)	600,000	5.9%
*
Less than 1%

(1)
The number of shares of our common stock owned by Mr. Sumichrast includes:

•
475,834 shares owned of record by Stone Street Partners, LLC; and

•
270,600 shares owned of record by Washington Capital, LLC.

Mr. Sumichrast in his position at Stone Street Partners, LLC has the right to direct the vote and disposition of securities owned by Stone Street Partners, LLC. Mr. Sumichrast has voting and dispositive control over securities owned by Washington Capital LLC. Mr. Sumichrast disclaims beneficial ownership of the securities held of record by each of these entities except to the extent of his pecuniary interest therein.

(2)
The number of shares of our common stock beneficially owned by Mr. Elliott includes:

•
1,680 shares held of record by his spouse's retirement account; and

•
350,000 shares underlying vested stock options.

(3)
The number of shares of our common stock beneficially owned by Mr. Sterling includes:

•
166,667 shares owned of record by the Sterling Winters Living Trust u/t/d/ December 10, 1993 (the "Trust");

•
583,000 shares owned of record by IM1 Holdings, LLC, a California limited liability company ("IM1 Holdings"); and

•
283,000 shares owned of record by EE1 Holdings, LLC, a California limited liability company ("EE1 Holdings").

Mr. Sterling and Mr. Jason Winters are co-Trustees of the Trust and have shared voting and dispositive control over securities held by the Trust. The Trust is the manager and a member of each of IM1 Holdings and EE1 Holdings and as manager has voting and dispositive control over securities held of record by IM1 Holdings and EE1 Holdings. Mr. Sterling disclaims beneficial ownership of the securities held of record by the Trust, IM1 Holdings and EE1 Holdings except to the extent of his pecuniary interest therein. See footnote 6.

(4)
The number of shares of our common stock beneficially owned by Mr. Shriver includes 50,000 shares held of record by Best Buddies® International. Mr. Shriver has voting and dispositive control over securities held of record by Best Buddies® International. He disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(5)
In connection with our secondary offering which closed in October 2018, our officers and directors and their affiliated entities entered into lock-up agreements with Joseph Gunnar & Co., LLC, the sole book running manager for the offering pursuant to which they each agreed not to enter into certain transactions involving shares of our common stock beneficially owned by them, including but not limited to, the offer, sale, pledge, transfer or other disposition of such shares, until December 27, 2018, subject to certain exclusions.

(6)
Mr. Winters is co-Trustee of the Trust. The number of shares of our common stock beneficially owned by Mr. Winters includes:

•
166,667 shares owned of record by the Trust;

•
583,000 shares owned of record by IM1 Holdings; and

•
283,000 shares owned of record by EE1 Holdings.

Mr. Winters disclaims beneficial ownership of the securities held of record by the Trust, IM1 Holdings and EE1 Holdings except to the extent of his pecuniary interest therein. Mr. Winters address is 39 Princeton Drive, Rancho Mirage, CA 92270. See footnote 3.

(7)
Mr. Runnels, is co-Trustee of The Runnels Family Trust. Mr. Runnels disclaims beneficial ownership of the securities held of record by The Runnels Family Trust except to the extent of his pecuniary interest therein. Mr. Runnels' address is 2049 Century Park East, Suite 320, Los Angeles, CA 90067.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Plans approved by our shareholders:
2015 Equity Compensation Plan	469,650	5.13	845,455
Plans not approved by shareholders	-	-	-

Please see Note 11 of the notes to our audited consolidated financial statements appearing in our 2018 10-K for more information on our 2015 Equity Compensation Plan.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Audit Committee will review any transaction in which we or any of our directors, nominees for director, executive officers or holders of more than 5% of our common stock or any of their immediate family members, is, was or is proposed to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of our average total assets at year-end for our last two completed fiscal years. Our management is responsible for determining whether a transaction contains the characteristics described above requiring review by the Audit Committee of our board of directors.

During the past three years we have engaged in a number of related party transactions with our directors, executive officers, and owners of 10% or more of our common stock which are described in detail in Note 9 to the notes to consolidated financial statements which appears elsewhere in this report.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided for the fiscal years ended September 30, 2018 and 2017:

	2018	2017
Audit Fees	$136,750	$151,300
Audit-Related Fees	28,800	-
Tax Fees	24,525	9,675
All Other Fees	54,850	97,370
Total	$244,925	$258,345

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee of the board. The audit and tax fees paid to the auditors with respect to the fiscal year ended September 30, 2018 and 2017 were approved by the Audit Committee of the board of directors.

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

Date: December 12, 2018	Level Brands, Inc.

	By:	/s/ Martin Sumichrast
Martin A. Sumichrast
Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2018	Level Brands, Inc.

	By:	/s/ Mark Elliott
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

Name	Positions	Date

/s/ Martin A. Sumichrast	Chairman of the Board of Directors, Director	December 12, 2018
Martin A. Sumichrast

	Director	December 12, 2018
Erik Sterling

/s/ Anthony K. Shriver	Director	December 12, 2018
Anthony K. Shriver

/s/ Seymour G. Siegel	Director	December 12, 2018
Seymour G. Siegel

/s/ Bakari Sellers	Director	December 12, 2018
Bakari Sellers

/s/ Gregory C. Morris	Director	December 12, 2018
Gregory C. Morris

EXHIBIT INDEX
		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
1.1	Underwriting Agreement	S-1	9/26/18	1.1
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/4/18	2.1
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation filed December 5, 2016	1-A	9/18/17	2.5
3.6	Bylaws, as amended	1-A	9/18/17	2.6
4.1	Form of placement agent warrant issued in June 2015 private placement	1-A	9/18/17	3.3
4.2	Form of placement agent warrant issued in December 2015 private placement	1-A	9/18/17	3.4
4.3	Form of warrant issued in 8% convertible promissory note offering	1-A	9/18/17	3.5
4.4	Form of selling agents’ warrant issued in November 2017 initial public offering	1-A/A	10/12/17	3.6
4.5	Form of common stock certificate of the registrant	1-A	9/18/17	3.7
4.6	2015 Equity Compensation Plan	1-A	9/18/17	3.8
4.7	Form of stock option award under 2015 Equity Compensation Plan+	1-A	9/18/17	3.9
4.8	Form of warrant issued to Andre Carthen	1-A	9/18/17	3.10
4.9	Form of warrant issued to Nicholas Walker	1-A	9/18/17	3.11
4.10	Form of representative’s warrant	S-1	9/26/18	4.10
10.1	Contribution Agreement by and between Beauty & Pin-Ups, Inc. and Beauty and Pin Ups LLC dated April 13, 2015	1-A	9/18/17	7.1
10.2	Operating Agreement of Beauty and Pin Ups LLC, as amended	1-A	9/18/17	6.1
10.3	Consulting Agreement dated April 13, 2015 by and between Beauty and Pin Ups LLC and Priel Maman	1-A	9/18/17	6.2
10.4	Management Services Agreement dated April 27, 2015 by and between kathy ireland® Worldwide and Level Beauty Group, Inc.	1-A	9/18/17	6.3
10.5	Advisory Services Agreement dated April 27, 2015 by and between Stone Street Partners, LLC and Level Beauty Group, Inc.	1-A	9/18/17	6.4
10.6	Termination Agreement dated October 31, 2016 by and between kathy ireland® Worldwide and Level Beauty Group, Inc.	1-A	9/18/17	6.5
10.7	Termination Agreement dated September 30, 2016 by and between Siskey Capital, LLC and Level Beauty Group, Inc.	1-A	9/18/17	6.6
10.8	Revolving Line of Credit Loan Agreement dated August 7, 2015 from Level Beauty Group, Inc. to LBGLOC, LLC	1-A	9/18/17	6.7
10.9	Promissory Note dated August 7, 2015 from Level Beauty Group, Inc. to LBGLOC LLC	1-A	9/18/17	6.8
10.10	Security Agreement dated August 7, 2015 from Level Beauty Group, Inc. to LBGLOC LLC	1-A	9/18/17	6.9
10.11	Executive Employment Agreement dated January 1, 2017 by and between Level Brands, Inc. and Martin A. Sumichrast +	1-A	9/18/17	6.10
10.12	Executive Employment Agreement dated January 2, 2017 by and between Level Brands, Inc. and Mark S. Elliott +	1-A	9/18/17	6.11
10.13	Master Advisory and Consulting Agreement dated February 8, 2017 by and between Level Brands, Inc. and kathy Ireland® Worldwide	1-A	9/18/17	6.12
10.14	Advisory Agreement dated February 8, 2017 by and between Level Brands, Inc. and Stephen Roseberry +	1-A	9/18/17	6.13
10.15	Advisory Agreement dated February 8, 2017 by and between Level Brands, Inc. and Tommy Meharey+	1-A	9/18/17	6.14
10.16	Advisory Agreement dated February 8, 2017 by and between Level Brands, Inc. and Nicolas Mendoza +	1-A	9/18/17	6.15
10.17	Sublease dated January 1, 2017 by and between Kure Franchise, LLC and Level Brands, Inc.	1-A	9/18/17	6.16
10.18	Form of Filler Supply Agreement for Beauty and Pin Ups LLC	1-A	9/18/17	6.17
10.19	Wholesale License Agreement dated January 12, 2017 by and between kathy ireland ®Worldwide and I'M1, LLC	1-A	9/18/17	6.18

10.20	Amended and Restated Limited Liability Company Agreement of I'M1, LLC effective January 1, 2017	1-A	9/18/17	6.19
10.21	Amended and Restated Limited Liability Company Agreement of Encore Endeavor 1 LLC effective January 1, 2017	1-A	9/18/17	6.20
10.22	Amended and Restated Membership Interest Exchange Agreement dated March 24, 2017, effective January 6, 2017, by and among IM1 Holdings, LLC, I'M1, LLC and Level Brands, Inc.	1-A	9/18/17	7.2
10.23	Amended and Restated Membership Interest Exchange Agreement dated March 24, 2017, effective January 6, 2017, by and among EE1 Holdings, LLC, Encore Endeavor I LLC and Level Brands, Inc.	1-A	9/18/17	7.3
10.24	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.25	Charitable Agreement between Beauty & Pin Ups and Best Buddies International, as amended	1-A	9/18/17	6.22
10.26	Amendment No. 1 to Transaction Fee Agreement dated March 27, 2017 by and between Level Brands, Inc. and T.R. Winston & Company LLC	1-A	9/18/17	6.23
10.27	Form of I'M1 License Agreement	1-A	9/18/17	6.24
10.28	Consulting Agreement dated March 20, 2017 by and between I'M1, LLC and Kure Corp.	1-A	9/18/17	6.25
10.29	Amended and Restated Consulting Agreement dated March 20, 2017 by and between I'M1, LLC and NuGene International, Inc.	1-A	9/18/17	6.26
10.30	Amendment to Executive Employment Agreement dated April 1, 2017 by and between Level Brands, Inc. and Martin A. Sumichrast +	1-A	9/18/17	6.27
10.31	Amendment to Swap Agreement dated March 28, 2017 by and among Beauty and Pin Ups, LLC, Level Brands, Inc. and Dean Gangbar	1-A	9/18/17	7.4
10.32	License Agreement dated March 29, 2017 by and among I'M1, LLC, Kure Corp. and Kure Franchise, LLC	1-A	9/18/17	6.28
10.34	License Agreement dated March 31, 2017 by and between I'M1, LLC and NuGene International, Inc.	1-A	9/18/17	6.29
10.35	Television Series Consulting Agreement dated March 1, 2017 by and between Multi-Media Productions Inc. and Encore Endeavor 1, LLC	1-A	9/18/17	6.30
10.36	Advisory Agreement dated May 9, 2017 by and between Formula Four Beverages Inc., I'M1, LLC and Encore Endeavor 1, LLC	1-A	9/18/17	6.31
10.37	Termination of License Agreement Ab Initio dated June 8, 2017 by and between I'M1, LLC and NuGene International, Inc.	1-A	9/18/17	6.32
10.38	Membership Interest Sale and Purchase Agreement by and among Priel Maman, Level Brands, Inc. and Beauty and Pin-Ups, LLC dated April 26, 2017	1-A	9/18/17	6.33
10.39	Debt Conversion Agreement dated May 15, 2017 by and between Level Brands, Inc. and LBGLOC, LLC, as amended	1-A	9/18/17	6.34
10.40	License Agreement dated March 29, 2017 by and between I'M1, LLC and Andre Phillipe, Inc.	1-A	9/18/17	6.35
10.41	Recording Master License Agreement dated May 23, 2017 by and between McCoo & Davis, Inc. and Encore Endeavor 1 LLC	1-A	9/18/17	6.36
10.42	Form of note conversion agreement	1-A	9/18/17	6.37
10.43	Management Consulting Agreement dated July 1, 2017 by and between Level Brands, Inc. and Market Development Consulting Group, Inc.	1-A	9/18/17	6.38
10.44	Amendment No. 1 to Amended and Restated Consulting Agreement dated July 27, 2017 by and between I'M1, LLC and NuGene International, Inc. and Irrevocable Proxy	1-A	9/18/17	6.39
10.45	Stock Purchase and Escrow Agreement dated July 31, 2017 and among I'M1, LLC, Stone Street Partners, LLC and Pearlman Law Group LLP	1-A	9/18/17	6.40
10.46	Promissory Note dated July 31, 2017 in the principal amount of $275,000 from Stone Street Partners, LLC	1-A	9/18/17	6.41
10.47	License Agreement dated June 27, 2017 by and between I'M1, LLC and Loose Leaf Eyewear and Accessories LLC.	1-A	9/18/17	6.42
10.48	Advisory Agreement dated August 9, 2017 by and among Damiva Inc., I'M1, LLC and Encore Endeavor 1, LLC	1-A	9/18/17	6.43
10.49	Representation Agreement dated August 1, 2017 by and among Encore Endeavor 1 LLC, Romero Britto and Britto Central, Inc.	1-A	9/18/17	6.44
10.50	Amended and Restated Representation Agreement dated September 12, 2017 by and among Encore Endeavor 1 LLC, Dada Media, Inc. and David Tutera	1-A	9/18/17	6.45
10.51	Amendment dated September 8, 2017 to Master Advisory and Consulting Agreement by and between Level Brands, Inc. and kathy Ireland® Worldwide	1-A	9/18/17	6.47
10.52	Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc. and kathy ireland® Worldwide+	1-A	9/18/17	6.48
10.53	Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc. and Andre Carthen	1-A	9/18/17	6.49
10.54	Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc. and Nicholas Walker	1-A	9/18/17	6.50
10.55	Distribution Agreement dated August 29, 2017 by and between Beauty and Pinups, LLC and East Coast Enterprises, Inc.	1-A	9/18/17	6.51
10.56	Advisory Agreement dated September 1, 2017 by and between Level Brands, Inc. and Jon Carrasco +	1-A	9/18/17	6.52
10.57	Production Services Agreement dated September 19, 2017 by and between Multimedia Productions, Inc. and Encore Endeavor 1, LLC	1-A/A	10/12/17	6.53
10.58	License Agreement dated September 8, 2017 by and between Level Brands, Inc. and kathy ireland® Worldwide	1-A	9/18/17	6.54
10.59	Advisory Agreement dated September 22, 2017 by and between SG Blocks, Inc. and Encore Endeavor 1, LLC	1-A/A	10/12/17	6.55
10.60	Written description of material terms of oral agreement between Encore Endeavor 1 LLC and Sandbox LLC	1-A/A	10/12/17	6.56

10.61	Agreement dated August 1, 2017 by and between Level Brands, Inc. and Kure Corp.	10-K	12/26/17	10.62
10.62	Form of Revolving Line of Credit Loan Agreement dated December 12, 2017 by and between Level Brands, Inc. and Kure Corp.	8-K	12/12/17	10.64
10.63	Form of Security Agreement dated December 12, 2017 by and between Level Brands, Inc. and Kure Corp.	8-K	12/12/17	10.65
10.64	Form of Promissory Note in the principal amount of $500,000 dated December 12, 2017 due from Kure Corp.	8-K	12/12/17	10.66
10.65	Sublease dated December 21, 2017 by and between Kure Franchise, LLC and Level Brands, Inc.	10-K	12/26/17	10.66
10.66	License Agreement dated December 30, 2017 by and between Level Brands, Inc. and Isodiol International, Inc.	8-K	1/5/18	10.67
10.67	Advisory Agreement dated March 8, 2018 by and between Level Brands, Inc. and Nic Mendoza	10-Q	5/15/18	10.69
10.68	Advisory Agreement dated March 8, 2018 by and between Level Brands, Inc. and Tommy Meharey	10-Q	5/15/18	10.70
10.60	Advisory Agreement dated March 8, 2018 by and between Level Brands, Inc. and Stephen Roseberry	10-Q	5/15/18	10.71
10.71	Sublease effective April 11, 2018 by and between 4th Floor Properties LLC and Level Brands, Inc.	10-Q	5/15/18	10.72
10.72	Amendment to promissory note with Stone Street Partners LLC	10-Q	8/14/18	10.74
10.73	License Agreement dated June 26, 2018 by and between Level Brands, Inc. and Boston Therapeutics, Inc.	8-K	6/27/18	10.73
10.74	First Amendment to License Agreement dated January 19, 2018 by and between Level Brands, Inc. and Isodiol International, Inc.	8-K	1/22/18	10.69
10.75	Executive Employment Agreement dated September 6, 2018 by and between Level Brands, Inc. and Martin A. Sumichrast	8-K	9/7/18	10.75
10.76	Executive Employment Agreement dated September 6, 2018 by and between Level Brands, Inc. and Mark S. Elliott	8-K	9/7/18	10.76
10.77	Secured Promissory Note dated December 4, 2018 in the principal amount of $2,000,000 from Cure Based Development LLC	8-K	12/4/18	10.1
10.78	Security Agreement dated December 4, 2018 by and between Level Brands, Inc. and Cure Based Development, LLC	8-K	12/4/18	10.2
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
21.1	Subsidiaries of the registrant	10-K	12/26/17	21.1
23.1	Consent of Cherry Bekaert LLP				Filed
24.1	Power of attorney (included on signature page of this report)				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase

+ Indicated management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Level Brands, Inc. and subsidiaries
Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Level Brands, Inc. and subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2016.

Charlotte, North Carolina
December 12, 2018

LEVEL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND 2017

	2018	2017
Assets

Current assets:
Cash and cash equivalents	$4,282,553	$284,246
Accounts receivable	307,874	141,462
Accounts receivable - related party	1,537,863	712,325
Accounts receivable other	1,743,874	12,440
Accounts receivable other - related party	-	236,364
Marketable securities	1,050,961	-
Investment other securities	1,159,112	859,112
Note receivable	459,000	-
Note receivable - related party	156,147	276,375
Inventory	123,223	588,197
Deferred issuance costs	28,049	497,735
Prepaid consulting agreement	200,000	-
Prepaid rent	180,000	-
Prepaid expenses and other current assets	561,491	85,420
Total current assets	11,790,147	3,693,676

Other assets:
Property and equipment, net	53,480	135,476
Intangible assets, net	3,173,985	3,240,287
Total other assets	3,227,465	3,375,763

Total assets	$15,017,612	$7,069,439

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND 2017
(continued)

Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$473,717	$397,601
Accounts payable - related party	7,860	67,879
Deferred revenue	161,458	41,417
Accrued expenses	6,920	123,823
Accrued expenses - related party	320,000	892,805
Total current liabilities	969,955	1,523,525

Long term liabilities
Long term liabilities	7,502	-
Long term liabilities, to related party	-	360,000
Deferred tax liability	21,000	37,000
Total long term liabilities	28,502	397,000

Total liabilities	998,457	1,920,525

Level Brands, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
8,123,928 and 5,792,261 shares issued and outstanding, respectively	8,124	5,792
Additional paid in capital	21,781,095	10,463,480
Accumulated other comprehensive income (loss)	(2,512,539)	-
Accumulated deficit	(6,669,497)	(6,257,421)
Total Level Brands, Inc. shareholders' equity	12,607,183	4,211,851
Non-controlling interest	1,411,972	937,063
Total shareholders' equity	14,019,155	5,148,914

Total liabilities and shareholders' equity	$15,017,612	$7,069,439

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017

Sales	$6,453,173	$3,650,480
Sales related party	1,992,046	1,731,238
Total Gross Sales	8,445,219	5,381,718
Allowances	(25,077)	(906,765)
Net sales	6,428,096	2,743,715
Net sales related party	1,992,046	1,731,238
Total Net Sales	8,420,142	4,474,953
Costs of sales	2,673,272	1,355,381
Gross profit	5,746,870	3,119,572
Operating expenses	5,629,771	3,358,863
Income (loss) from operations	117,099	(239,291)
Debt conversion expense	-	(446,250)
Other than temporary impairment on marketable securities	-	(175,000)
Loss on disposal of property	(69,310)	-
Interest expense	(955)	(500,627)
Income (loss) before provision for income taxes	46,834	(1,361,168)
Provision for income taxes	16,000	25,000
Net Income (loss)	62,834	(1,386,168)
Net Income (loss) attributable to non-controlling interest	474,909	352,566

Net loss attributable to Level Brands, Inc. common shareholders	$(412,075)	$(1,738,734)

Loss per share, basic and diluted	$(0.05)	$(0.38)
Weighted average number of shares outstanding	7,742,644	4,524,985

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017

Net Income (Loss)	$62,834	$(1,386,168)
Other Comprehensive Income:
Net Unrealized Gain (Loss) on Marketable Securities, net of tax of $0	(2,512,539)	-
Comprehensive Income (Loss)	(2,449,705)	(1,386,168)

Comprehensive Income (loss) attributable to non-controlling interest	474,909	352,566
Comprehensive Income (Loss) attributable to Level Brands, Inc. common shareholders	$(2,924,614)	$(1,738,734)

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net income (loss)	$62,834	$(1,386,168)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	639,631	56,533
Restricted stock expense	39,100	156,400
Amortization of debt issue costs	-	305,800
Depreciation and amortization	222,546	71,276
Issuance of stock / warrants for services	496,502	627,825
Other-than-temporary impairment on marketable securities	-	175,000
Debt conversion expense	-	446,250
Inventory / marketing material impairment	262,343	67,226
Intangible impairment	240,000	-
Accounts receivable impairment	-	50,000
Loss on sale of property and equipment	69,311	4,000
Common stock issued as charitable contribution	-	17,000
Non-cash consideration received for services provided	(3,404,502)	(1,932,552)
Changes in operating assets and liabilities:
Accounts receivable	(499,373)	(27,488)
Accounts receivable - related party	(492,577)	(712,325)
Other accounts receivable	(1,890,434)	(12,440)
Other accounts receivable – related party	236,364	(36,364)
Note receivable	(459,000)	-
Note receivable - related party	120,228	(1,375)
Inventory	255,894	(41,216)
Prepaid consulting agreement	(200,000)	-
Prepaid rent	(180,000)	-
Prepaid expenses and other current assets	(529,335)	58,458
Accounts payable and accrued expenses	285,156	(745,252)
Accounts payable and accrued expenses – related party	(951,824)	278,265
Interest Payable	-	184,889
Deferred Revenue	120,041	41,417
Deferred tax liability	(16,000)	25,000
Cash used by operating activities	(5,573,095)	(2,329,841)

Cash flows from investing activities:
Proceeds from sale of investments to a related party	-	200,000
Purchase of other investment securities	(300,000)	-
Purchase of intangible assets	(360,000)	-
Purchase of property and equipment	(23,559)	(7,967)
Cash provided by (used by) investing activities	(683,559)	192,033

Cash flows from financing activities:
Proceeds from issuance of common stock	10,927,535	829,497
Exercise of stock options	-	3,002
Deferred issuance costs	(672,574)	(39,723)

Debt issuance cost	-	(200,800)
Proceeds from convertible note	-	2,125,000
Distribution related party	-	(29,180)
Repayments of line of credit	-	(300,000)
Cash provided by financing activities	10,254,961	2,387,796
Net (decrease) increase in cash	3,998,307	249,988
Cash and cash equivalents, beginning of year	284,246	34,258
Cash and cash equivalents, end of year	$4,282,553	$284,246

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017
(continued)

Supplemental Disclosures of Cash Flow Information:

	2018	2017

Cash Payments for:
Interest expense	$955	$5,210

Non-cash financial activities:
Equity investment exchange to be issued in the future, included in Accounts receivable other	160,000	-
Non-cash financial activities:
Common stock issued to purchase membership interest – I’M1	-	971,667
Common stock issued to purchase membership interest – EE1	-	471,668
Non-controlling interest transfer	-	950,242
Strike price adjustment on placement agent warrants	-	31,350
Common stock issued for warrant exercise	-	38
Common Stock issued for conversion of Line of Credit	-	773,177
Common Stock issued for conversion of Promissory Notes	-	2,252,500
Deferred IPO costs acquired via issuance of payables	-	362,817
Deferred issuance costs acquired via issuance of stock/warrants	-	95,195
Distributions of stock to non-controlling interests	-	223,440
Stock and warrants issued for intangible assets	-	379,714
Fixed assets acquired through lease	-	14,983
Non-cash proceeds on sale of fixed assets	-	7,000
Intellectual property issued via issuance of payables	-	945,000
Warrants issued to IPO selling agent	171,600	-

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Income(loss)	Deficit	Interest	Total
Balance, September 30, 2016	3,400,834	$3,401	$4,847,362	-	$(4,487,336)	$(656,152)	$(292,725)
Issuance of common stock	494,717	494	993,054	-	-	(164,051)	829,497
Issuance of options for share based compensation	-	-	56,533	-	-	-	56,533
Issuance of stock and warrants for services	110,260	110	627,715	-	-	-	627,825
Issuance of stock for deferred IPO costs	24,100	24	95,171	-	-	-	95,195
Issuance of restricted stock for share based compensation	-		156,400	-	-	-	156,400
Issuance of stocks and warrants for intellectual property acquisition	70,500	71	379,643	-	-	-	379,714
Issuance of stock charitable contribution	20,000	20	16,980	-	-	-	17,000
Exercise of stock options and warrants	39,856	40	2,962	-			3,002
Investment in membership interests acquired	866,000	866	735,235	-	-	707,234	1,443,335
Change in exercise price	-	-	31,350	-	(31,350)	-	-
Conversion of debt to equity	765,994	766	3,471,161	-			3,471,927
Acquisition of non-controlling interests	-	-	(950,086)	-	-	950,086	-
Distributions			-	-		(252,620)	(252,620)
Net loss	-	-	-	-	(1,738,734)	352,566	(1,386,169)
Balance, September 30, 2017	5,792,261	5,792	10,463,480	-	(6,257,421)	937,063	5,148,914
Issuance of common stock	2,000,000	2,000	9,971,114	-	-	-	9,973,114
Issuance of options for share based compensation	-	-	639,631	-	-	-	639,631
Issuance of stock for deferred IPO costs	-	-	171,600	-	-	-	171,600
Issuance of stock and warrants for services	331,667	332	496,170	-	-	-	496,502
Issuance of restricted stock for share based compensation	-		39,100	-	-	-	39,100
Other Comprehensive income (loss)	-	-	-	(2,512,539)	-	-	(2,512,539)
Net loss	-	-	-	-	(412,076)	474,909	62,834
Balance, September 30, 2018	8,123,928	8,124	21,781,095	(2,512,539)	(6,669,497)	1,411,972	14,019,155

See Notes to Consolidated Financial Statements

LEVEL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business – Level Brands, Inc. ("Level Brands", "we", "us", “our”, "Parent Company” or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands Inc. We strive to be an innovative branding and marketing company and, through our subsidiaries, we focus our efforts on lifestyle-based brands. We operate from our offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30, therefore our 2018 fiscal reporting period is from October 1, 2017 to September 30, 2018 and our 2017 fiscal reporting period is from October 1, 2016, to September 30, 2017 (the “periods”).

In March 2015, the Company formed Beauty and Pin-Ups, LLC ("BPU"), a North Carolina limited liability company, and contributed $250,000 in exchange for our member interest. As of September 30, 2016 we owned a 78% member interest in BPU. In addition, pursuant to the Amended and Restated Operating Agreement of Beauty & Pin-Ups, we were granted the right to redeem the 10% membership interest of Sigan Industries Group (“Sigan”) for $110,000 at any time before April 13, 2017. In October 2016, as amended in March 2017, we acquired Sigan’s membership interest in exchange for 129,412 shares of our common stock valued at $110,000. As of March 31, 2017 we owned an 88% member interest in BPU. In April 2017 we acquired the remaining 12% membership interest in exchange for 155,294 shares of our common stock valued at $132,000. As of September 30, 2018 we owned a 100% member interest in BPU. BPU manufactures, markets and sells an array of beauty and personal care products, including hair care and hair treatments, as well as beauty tools. BPU’s products are sold to the professional segment, principally through distributors to professional salons in the North America.

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

Level H&W, LLC (“Level H&W”) was formed in North Carolina in October 2017 and began operations in fiscal 2018. The Company signed an agreement with kathy ireland® Worldwide to retain exclusive rights to the intellectual property and other rights in connection with kathy ireland® Health & Wellness and its associated trademarks and tradenames. The Company establishes licensing arrangements under the kathy ireland® Health & Wellness brand. The agreement was initially a seven year agreement with a three year option to extend by the Company. The Company agreed to pay $840,000 over the license term of seven years, of which $480,000 was paid in January 2018, and $120,000 paid on January 1 of subsequent years until paid in full. The agreement can be extended for an additional three years by paying an upfront additional $360,000 upon agreement extension. The Company will pay kathy ireland® Worldwide 33 1/3% of net proceeds we receive under any sublicense agreements we may enter into for this intellectual property as royalties, with credit being applied for any payments made toward the $840,000.

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

Use of Estimates

The preparation of the Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, common stock prior to IPO, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2017, management determined an accounts receivable allowance of $50,000 was appropriate due to possible uncollectability. We did not have an allowance at September 30, 2018.

In addition, the Company may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either an investment marketable security (when the customer is a publicly traded entity) or as an investment other security (when the customer is a privately held entity).

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

Other-than-Temporary Impairment

The Company’s management periodically assesses its marketable securities and investment other securities, for any unrealized losses that may be other-than-temporary and require recognition of an impairment loss in the consolidated statements of operations. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its carrying value, the financial condition and prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income in the consolidated statements of operations.

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

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for routine maintenance and repairs are charged to operations as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for show booths and equipment, three years for manufacturer’s molds and plates, three years for computer, furniture and equipment, and three years for software. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statements of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including number of contracts acquired and retained as well as revenues from those contracts, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Events that are assessed include contracts acquired and lost that are associated with the intangible assets, as well as the revenues associated with those contracts.

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

 Common stock

Level Brands was a privately owned company until November 2017 and as such there was no market for the shares of its common stock. Previously, we valued a share of common stock based on recent financing transactions that include the issuance of common stock to an unrelated party at a specified price. In the event, however, that there was not a recent and significant equity financing transaction or the nature of the business had significantly changed subsequent to an equity financing, we used valuation techniques, which could include discounted cash flow analysis, comparable company review, and consultation with third party valuation experts to assist in estimating the value of our common stock. On November 17, 2017, the Company completed its IPO, thus our stock has been valued by the market since that date.

Revenue Recognition

The Company's policy on revenue is to recognize revenue when persuasive evidence of an arrangement exists, shipping has occurred or service obligations have been satisfied, the sales price is fixed or determinable and collection is probable. The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is typically upon shipping. Net sales are comprised of gross revenues less expected product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Although the Company does not have a formal return policy, from time to time the Company will allow customers to return certain products.  A business decision related to customer returns is made by the Company and is performed on a case-by-case basis. We record returns as a reduction in sales and based on whether we dispose of the returned product, adjust inventory and record expense as appropriate. There were no allowances for sales returns as of September 30, 2018 and 2017.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $1,059,000 and $352,000 in advertising and related marketing and promotional costs included in operating expenses during the years ended September 30, 2018 and 2017, respectively.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2018 and 2017, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had an $0 uninsured balance at September 30, 2018 and a $4,728 uninsured balance at September 30, 2017. Funds which are not subject to coverage or loss under FDIC were $4,003,003 and $0 at September 30, 2018 and 2017, respectively.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company had three customers whose revenue in total represented 75% of the Company’s net sales for the year ended September 30, 2018, such customers represented 51%, 10%, and 14% of net sales. The aggregate accounts receivable balance of such customers represented 92% of the Company’s total accounts receivable and other accounts receivable as of September 30, 2018. The Company had five customers whose revenue in total represented 83% of the Company’s net sales for the year ended September 30, 2017 and whose accounts receivable balance in total represented 86% of the Company’s total accounts receivable as of September 30, 2017.

The Company had one service provider from whom the Company made approximately 23% of their purchases related to cost of sales during the 2018 fiscal year, and had no service provider from whom the Company made over 10% of their purchases during the 2017 fiscal year.

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

Stock-Based Compensation

We account for our stock compensation under ASC -718-10-30 “Compensation - Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

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

Net Loss Per Share

The Company uses ASC 260-10, “Earnings Per Share” for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

At September 30, 2018 and 2017, 781,826 and 545,475 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

New Accounting Standards

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption was permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company will adopt this standard in the first quarter of fiscal 2019 retrospectively with a cumulative adjustment to retained earnings. The Company in in process of reviewing all contracts to determine if there is any impact in implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

NOTE 2 – ACQUISITIONS

In March 2015 Level Brands formed BPU, a North Carolina limited liability company, and contributed $250,000 in exchange for its member interest. In April 2015 BPU entered into a Contribution Agreement with Beauty & Pinups, Inc., a New York corporation ("BPUNY"), and two members. Under the terms of the Contribution Agreement, BPUNY and its founder contributed the business and certain assets, including the trademark “Beauty & Pin Ups” and its variants, certain other intellectual property and certain inventory to BPU in exchange for a (i) 22% membership interest for two members, and (ii) $150,000 in cash. The fair value of the noncontrolling membership interest issued was based on the value of the initial contribution of $250,000 made by Level Brands. The total consideration paid was allocated to the net assets acquired based on relative fair values of those net assets as of the transaction date, in accordance with the Fair Value Measurement topic of the FASB ASC 820. The fair value was comprised of the cash, accounts payable acquired, non-controlling interest, intangibles, and a minimal amount of inventory, all in aggregate valued at $486,760. The Company recorded an impairment charge of $240,000 as impairment to intangibles under the BPU segment for the year ended of September 30, 2018, see Note 6 for further details.

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. If there is insufficient data to support the valuation of the security directly, the company will value it, and the underlying revenue, on the estimated fair value of the services provided. Where an accounts receivable other is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either an investment marketable security (when the customer is a public entity) or as an investment other security (when the customer is a privately held entity).

As of April 2017, the Company received 2,500,000 shares of common stock as terms of its agreement for services, which was valued at $650,000 based on the trading price on the OTC Markets Group, Inc. the day of issuance, which was $0.26 per share. The shares were restricted as indicated under Securities Act of 1933 and may not be resold without registration under the Securities Act of 1933 or an exemption therefrom. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange.

As of June 30, 2017, the trading price on the OTC Markets was $0.03 and the Company had exchanged the 2,500,000 shares of common stock with the issuer for 65 shares of preferred stock. The 65 shares of preferred stock issued were each convertible using the lesser of either $0.26 per share or the 30 day trading average, that would provide a number of shares equal to the value of $10,000 per share. The Company classified the preferred stock as Level 3 for fair value measurement purposes as there were no observable inputs. The preferred shares also contained a put option for the holder for the stated value per share. The Company determined that the value of the preferred shares was $475,000, which was an approximation of fair market value. On July 31, 2017 the Company sold the preferred shares to a related party for $475,000; $200,000 in cash and a short term note receivable for $275,000 due July 31, 2018. As a result, the Company recorded an other-than-temporary impairment on securities for the year ended September 30, 2017 of $175,000 in the consolidated statement of operations. The short term note had a balance of $156,147 at September 30, 2018 and was subsequently amended with a payoff date of December 31, 2018.

On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share, the shares are not restricted. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, Level Brands, and also distributed shares valued at $223,440 to its non-controlling interests. In August 2017, the Company also provided referral services for kathy ireland WorldWide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. The Company assessed the common stock and determined there was not an impairment for the year ended September 30, 2018.

On September 19, 2017, I’M1 and EE1 in aggregate exercised a warrant for 56,552 shares of common stock for services delivered to a customer and accounted for this in Investment Other Securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $56,552, which was based on all 2017 financing transactions of the customer set at $1.00 per share, with the most recent third party transaction in August 2017. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including financial projections provided by the issuer and conversations with the issuer management regarding the Company’s recent results and future plans and the Company’s financing transactions over the past twelve months. The Company assessed the common stock and determined there was not an impairment for the period ended September 30, 2018.
In November 2017, the Company completed services in relation to an agreement with SG Blocks, Inc. (NASDAQ: SGBX). As payment for these services, SG Blocks issued 50,000 shares of its common stock to Level Brands. The customer is a publicly traded entity and the stock was valued based on the trading price at the day the services were determined delivered, which was $5.09 per share for an aggregate value of $254,500. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange. The common stock is held as available for sale, and at September 30, 2018, the shares were $4.00 per share, and we have recorded $(54,500) as other comprehensive income (loss) on the Company’s consolidated financial statements for the year ended September 30, 2018. The Company assessed the common stock and determined there was not an indication of an other-than-temporary impairment.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp, then a related party. As payment for these services, Kure Corp. issued 400,000 shares of its stock to the Company. The customer was a private entity and the stock was valued at $200,000, which was based on financing activities by Kure Corp. in September 2017 in which shares were valued at $0.50 per share. In addition, in December 2017, the Company engaged and completed advisory services in relation to an additional agreement with Kure Corp., for services related to their “vape-pod” strategy. As payment for these services, Kure Corp. issued an additional 400,000 shares of its stock to the Company which the Company received in January 2018. These shares were also valued at $200,000. The Company had classified this common stock, cumulative value of $400,000, as Level 3 for fair value measurement purposes as there were no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. On April 30, 2018, Kure Corp. merged with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company. In the merger agreement, each share of Kure Corp. was valued at $1.00 as the initial value and is to be exchanged for shares of Isodiol in three issuances as follows: 1) 30% of the initial value issued on May 1, 2018, the balance of shares issued based on earn out goals as 2) 50% of the initial value to be issued on January 31, 2019 on a prorata basis based on sales and using the prior 10 day volume weighted average price of Isodiol shares and 3) 20% of the initial value to be issued on January 31, 2020 on a prorata basis based on sales and using the prior 10 day volume weighted average price of Isodiol shares. We recorded the first issuance of 380,952 shares based on a trading price on April 30, 2018 of $0.63 per share valued at $240,000 as a Level 1 for fair value measurement purposes as the stock is actively traded on an exchange. We also removed the value of the Kure Corp. equity of $400,000 from our Level 3 investments as part of the exchange described above. As the full value of the Kure Corp. equity will not be received until the future issuances based on the above earn out goals, we have recorded an accounts receivable other of $160,000 as of September 30, 2018. The Company has assessed the other accounts receivable and determined there is no indication that we will not receive the full amount. The common stock is held as available for sale, and at September 30, 2018, after a 1 for 10 reverse split, the trading price of the shares was $2.88 per share, and we recorded $(130,026) as other comprehensive income (loss) on the Company’s consolidated financial statements for the year ended September 30, 2018. The Company also assessed the common stock and determined there was not an indication of an other-than-temporary impairment

On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from a current customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The customer is a privately held entity. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. As of September 30, 2018, the Company has determined there is no impairment on the value of the shares of stock.

On December 30, 2017 Level Brands entered into an Agreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. The agreement required the Company to create a global branding and marketing campaign, which includes a joint strategy to develop Isodiol’s brand and products, an influencer program, and a social and traditional media strategy. As payment for these services, Isodiol agreed to pay $2,000,000 and issued 1,679,321 shares of its common stock to the Company, based on the trading price on the day of the agreement, which was $1.1909 per share. These shares were issued on January 22, 2018. In addition, the Company will provide ongoing quarterly support of the campaign which includes two branded videos each quarter, Ms. Ireland’s direct involvement in meetings or conferences once each quarter, and ongoing social media support by Ms. Ireland and Level Brands, all the services valued at $750,000 per quarter. This amount will be paid through issuance of Isodiol stock and the number of shares issued will be determined based on the trading value of Isodiol stock on the last day of each quarter. Isodiol made the $750,000 payment for quarterly services for March 31, 2018 through the issuance of shares of common stock, no other shares have been issued as of September 30, 2018 and thus we have recorded an accounts receivable other of $1,352,000 as of September 30, 2018. The common stock is held as available for sale, and at September 30, 2018, after a 1 for 10 reverse split, the shares were valued at $2.88 per share, and we recorded $(2,157,013) as other comprehensive income (loss) on the Company’s consolidated financial statements for the year ended September 30, 2018. The Company assessed the common stock and based on conversations with the company regarding its recent acquisitions, position in the CBD market, current financing events, and overall strategy, determined there was not an indication of an other-than-temporary impairment.

The table below summarizes the assets valued at fair value as of September 30, 2018:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at September 30, 2018

Marketable securities	$1,050,961	-	$-	$1,050,961
Investment other securities	-	-	$1,159,112	$1,159,112

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2017	$-	$-	$859,112	$859,112
Receipt of equity investment upon completion of services	$3,004,500	$-	$400,000	$3,404,500
Purchase of preferred shares, convertible into common stock	$-	$-	$300,000	$300,000
Exchange of equity via owner merger into public company	$240,000	$-	$(400,000)	$(160,000)
Change in value of equity, other comprehensive income	$(2,193,539)	$-	$-	$(2,193,539)
Balance at September 30, 2018	$1,050,961	$-	$1,159,112	$2,210,073

NOTE 4 – INVENTORY

Inventory at September 30, 2018 and 2017 consists of the following:

	2018	2017
Finished goods	$18,531	$375,459
Inventory components	104,692	212,738
Total	$123,223	$588,197

During the year ended September 30, 2018, the Company determined that inventory was impaired by approximately $262,000. During the year ended September 30, 2017, the Company determined that inventory was impaired by approximately $67,000. Impairment charges were recorded within operating expenses for the respective periods.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2018 and 2017 consist of the following:

	2018	2017
Computers, furniture and equipment	$59,770	$37,261
Show booth and equipment	49,123	171,986
Manufacturers’ molds and plates	34,200	34,200
	143,093	243,447
Less accumulated depreciation	(89,613)	(107,971)
Net property and equipment	$53,480	$135,476

Depreciation expense related to property and equipment was $36,244 and $55,755 for the years ended September 30, 2018 and 2017, respectively

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

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725. In addition, the Company agreed to pay $65,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Chef Andre," "Andre Carthen," ACafe" or "Fit Chef" and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $45,068 and $2,917 for the years ending September 30, 2018 and 2017.

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750. In addition, the Company agreed to pay $40,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Jardin," "Nicholas Walker," "Nicholas Walker Jardin," "Nicholas Walker Garden Party," "Cultivated by Nicholas Walker," and "Jardin Du Jour," and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $25,426 and $1,603 for the years ending September 30, 2018 and 2017.

In September 2017, the Company entered into an exclusive seven year license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 was due in equal installments on January 1 of subsequent years until the license fee is paid, and were classified as long term liabilities related party as of December 31, 2017. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. In January 2018, the Company amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000, on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as an accrued expense to related party as of September 30, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds. We are amortizing the capitalized value of the cash over the ten year term of the agreement and have amortized $115,806 and $0 for the years ending September 30, 2018 and 2017.

Intangible assets as of September 30, 2018 and 2017 consisted of the following:

	September 30,	September 30,
	2018	2017
Trademark and other intellectual property related to BPU	$246,760	$486,760
Trademark and other intellectual property related to I’M1	971,667	971,667
Trademark and other intellectual property related to EE1	471,667	471,667
Trademark, tradename and other intellectual property related to kathy ireland®Health & Wellness™, net	1,074,194	830,000
Wholesale license agreement with Chef Andre Carthen, net	262,077	307,146
Wholesale license agreement with Nicholas Walker, net	147,620	173,047
Total	$3,173,985	$3,240,287

The Company has three definite lived intangible assets, which have seven or ten year lives.

Future amortization schedule:
Intangible	Total unamortized cost	2019	2020	2021	2022	2023	thereafter
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness™	$1,074,194	$116,129	$116,129	$116,129	$116,129	$116,129	$493,549
Wholesale license agreement with Chef Andre Carthen	$262,077	$44,294	$44,294	$44,294	$44,294	$44,294	$40,607
Wholesale license agreement with Nicholas Walker	$147,620	$24,950	$24,950	$24,950	$24,950	$24,950	$22,871

The Company performs an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred and the Company evaluates the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company has performed a qualitative and quantitative analysis for the year ended September 30, 2017 and determined there has been no impairment. The Company has performed a qualitative and quantitative analysis for the year ended September 30, 2018 accounting for the performance of BPU and the business shift in relation to its original business model and current focus on licensing, and has determined that an impairment is required. As a result, the Company recorded an impairment charge of $240,000 as impairment to intangibles under the BPU segment for the year ended of September 30, 2018. No other impairments were identified. Based upon the anticipated changes to BPU’s business model, the Company has determined that it is appropriate to reclassify the remaining carrying value of this intangible asset to a definite-lived asset. The Company expects to begin amortizing this asset beginning in the first quarter of 2019. This reclassification is being accounted for as a prospective change in estimate.

The Company performs an impairment analysis at August 1 annually on the definite lived intangible assets following the steps laid out in ASC 360-10-35-21. We first assess if there is an indicator of possible impairment such as change in the use of the asset, market price changes in the asset, or other events that impact the value of the asset. If an indicator is present we then perform a quantitative analysis to determine if the carrying amount of the asset is recoverable. This is done by comparing the total undiscounted future cash flows of the long-lived asset to its carrying amount. If the total undiscounted future cash flows exceed the carrying amount of the asset, the carrying amount is deemed recoverable and an impairment is not recorded. If the carrying amount of a long-lived asset is deemed to be unrecoverable, an impairment loss needs to be estimated. In order to calculate the impairment loss, the fair value of the asset must be determined. Fair value referenced here is determined using the guidance in FASB ASC Topic 820. After assessing indicators for impairment, the Company determined that a quantitative analysis was not needed as of September 30, 2018.

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

The outstanding balances due under the agreements were $0 at September 30, 2018 and 2017, respectively.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

On October 4, 2016 and October 24, 2016, the Company issued in aggregate $2,125,000 of 8% Convertible Promissory Notes to accredited investors. The securities consisted of 8% Convertible Notes with warrants to purchase 141,676 shares of the Company’s stock (the “Notes”). The Notes were convertible upon an IPO resulting in gross proceeds to the Company of at least $10,000,000, prior to July 1, 2017, at the option of the investor. The conversion price for the Notes was $5.00. All Notes converted will be subject to a 12-month lockup post IPO. The warrants have an exercise price of $7.80. The warrants expire in September 2021.

Effective June 30, 2017, the Company converted the $2,125,000 principal amount of Notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. In this transaction, the Company issued 570,254 shares of common stock.

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

The outstanding balances due under the Notes was $0 at both September 30, 2018 and 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

In November 2016 we issued 20,000 shares of our common stock valued at $17,000 to Best Buddies International as a charitable contribution. Best Buddies International is an affiliate of a member of our board of directors.

On January 1, 2017, we entered into a sublease agreement for office space with Kure Corp., then a related party. The lease is for one year and the space was to be used by our subsidiary BPU. This sublease ended on January 1, 2018.

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

In February 2017 the Company entered into an advisory agreement with Mr. Jon Carrasco, expiring in February 2019, pursuant to which he provides advisory and consulting services to us including serving as Global Creative Director of EE1 and I’M1. We have agreed to pay Mr. Carassco a nominal monthly fee for his services.

In February 2017 EE1 arranged, coordinated and booked for Sandbox LLC a travel related event, arranging for travel and concierge related services. Under the terms of the oral agreement, EE1 was paid $68,550 for its services, which was recorded as consulting/advisory revenue. Sandbox LLC is an affiliate of a member of our board of directors.

In March 2017, our subsidiary I’M1 entered into a consulting agreement with Kure Corp, then a related party. In this agreement I’M1 provided services delivered in two phases. The first phase was delivered by March 31, 2017 which included a social media blitz and marketing and branding support and strategies for $200,000. The second phase was delivered by June 22, 2017 which included modeling impressions for the brand and extension of publicity to other media outlets for $400,000. In addition, in March 2017, I’M1 entered into a separate licensing agreement for 10 years with Kure Corp. under which we are to receive royalties based on gross sales of Kure Corp. products with the I’M1 brand.

On June 6, 2017, pursuant to an agreement dated May 15, 2017, the Company converted the line of credit with LBGLOC LLC, which included the outstanding principal balance of $593,797 and the accrued interest of $179,380 for a total payoff amount of $773,177 into common shares of the Company at a price of $3.95 per share. One member of LBGLOC LLC, Stone Street Partners Opportunity Fund II LLC, then an affiliate of our CEO and Chairman, received 94,475 shares of common stock in this transaction.

Effective June 30, 2017, the lenders converted the $2,125,000 principal amount of Notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. One note holder, Stone Street Partners Opportunity Fund II LLC, then an affiliate of our CEO and Chairman, and received a total of 26,836 shares.

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

In June 2017, Kure Corp., then a related party, purchased products from our subsidiary BPU for resale in their stores. The total purchase was $97,850.

In July 2017, the Company entered into subscription agreements for 133,000 shares of common stock with two accredited investors in a private placement, which resulted in gross proceeds of $525,350 to the Company. The accredited investors included Stone Street Partners LLC, an entity controlled by our CEO and Chairman, and Stone Street Partners Opportunity Fund II LLC, then an affiliate of our CEO and Chairman.

On July 31, 2017, the Company sold preferred shares it had received from a customer as payment for services to a related party. The preferred shares were originally valued as marketable securities at $650,000 and were sold for $475,000, an approximation of fair market value, which was paid $200,000 in cash and a short term note of $275,000 at 3% interest, which is included in note receivable related party as of September 30, 2018 and September 30, 2017. The short term note was extended on August 1, 2018, and the outstanding principal of $155,400 at 5% interest is due December 31, 2018. The Company recorded an impairment of $175,000 for the year ended September 30, 2017 (see Note 3).

On August 1, 2017, the Company entered into an additional advisory agreement with Kure Corp., then a related party, in which the Company would act as an advisor regarding business strategy involving (1) conversion of Kure franchises into company stores, (2) conversion of Kure Corp. debt and preferred shares into common share of Kure Corp. and (3) preparation steps required and a strategy to position for a possible Reg A+ offering. The services are to be delivered in two phases, the first deliverables of items 1 and 2 above were delivered by September 30, 2017 and item 3 was delivered in June 2018. The Company was paid $200,000 in Kure Corp. stock for the first deliverables and was paid $145,500 in cash for the second deliverable.

In August 2017, EE1 entered into a representation agreement with Romero Britto and Britto Central, Inc. under which it was appointed as exclusive licensing consultant to license certain intellectual property in entertainment industry category, which includes theatre, film, art, dance, opera, music, literary, publishing, television and radio, worldwide except for South America. Under the terms of the agreement, EE1 will identify and introduce Britto to potential license opportunities, negotiate terms of license agreements, and implement and administer each eligible license agreement entered. As compensation for our services, EE1 is entitled to receive 35% of the net proceeds received under any license, and following the termination or expiration of the agreement, 15% of the net proceeds of eligible licenses. The President of Britto Central, Inc is the spouse of a member of our board of directors. This agreement was mutually terminated in September 2018.

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

In September 2017, the Company entered into an exclusive seven year wholesale license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 are due in equal installments on January 1 of subsequent years until the license fee is paid. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. Royalties are paid at 33 1/3% of net proceeds with the license fee being a credit against royalties. On January 30, 2018, the Company amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as an accrued expense related party as of September 30, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds.

On December 11, 2017, the Company entered into a service agreement with Kure Corp., then a related party, to facilitate the “Vape Pod” transaction with the modular building systems vendor, SG Blocks, Inc., which is also a customer of our company. Under the terms of this agreement we also agreed to facilitate the introduction to third parties in connection with Kure Corp.'s initiative to establish Vape Pod's at U.S. military base retail locations and advising and aid in site selection for Kure retail stores on military bases and adjoining convenience stores, gas stations, and other similar retail properties utilizing Kure Corp.'s retail Vape Pod concept, among other services. As compensation for this recent agreement, we were issued 400,000 shares of Kure Corp.'s common stock which was valued at $200,000 (see Note 3).

On December 11, 2017 the Company also entered into a Revolving Line of Credit Loan Agreement with Kure Corp. pursuant to which we agreed to lend Kure Corp. up to $500,000 to be used for the purchase of prefabricated intermodal container building systems. This credit line was provided in connection with Kure Corp.'s recent Master Purchase Agreement with SG Blocks, Inc. for the purchase of 100 repurposed shipping containers for its Kure Vape Pod™ initiative. Under the terms of the Revolving Line of Credit Loan Agreement, Kure Corp. issued us a $500,000 principal amount secured promissory note, which bears interest at 8% per annum, and which matures on the earlier of one year from the issuance date or when Kure Corp. receives gross proceeds of at least $2,000,000 from the sale of its equity securities. As collateral for the repayment of the loan, pursuant to a Security Agreement we were granted a first position security interest in Kure Corp.'s inventory, accounts and accounts receivable. Our CEO and Chairman is the past Chairman of Kure Corp. and currently a minority shareholder of Kure Corp. Level Brands is also a shareholder of Kure Corp. The Revolving Line of Credit has never been utilized and on June 6, 2018, the agreement was terminated.

On December 21, 2017, the Company entered into a sublease agreement with a related party for office space for its subsidiary BPU. The initial lease period is for six months and then changes to a month to month lease. The space includes office and warehouse space and will cost $3,000 per month.

On January 1, 2018, the Company entered into a consulting agreement with Mr. Craig Brewer, Chairman of Kure Corp., then a related party, expiring in January 2019, pursuant to which he provides business consulting services to us, with a primary focus on BPU. The agreement may be canceled by either party with a 30 day notice. We have agreed to pay Mr. Brewer a fee of $9,000 per month for his services. This agreement ended on April 30, 2018.

In June 2018, per our agreement with kathy ireland® Worldwide, the company earned a referral fee of $150,000 for facilitating a business opportunity which led to a new license agreement for kathy ireland® Worldwide. The Company is to receive 50% of all royalty revenue earned ongoing via the new business contract.

In April 2018 through June 2018, EE1 engaged in five separate statements of work for various marketing campaigns, production processes, and documentary related services for Sandbox LLC. Under the terms of the agreements, EE1 will be paid in the range of $200,000 to $250,000 for each statement of work, from Sandbox LLC, all to be paid by December 31, 2018. Sandbox LLC is an affiliate of a member of our board of directors.

In September 2018, B&B Bandwidth purchased products from our subsidiary BPU for resale. The total purchase was $332,985. B&B Bandwidth management are affiliates of kathy ireland® Worldwide.

As we engage in providing services to customers, at times we will utilize related parties, typically as a part of our agreement with kathy ireland® Worldwide, to assist in delivery of the services. For the year ended September 30, 2018 and 2017, we incurred related party cost of sales of $635,710 and $333,773, respectively.

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. Our preferred stock does not have any preference, liquidation, or dividend provisions. No shares of preferred stock have been issued.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 8,123,928 and 5,792,261 shares of common stock issued and outstanding at September 30, 2018 and 2017, respectively.

Common stock transactions:

Fiscal 2018:

On November 17, 2017, the Company completed an IPO of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million and net proceeds of $10.9 million.

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

In July 2018 we issued 5,000 shares of our common stock to an investor relations firm for services. The shares were valued at $18,500, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending November 2018.

Fiscal year 2017:

Per terms in the Operating Agreement of BPU, the Company could redeem the 10% membership interest of Sigan for $110,000 at any time before April 13, 2017. On October 14, 2016, as amended in March 2017, Sigan entered into an agreement with the Company and transferred their 10% member interest for 129,412 shares of the Company’s common stock.

In October 2016 we issued 38,358 shares of our stock to six individuals and entities upon the cashless exercise of 70,067 placement agents warrants previously granted to T.R. Winston & Co LLC, a broker-dealer and member of FINRA, and its affiliates.

In November 2016 we issued Stone Street Partners, LLC, a related party, an aggregate of 76,000 shares of our common stock valued at $570,000 as compensation for services, which had been accrued and expensed at September 30, 2016. The stock was valued at the time based on the most recent equity financing from February 2016 which was priced at what is a post reverse split price of $7.50.

In November 2016 we issued 20,000 shares of our common stock valued at $17,000 to Best Buddies International, a related party, as a charitable contribution.

In January 2017 we issued 26,667 shares of our common stock to two individuals as part of consulting agreements. The shares were valued at $22,667, based on the valuation from the Company and expensed as salary compensation.

In January 2017, the Company acquired 51% ownership in IM1 in exchange for 583,000 shares of common stock, which was valued at $495,550.

In January 2017, the Company acquired 51% ownership in EE1 in exchange for 283,000 shares of common stock, which was valued at $240,550.

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

Effective June 30, 2017, the Company converted the $2,125,000 principal amount of Notes and all accrued interest of $127,500 into common shares of the Company at a price of $3.95 per share. In this transaction, the Company issued 570,254 shares of common stock.

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

On August 24, 2017, the Company issued 19,100 shares of common stock to a vendor for services. The shares were valued at $75,445 and are included in deferred initial public offering costs as of September 30, 2017.

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

Stock option transactions:

Fiscal year 2018:

On May 14, 2018 we granted an aggregate of 50,000 common stock options to an employee. The options vest 50% November 14, 2018 and 50% May 14, 2019. The options have an exercise price of $5.27 per share and a term of seven years. We have recorded an expense for the options of $38,950 for the fiscal year ended September 30, 2018.

On May 29, 2018 we granted an aggregate of 150,000 common stock options to an employee. The options vest 50% immediately and 50% January 1, 2019. The options have an exercise price of $4.78 per share and a term of ten years. We have recorded an expense for the options of $302,750 for the fiscal year ended September 30, 2018.

On August 16, 2018 we granted per the annual board compensation plan, an aggregate of 35,000 common stock options to five directors. The options vest immediately, have an exercise price of $3.34 per share and a term of ten years. We have recorded an expense for the options of $80,150 for the fiscal year ended September 30, 2018.

Fiscal year 2017:

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the years ended September 30, 2018 and 2017:

	2018	2017
Exercise price	$3.34 – $5.27	$4.00 - $7.50
Risk free interest rate	2.77% - 2.96%	1.14% - 2.13%
Volatility	57.76% - 64.74%	39.44% - 60.39%
Expected term	7 – 10 years	5 - 7 years
Dividend yield	None	None

Warrant transactions:

Fiscal 2018:

On November 17, 2017 in relation to the IPO, we issued to the selling agent warrants to purchase in aggregate 100,000 shares of common stock with an exercise price of $7.50. The warrants expire on October 27, 2022. The warrants were valued at $171,600 and recorded as paid in capital.
Fiscal 2017:

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the years September 30, 2018 and 2017:

	2018	2017
Exercise price	$7.50	$4.00 - $7.80
Risk free interest rate	2.06%	1.22% - 1.64%
Volatility	43.12%	39.41% - 54.49%
Expected term	5 years	5 years
Dividend yield	None	None

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

Eligible recipients include employees, officers, directors and consultants who are deemed to have rendered or to be able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the success of the Company. Options granted generally have a five to ten year term and have vesting terms that cover one to three years from the date of grant. Certain of the stock options granted under the plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms.

Stock Options – The Company currently has awards outstanding with service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the year.

The following table summarizes stock option activity under the Plan:

	Number ofshares	Weighted-averageexerciseprice	Weighted-averageremainingcontractual term(in years)	Aggregateintrinsicvalue (inthousands)
Outstanding at September 30, 2016	40,000	$2.00
Granted	313,300	6.08
Exercised	(1,500)	-
Forfeited	(18,500)	-
Outstanding at September 30, 2017	333,300	5.83
Granted	235,000	4.67
Exercised	-	-
Forfeited	(98,650)	6.38
Outstanding at September 30, 2018	469,650	$5.13	6.9	$—

Exercisable at September 30, 2018	337,150	$5.22	6.4	$—

As of September 30, 2018, there was approximately $169,639 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 0.6 years.

Restricted Stock Award transactions:

On October 1, 2016, the Company issued 230,000 restricted stock awards in aggregate to board members and the Chairman who is also our Chief Executive Officer. The restricted stock awards vested January 1, 2018. The stock awards are valued at fair market upon issuance at $195,500 and amortized over the vesting period. We recognized $39,100 and $156,400 of stock based compensation expense for the years ended September 30, 2018 and 2017, respectively.

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2016	70,067	$4.47
Issued	212,176	6.53
Exercised	(70,067)	4.47
Forfeited	—	—
Outstanding at September 30, 2017	212,176	6.53
Issued	100,000	7.50
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2018	312,176	$6.84	3.5	$—

Exercisable at September 30, 2018	312,176	$6.84	3.5	$—

The following table summarizes outstanding common stock purchase warrants as of September 30, 2018:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.00 per share	70,500	$4.00	September 2022
	312,176	6.84

NOTE 13 – SEGMENT INFORMATION

The Company operates through its three subsidiaries in three business segments: the Professional Products, the Licensing, and the Entertainment divisions. The Professional Products division is designed to be an innovative and cutting-edge producer and marketer of quality hair care products and has expanded into licensing opportunities. The Licensing division is designed to establish a lifestyle brand via licensing of select products / categories (grooming, personal care, cologne, accessories, jewelry and apparel) with a focus on addressing the needs of the men. The Entertainment division’s focus is to become a producer and marketer of multiple entertainment distribution platforms. The corporate parent also will generate revenue from time to time, thru advisory consulting agreements. This revenue is similar to the Entertainment divisions’ revenue process and we have allocated revenue from corporate to the Entertainment division for segment presentation.

The Professional Products division operated for the full year in fiscal 2018 and 2017. The Licensing and Entertainment divisions were both acquired in January 2017.

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

Condensed summary segment information follows for the years ended September 30, 2018 and 2017.

Year ended September 30, 2018
	Three Months Ended September 30, 2016
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$95,776	$5,213,360	$1,118,960	$6,428,096
Net Sales related party	$332,955	$-	$1,659,091	$1,992,046
Total Net Sales	$428,731	$5,213,360	$2,778,051	$8,420,142
Income (loss) from Operations before Overhead	$(1,144,557)	$3,109,601	$233,939	$2,198,983
Allocated Corporate Overhead (a)	108,767	1,322,604	704,778	2,136,149
Net Income (loss)	$(1,253,324)	$1,786,997	$(470,839)	$62,834

Assets	$2,840,222	$7,865,509	$4,491,881	$15,017,612

Year ended September 30, 2017
	Three Months Ended September 30, 2016
	Professional Product Division	Licensing Division	Entertainment Division	Total
Net Sales	$872,354	$1,194,582	$676,779	$2,743,715
Net Sales related party	$97,850	$600,000	$1,033,388	$1,731,238
Total Net Sales	$970,204	$1,794,582	$1,710,167	$4,474,953
Income (loss) from Operations before Overhead	$(1,705,081)	$637,888	$697,066	$(370,127)
Allocated Corporate Overhead (a)	354,362	338,808	322,871	1,016,041
Net Income (loss)	$(2,059,443)	$299,080	$374,195	$(1,386,168)

Assets	$3,068,606	$2,603,075	$1,397,758	$7,069,439

(a)
The Company began allocating corporate overhead to the business segments in April 2017. We have allocated overhead on a proforma basis for the years ended September 30, 2018 and 2017 above for comparison purposes.

NOTE 14 – INCOME TAXES

The Company generated operating losses for the years ended September 30, 2018 and 2017 on which it has recognized a full valuation allowance. The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

The following table presents the components of the provision for income taxes for the periods presented:

	Years Ended September 30,
	2018	2017
Current
Federal	$—	$—
State	—	—
Total current	—	—
Deferred
Federal	15,000	24,000
State	1,000	1,000
Total deferred	16,000	25,000
Total provision	$16,000	$25,000

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2018	2017
Federal statutory income tax rate	24.3%	34.0%
State income taxes, net of federal benefit	49.0	3.2
Permanent differences	(384.5)	-
Tax impact of federal tax rate change	1,708.1	-
Limitation on net operating losses	1,065.8	(2.3)
Tax impact of non-controlling interest	(246.4)	21.1
Change in valuation allowance	(2,250.5)	(57.8)

Provision for income taxes	(34.2)%	(1.8)%

Significant components of the Company's deferred income taxes are shown below:

	Years Ended September 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$1,396,000	$2,304,000
Stock compensation	139,000	87,000
Investments	0	32,000
Accrued expenses	0	2,000
Intangibles	42,000	0
Capitalized expenses	7,000	-
Charitable contributions	26,000	10,000

Total deferred tax assets	1,610,000	2,435,000

Deferred tax liabilities:
Prepaid expenses	(177,000)	(31,000)
Management fees	(169,000)	(73,000)
Intangibles	(21,000)	(33,000)
Fixed assets	(1,000)	(18,000)
Total deferred tax liabilities	(368,000)	(155,000)
Net deferred tax assets	1,242.000	2,280,000
Valuation allowance	(1,263,000)	(2,317,000)

Net deferred tax liability	$(21,000)	$(37,000)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The deferred tax liabilities that result from indefinite life intangibles cannot be offset by deferred tax assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

Under Internal Revenue Code (IRC) Section 382, the use of net operating loss (“NOL”) carryforwards may be limited if a change in ownership of a company occurs. During the year ending September 30, 2018, the company determined that a change of ownership under IRC Section 382 had occurred during the years ending September 30, 2017 and 2015. As a result of these ownership changes, the pre-ownership change NOL carryforwards would be limited and approximately $2.1 million of such NOLs will expire before being utilized. Therefore, at September 30, 2018 the Company reduced the deferred tax asset and related valuation allowance associated with these NOLs by approximately $0.5 million due to IRC Section 382.

The total valuation allowance decreased by $1,054,000 and increased by $788,000 as of September 30, 2018 and 2017, respectively.

At September 30, 2018, the Company has utilizable NOL carryforwards of approximately $6.0 million. The federal NOL carryforwards begin to expire in 2035.

The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted.  As a result of the enactment, the U.S. corporate tax rate was changed from a progressive bracketed tax rate with the highest marginal rate of 35% to a flat corporate tax rate of 21%. As the Company has a fiscal year ending September 30, the blended effective rate is 24.3% for the fiscal year ended September 30, 2018.  The Company revalued its deferred tax assets and liabilities, as well as the valuation allowance, at the date of enactment and these repricings are reflected gross in the above presented rate reconciliation.  Finally, as the Company does not own more than 10% of any foreign companies, there is no impact of IRC Section 965 to the Company as a result of the TCJA.

The Company files income tax returns in the United States, and various state jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30, 2018 and 2017, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 15 – LEASES

The Company currently leases its corporate office space under an agreement through December 2019. The Agreement included (1) a discount on rent to $12,000 per month if the full rent was prepaid and (2) a right of return on payments prorated if the landlord exercised an early termination of the lease. In April 2018, we made a full prepayment of $240,000. In addition, the Company has a lease for office space until February 2019 in California for the licensing and brand management divisions. Rent expense in aggregate was $262,264 and $135,944 for the years ended September 30, 2018 and 2017, respectively.

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

As compensation under this agreement, we agreed to pay kathy ireland® Worldwide a marketing fee of $840,000, of which $480,000 was paid by January 1, 2018. The balance is payable in three equal annual installments beginning January 1, 2019, subject to acceleration. Under the terms of this agreement, we also agreed to pay kathy ireland® Worldwide a royalty of 33 1/3% of our net proceeds under any sublicense agreements we may enter into for this intellectual property.

The initial term of this wholesale license agreement expires in September 2024, and we have the right to renew it for an additional three year period by paying an additional marketing fee of $360,000.

On January 30, 2018, Level Brands, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as an accrued expense related party as of September 30, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds.

NOTE 17 – SUBSEQUENT EVENTS

On October 2, 2018, the Company completed a secondary public offering of 1,971,428 shares of its common stock for aggregate gross proceeds of $6,899,998. The Company received approximately $6.3 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

On August 1, 2018, the Company extended the term of its original note receivable of $275,000 with a related party. The outstanding principal of $155,400 as of September 30, 2018, with 5% interest is due by December 31, 2018. On November 15 2018, the note was paid in full.

On December 3, 2018 the Company and our newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, upon consummation of a two-step merger, cbdMD LLC will continue as a wholly-owned subsidiary of our company and will continue the operations of Cure Based Development pre-closing. Cure Based Development, a Charlotte, NC-based company formed in August 2017, is owner, operator and manufacturer of nationally recognized consumer cannabidiol (CBD) brand cbdMD which currently offers a variety of CBD products from topicals and tinctures to bath bombs and pet products, manufactured and sold direct to consumers online via the company website. Cure Based Development also provides wholesale distribution with retailers currently selling products at brick-and-mortar locations, compounding pharmacies, salons, supplement stores, and pet shops. Cure Based Development reported revenues of $354 and $3,280,009 for the period from inception through December 31, 2017 and for the eight months ended August 31, 2018, respectively, and a net loss of $323,197 and $353,561 for those periods.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the two-step merger, the members of Cure Based Development will receive contractual rights to receive 15,525,000 shares of our common stock, representing approximately 60% of our outstanding common stock following such issuance. Assuming the closing of the two-step merger, these initial shares will be issued as promptly as practicable following receipt of approval by our shareholders for the possible issuance of in excess of 19.99% of our presently outstanding common stock in accordance with the rule of the NYSE American (the “Shareholder Approval”). The Merger Agreement also provides that one of the members of Cure Based Development will be entitled to receive up to an additional 15,525,000 shares of our common stock as part of the merger consideration, upon Shareholder Approval and the satisfaction of certain aggregate net revenue criteria by cbdMD LLC within 60 months following the closing. We expect to include the proposal for Shareholder Approval of the issuance of the initial shares as well as the possible future issuance of the earnout shares in the proxy statement for our 2019 annual meeting of shareholders.

Following the execution of the Merger Agreement, we lent Cure Based Development $2,000,000 under the terms of a one year 6% secured promissory note. At closing Mr. R. Scott Coffman, the CEO and a manager of Cure Based Development, will be appointed to our Board of Directors and become the chief executive officer of our cbdMD LLC subsidiary. If the pending transaction closes, it will result in a change of control of our company and the combined company will be required to satisfy NYSE American initial listing standards for the continued listing of our common stock on the NYSE American following the closing.

In addition to other conditions to closing as described in the Merger Agreement, the completion of the two-step merger is subject to the approval by the President of the United States of the Agricultural and Nutrition Act of 2018, or such other titled Federal legislation, which, when approved, contains a permanent declassification of cannabidiol (CBD) as a controlled substance under Federal law. Because this and certain other conditions precedent to closing are beyond our control, we do not know when, if ever, that this transaction will be consummated.