Form 10-Q
period 2018-12-31
Level Brands, Inc.
filed 2019-02-14
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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
10,170,356 shares of common stock are issued and outstanding as of February 10, 2019

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms Level Brands,” “we,” “us, “our” and similar terms refer to Level Brands, Inc., a North Carolina corporation formerly known as Level Beauty Group, Inc., and our subsidiaries cbdMD, LLC, a North Carolina limited liability company which we refer to as “cbdMD”, Beauty and Pinups, LLC, a North Carolina limited liability company which we refer to as “BPU”, I | M 1, LLC, a California limited liability company, which we refer to as “I’M1”, Encore Endeavor 1 LLC, a California limited liability company which we refer to as “EE1” and Level H&W, LLC, a North Carolina limited liability company, which we refer to as “Level H&W”. In addition, “fiscal 2018" refers to the year ended September 30, 2018, "fiscal 2019" refers to the year ending September 30, 2019, "first quarter of 2018" refers to the three months ended December 31, 2017 and "first quarter of 2019" refers to the three months ended December 31, 2018.

The information contained on our websites at www.levelbrands.com, www.cbdmd.com, www.beautyandpinups.com, www.im1men.com, and www.encoreendeavor1.com are not part of this report.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our ability to successfully integrate the operations of Cure Based Development following the Mergers;
●	our material dependence on our relationships with kathy ireland® Worldwide and certain of its affiliates;
●	the significant dilution to our shareholders of the issuance of the shares of our common stock as the consideration for the Mergers;
●	our limited operating history;
●	with the closing of the transaction with Cure Based Development, the need to meet the initial listing standards of the NYSE American;
●	the limited operating histories of our subsidiaries;
●	our history of losses;
●	the evolving and highly competitive market in which cbdMD operates;
●	laws and regulations impacting cbdMD
●	risks associated with any failure by us to maintain an effective system of internal control over financial reporting;
●	the terms of various agreements with kathy ireland® Worldwide and possible impacts on our management's abilities to make certain decisions regarding the operations of our company;
●	our dependence on consumer spending patterns;
●	our history on reliance on sales from a limited number of customers, including related parties;
●	risks associated with our failure to effectively promote our brands;
●	our ability to identify and successfully acquire additional brands and trademarks;
●	the operating agreements of our I'M1 and EE1 subsidiaries;
●	the accounting treatment of securities we accept as partial compensation for services;
●	our ability to liquidate securities we accept as partial compensation for services and the possible impact of the Investment Company Act of 1940;
●	the possible need to raise additional capital in the future;
●	terms of the contracts with third parties in each of our divisions;
●	possible conflicts of interest with kathy ireland® Worldwide;
●	possible litigation involving our licensed or manufactured products;
●	our ability to effectively compete and our dependence on market acceptance of our brands;
●	the lack of long-term contracts for the purchase of products from our products division;
●	our ability to protect our intellectual property;
●	additional operational risks associated with our products division;
●	risks associated with developing a liquid market for our common stock and possible future volatility in its trading price;
●	risks associated with any future failure to satisfy the NYSE American LLC continued listing standards;
●	dilution to our shareholders from the issuance of additional shares of common stock by us and/or the exercise of outstanding options and warrants;
●	risks associated with our status as an emerging growth company;
●	risks associated with control by our executive officers, directors and affiliates;
●	risks associated with future sales of our common stock by existing shareholders;
●	our failure to maintain an effective system of internal control over financial reporting;
●	risks associated with unfavorable research reports; and
●	risks associated with our articles of incorporation, bylaws and North Carolina law.

ii

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 as filed with the Securities and Exchange Commission on December 12, 2018 (the "2018 10-K") as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

	(Unaudited)
	December 31,	September 30,
	2018	2018
Assets

Current assets:
Cash and cash equivalents	$8,031,534	$4,282,553
Accounts receivable	843,175	307,874
Accounts receivable - related party	1,385,956	1,537,863
Accounts receivable other	739,239	1,743,874
Merchant reserve	451,343	-
Marketable securities	718,658	1,050,961
Investment other securities	1,159,112	1,159,112
Note receivable	465,000	459,000
Note receivable - related party	-	156,147
Inventory	1,191,982	123,223
Deferred issuance costs	-	28,049
Prepaid consulting agreement	125,000	200,000
Prepaid rent	144,000	180,000
Prepaid expenses and other current assets	526,936	561,491
Total current assets	15,731,935	11,790,147

Other assets:
Property and equipment, net	661,610	53,480
Goodwill	55,258,546	-
Intangible assets, net	24,785,313	3,173,985
Total other assets	80,705,469	3,227,465

Total assets	$96,437,404	$15,017,612

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND SEPTEMBER 30, 2018
(continued)

	(Unaudited)
	December 31,	September 30,
	2018	2018
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$429,352	$473,717
Accounts payable - related party	20,170	7,860
Deferred revenue	47,083	161,458
Note payable – related parties	580,000	-
Customer deposit - related party	265,000	-
Accrued expenses	339,708	6,920
Accrued expenses - related party	90,361	320,000
Total current liabilities	1,771,674	969,955

Long term liabilities
Other long term liabilities	6,734	7,502
Contingent liability	71,353,483	-
Long term liabilities - to related party	184,300	-
Deferred tax liability	4,996,000	21,000
Total long term liabilities	76,540,517	28,502

Total liabilities	78,312,191	998,457

Level Brands, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
10,095,356 and 8,123,928 shares issued and outstanding, respectively	10,095	8,124
Additional paid in capital	28,074,224	21,781,095
Accumulated other comprehensive income (loss)	(4,011,342)	(2,512,539)
Accumulated deficit	(7,253,882)	(6,669,497)
Total Level Brands, Inc. shareholders' equity	16,819,095	12,607,183
Non-controlling interest	1,306,118	1,411,972
Total shareholders' equity	18,125,213	14,019,155

Total liabilities and shareholders' equity	$96,437,404	$15,017,612

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2018	2017

Sales	$1,467,464	$448,793
Sales related party	-	254,545
Total Gross Sales	1,467,464	703,338
Allowances	(218,434)	(15,582)

Net Sales	1,249,030	433,211
Net sales related party	-	254,545
Total Net Sales	1,249,030	687,756

Costs of sales	491,188	228,124
Gross profit	757,842	459,632
Operating expenses	1,544,941	1,687,644
Loss from operations	(787,099)	(1,228,012)
Realized gain (loss) on marketable securities	(80,173)	-
Loss on disposal of property and equipment	-	(69,511)
Interest income (expense)	44,033	(259)
Loss before provision for income taxes	(823,239)	(1,297,782)
Provision for income taxes	133,000	33,000
Net loss	(690,239)	(1,264,782)
Net loss attributable to non-controlling interest	(105,854)	(131,854)

Net loss attributable to Level Brands, Inc. common shareholders	$(584,385)	$(1,132,928)

Loss per share, basic and diluted	$(0.06)	$(0.16)
Weighted average number of shares outstanding	10,052,960	6,911,871

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2018	2017

Net loss	$(690,239)	$(1,264,782)
Other Comprehensive Income:
Reclassification for losses included in Net Income	54,500	-
Net Unrealized Gain (Loss) on Marketable Securities, net of tax	(1,553,303)	33,500
Comprehensive Loss	$(2,189,042)	$(1,231,282)

Comprehensive loss attributable to non-controlling interest	$(105,854)	$(131,854)
Comprehensive loss attributable to Level Brands, Inc. common shareholders	$(2,083,188)	$(1,099,428)

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
(unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(690,239)	$(1,264,782)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	143,673	17,114
Restricted stock expense	-	39,100
Issuance of stock / warrants for service	-	37,002
Amortization of debt issue costs	-	-
Depreciation and amortization	64,414	61,067
Gain on settlement of note	(20,000)	-
Realized loss on sale of marketable securities	80,173	-
Loss on sale of property and equipment	-	69,511
Non-cash consideration received for services	(407,500)	(454,503)
Changes in operating assets and liabilities:
Accounts receivable	(113,629)	75,734
Accounts receivable – related party	204,902	712,325
Other accounts receivable	(8,865)	(37,612)
Other accounts receivable – related party	-	(54,545)
Note receivable	(6,000)	-
Note receivable – related party	156,147	8,002
Merchant reserve	(25,090)	-
Inventory	(13,833)	(4,952)
Prepaid expenses and other current assets	184,300	(221,545)
Marketable securities	174,327	-
Accounts payable and accrued expenses	(329,680)	162,142
Accounts payable and accrued expenses – related party	(308,627)	(939,685)
Deferred revenue / customer deposits	(114,375)	7,708
Deferred tax liability	(133,000)	(33,000)
Cash used by operating activities	(1,162,902)	(1,820,919)

Cash flows from investing activities:
Net cash used for merger	(1,177,669)	-
Purchase of investment other securities	-	(300,000)
Purchase of intangible assets	(79,999)	-
Purchase of property and equipment	(9,925)	(2,665)
Cash used by investing activities	(1,267,593)	(302,665)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,356,997	10,927,535
Deferred issuance costs	(177,521)	(270,341)
Cash provided by financing activities	6,179,476	10,657,194
Net increase (decrease) in cash	3,748,981	8,533,610
Cash and cash equivalents, beginning of period	4,282,553	284,246
Cash and cash equivalents, end of period	$8,031,534	$8,817,856

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
(unaudited) (continued)

Supplemental Disclosures of Cash Flow Information:

	Three Months ended December 31,	Three Months Ended December 31,
	2018	2017

Cash Payments for:
Interest expense	$203	$259

Non-cash financial activities:
Warrants issued to secondary selling agent	$86,092	$171,600
IPO costs incurred but unpaid as of quarter end	$-	$14,745
Stock received for prior period services, adjusted for other accounts receivable writedown prior to receipt	$1,352,000	$-

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

The accompanying unaudited interim condensed consolidated financial statements of Level Brands have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended September 30, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2018 as reported in the Form 10-K have been omitted.

In March 2015, the Company formed Beauty and Pin-Ups, LLC ("BPU"), a North Carolina limited liability company, and contributed $250,000 in exchange for our member interest. As of September 30, 2018, we own 100% interest in BPU. BPU manufactures, markets and sells an array of beauty and personal care products, including hair care and hair treatments, as well as beauty tools. The Company's products historically have been sold to the professional salon market, principally through distributors to professional salons in the North America and has expanded its focus to retailers, online segments and licensing opportunities.

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

Level H&W, LLC (“Level H&W”) was formed in North Carolina in October 2017 and began operations in fiscal 2018; we own 100% interest in Level H&W. The Company signed an agreement with kathy ireland® Worldwide to retain exclusive rights to the intellectual property and other rights in connection with kathy ireland® Health & Wellness™ and its associated trademarks and tradenames. Level H&W focuses on establishing licensing arrangements under the kathy ireland® Health & Wellness™ brand. The agreement initially was a seven year agreement with a three year option to extend by the Company. The Company agreed to pay $840,000 over the license term of seven years, of which $480,000 was paid by January 1, 2018, and $120,000 was to be paid on January 1 of subsequent years until paid in full. The Company will pay kathy ireland® Worldwide 33 1/3% of net proceeds we receive under any sublicense agreements we may enter into for this intellectual property as royalties, with credit being applied for any payments made toward the $840,000. In January 2018, the Company, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds. The Company capitalized the cost into intangibles and is amortizing them over the term of the licensing agreement. In December 2018, Level Brands agreed to and paid the balance owed as final payment at a reduced price of $300,000.

On November 17, 2017, the Company completed an initial public offering (the “IPO”) of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million. The Company received approximately $10.9 million in net proceeds after deducting expenses and commissions. On October 2, 2018, the Company completed a secondary public offering of 1,971,428 shares of its common stock for aggregate gross proceeds of $6,899,998. The Company received approximately $6.3 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

On December 20, 2018 the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD, completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, cbdMD survived and operates the prior business of Cure Based Development. As consideration for the Mergers, the Company has a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement. cbdMD LLC produces and distributes various high-grade, premium cannibidiol oil (“CBD”) products under the cbdMD brand. CBD is a natural substance produced from the hemp plant and the products manufactured by cbdMD are non pyschoactive as they do not contain tetrahydrocannibinol (THC).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries I’M1 and EE1 and wholly owned subsidiaries cbdMD, BPU and Level H&W. All material intercompany transactions and balances have been eliminated in consolidation. The third party ownership of the Company’s subsidiaries is accounted for as non-controlling interest in the consolidated financial statements. Changes in the non-controlling interest are reported in the statement of shareholders’ equity (deficit).

Use of Estimates

The preparation of the Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, trade support costs, certain assumptions related to the valuation of investments other securities, marketable securities, common stock, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, contingent liability and, hence consideration for the Mergers is a material estimate. Actual results could differ from these estimates.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of December 31, 2018 we have an allowance for doubtful accounts of $32,267, and had no allowance at September 30, 2018.

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

Receivable and Merchant Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors. The arrangement with the payment processor requires that the Company pays a fee of between 5.95% - 6.95% of the transaction amounts processed. Pursuant to this agreement, there is a waiting period between 4 -14 days prior to reimbursement to the Company, as well as a calculated reserve which the payment processor holds back. Fees and reserves can change periodically with notice from the processors. At December 31, 2018, the receivable from payment processors included approximately $361,103 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet and $451,343 for the reserve amount for a total receivable of $812,446.

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

Other-than-Temporary Impairment

The Company’s management periodically assesses its marketable securities and investment other securities, for any unrealized losses that may be other-than-temporary and require recognition of an impairment loss in the consolidated statement of operations. If the carrying value of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its carrying value, the financial condition and prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income in the consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, freight-in, and production fill and labor (portions of which we outsource to third party manufacturers). Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. We assess inventory quarterly for slow moving products and potential impairments and perform a physical inventory count annually near fiscal year end.

Customer Deposits

Customer deposits consist of payments received in advance of revenue recognition. Revenue is recognized as revenue recognition criteria are met.

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expense as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for show booths and equipment, three to four years for manufacturer’s molds and plates, computers, furniture and equipment, leasehold improvements, and software. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statement of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

Intangible Assets

The Company's intangible assets consist of trademarks, goodwill, and other intellectual property, which are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including number of contracts acquired and retained as well as revenues from those contracts, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

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

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective method beginning with our quarter ending December 31, 2018. The adoption of the new revenue standards as of October 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product, the services have been rendered, or the royalty has been earned. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to any of its revenue streams, no adjustment to retained earnings was required upon adoption.

Under the ASC 606, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company has reviewed its various revenue streams for its existing contracts under the five-step approach. The Company has entered into various license agreements that provide revenues based on guarantee minimum royalty payments with additional royalty revenues based on a percentage of defined sales. Guaranteed minimum royalty payments (fixed revenue) are recognized on a straight-line basis over the term of the contract, as defined in each license agreement. Earned royalties and earned royalties in excess of the fixed revenue (variable revenue) are recognized as income during the period corresponding to the licensee’s sales. Earned royalties in excess of fixed revenue are only recognized when the Company is reasonably certain that the guaranteed minimums payments for the period will be exceeded.

The below table summaries amounts related to future performance obligations under fixed contractual arrangements as of December 31, 2018:

	Remainder of fiscal 2019	2020 and thereafter

Future performance obligations	$0	$0

Allocation of transaction price

At times, the Company enters into contracts with customers wherein there are multiple elements that may have disparate revenue recognition patterns. In such instances, the Company must allocate the total transaction price to these various elements. This is achieved by estimating the standalone selling price of each element, which is the price at which we sell a promised good or service separately to a customer.

In circumstances where we have not historically sold relevant products or services on a standalone basis, the Company utilizes the most situationally appropriate method of estimating standalone selling price. These methods include (i) an adjusted market assessment approach, wherein we refer to prices from our competitors for similar goods or serves and adjust those prices as necessary to reflect our typical costs and margins, (ii) an expected cost plus margin approach, wherein we forecast the costs that we will incur in satisfying the identified performance obligation and adding an appropriate margin to such costs, and (iii) a residual approach, wherein we adjust the total transaction price to remove all observable standalone selling prices of other goods or services included in the contract and allocate the entirety of the remaining contract amount to the remaining obligation.

Revenue recognition

The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Although currently the Company does not have a formal return policy and historically our returns have been immaterial, in connection with the Mergers with Cure Based Development we are evaluating implementation of a formal refund/return policy.

The Company also enters into various license agreements that provide revenues based on royalties as a percentage of sales and advertising/marketing fees. The contracts can also have a minimum royalty, with which this and the advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales, as are all royalties that do not have a minimum royalty. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable. Licensing for trademarks are considered symbolic licenses, which contain the characteristics of a right-to-access license since the customer is simultaneously receiving the IP and benefiting from it throughout the license period. As such, the Company primarily records revenue from licenses on a straight-line basis over the license period as the performance obligation is satisfied over time.

In regard to sales for services provided, the Company records revenue when the customer has accepted services and the Company has a right to payment. Based on the contracted services, revenue is recognized when the Company invoices customers for completed services at agreed upon rates or revenue is recognized over a fixed period of time during which the service is performed.

Disaggregated Revenue

Our segment reporting categorizes Company activity into the following broad transaction types: product sales, licensing arrangements and advisory services. We believe that these segment categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors. See Note 15 – Segment Information, for disaggregated presentation of revenue.

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets.

The below table summarize the net change in contract assets and contract liabilities from October 1, 2018 to December 31, 2018:

	Entertainment	Products	Licensing	Total
Balance at September 30, 2018	37,500	-	115,625	153,125
Billed during three months ended December 31, 2018	75,000	265,000	-	340,000
Earned during three months ended December 31, 2018	(68,750)	-	(115,625)	(184,375)
Balance at December 31, 2018	43,750	265,000	-	308,750

Cost of Sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, and outbound freight for our products divisions, and includes labor, third-party service providers, and amortization expense related to intellectual property for our licensing and entertainment divisions. In our products division, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their net realizable value.

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $216,000 and $342,000 in advertising and related marketing and promotional costs included in operating expenses during the three months ended December 31, 2018 and 2017, respectively.

Shipping and Handling Fees and Costs

All fees billed to customers for shipping and handling are classified as a component of sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.

Income Taxes

The Parent Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. Prior to April 2017, BPU was a multi-member limited liability company that was treated as a partnership for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of BPU was included in the tax return of the Parent Company. Beginning in April 2017, the Parent Company acquired the remaining interests in BPU. As a result of the acquisition, BPU became a disregarded entity for tax purposes and its entire share of taxable income or loss was included in the tax return of the Parent Company. cbdMD and Level H&W are wholly owned subsidiaries and are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax return of the Parent Company. IM1 and EE1 are multi-member limited liability companies that are treated as partnerships for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of IM1 and EE1 are included in the tax return of the Parent Company.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2018 and 2017, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $1,820,758 uninsured balance at December 31, 2018 and a $0 uninsured balance at September 30, 2018. Funds which are not subject to coverage or loss under FDIC were $5,678,538 and $4,003,003 at December 31, 2018 and September 30, 2018, respectively.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company had sales to two customers that collectively represented approximately 56% of total net sales for the three months ended December 31, 2018, respectively. The aggregate accounts receivable of such customer represented approximately 18% of the Company’s total accounts receivable other accounts receivable at December 31, 2018. The Company had sales to three customers that individually represented over 10% of total net sales for the three months ended December 31, 2017. Such customers represented 37%, 13%, and 37% of net sales. The aggregate accounts receivable of such customers represented 79% of the Company’s total accounts receivable at December 31, 2017.

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

At the three months ended December 31, 2018 and 2017, 833,255 and 855,476 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

Deferred initial public offering (IPO) and issuance costs

In following the guidance under ASC 340-10-S99-1, costs directly attributable to an offering of equity securities were deferred and charged against the gross proceeds of the offering as a reduction of additional paid-in capital, for a secondary offering during the three months ended December 31, 2018, and for an IPO during the three months ended December 31, 2017. These costs included legal fees related to the registration drafting and counsel, independent audit costs directly related to the registration and offering, SEC filing and print related costs, exchange listing costs, and IPO roadshow related costs.

New Accounting Standards

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The new revenue standards became effective for the Company on October 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of October 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product, the services have been rendered, or the royalty has been received. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of ASU 2016-02 is to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. The Company does have a 3 year lease for a manufacturing facility and is assessing the impact of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” The ASU modifies, removes, and adds several disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is evaluating the effect ASU 2018-13 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

NOTE 2 – ACQUISITIONS

In March 2015 Level Brands formed BPU, a North Carolina limited liability company, and contributed $250,000 in exchange for its member interest. In April 2015 BPU entered into a Contribution Agreement with Beauty & Pinups, Inc., a New York corporation ("BPUNY"), and two members. Under the terms of the Contribution Agreement, BPUNY and its founder contributed the business and certain assets, including the trademark “Beauty & Pin Ups” and its variants, certain other intellectual property and certain inventory to BPU in exchange for a (i) 22% membership interest for two members, and (ii) $150,000 in cash. At closing we assumed $277,500 of BPUNY's accounts payable to its product vendor, which bore interest at 6% annually. The payable was paid off in April 2016. The fair value of the noncontrolling membership interest issued was based on the value of the initial contribution of $250,000 made by Level Brands. The total consideration paid was allocated to the net assets acquired based on relative fair values of those net assets as of the transaction date, in accordance with the Fair Value Measurement topic of the FASB ASC 820. The fair value is comprised of the cash, accounts payable acquired, non-controlling interest, intangibles, and a minimal amount of inventory, all in aggregate valued at $486,760. The Company recorded an impairment charge of $240,000 as impairment to intangibles under the BPU segment for the year ended of September 30, 2018 (see Note 6 for more information).

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

On December 20, 2018 (the “Closing”), the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD, both North Carolina limited liability companies, completed a two-step merger (the “Merger Agreement”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). The Merger Agreement provided that AcqCo LLC merge with and into Cure Based Development with Cure Based Development as the surviving entity (the “Merger”), and immediately thereafter Cure Based Development merged with and into cbdMD with cbdMD as the surviving entity (the “Secondary Merger” and collectively with the Merger, the “Mergers”). cbdMD has continued as a wholly-owned subsidiary of Level Brands and maintains the operations of Cure Based Development pre-closing. As consideration for the Merger, the Company has a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of aggregate net revenue criteria by cbdMD, within 60 months following the Closing. The net revenue criteria are: $20.0, $40.0, $80.0 and $160.0 million, in aggregate $300.0 million (See Note 9 for more information).

The Company owns 100% of the equity interest of cbdMD. The valuation and purchase price allocation for the Mergers remains preliminary and will be finalized by September 30, 2019.

The following table presents the preliminary purchase price allocation:

Consideration	$74,353,483

Assets acquired:
Cash and cash equivalents	$1,822,331
Accounts receivable	850,921
Inventory	1,054,926
Other current assets	38,745
Property and equipment, net	608,947
Intangible assets	21,585,000
Goodwill	55,258,545
Total assets acquired	81,219,415

Liabilities assumed:
Accounts payable	257,081
Notes payable – related party	764,300
Customer deposits - related party	265,000
Accrued expenses	471,551
Deferred tax liability	5,108,000
Total Liabilities assumed	6,865,932

Net Assets Acquired	$74,353,483

In connection with the purchase price allocation, the Company recorded a deferred tax liability of approximately $5,108,000, with a corresponding increase to goodwill, for the tax effect of the acquired intangible assets from Cure Base Development. This liability was recorded as there will be no future tax deductions related to the acquired intangibles, and we have identified these as indefinite-lived intangible assets.

The Company also acquired estimated net operating loss carryforwards of approximately $1,996,000, Under Internal Revenue Code (IRC) Section 382, the use of net operating loss (“NOL”) carryforwards may be limited if a change in ownership of a company occurs. The Company will perform an analysis to determine if a change of ownership under IRC Section 382 had occurred and if so, determine the expiration and limitations of use of the NOLs.

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

On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, Level Brands, and also distributed shares valued at $223,440 to its non-controlling interests. In August 2017, the Company also provided referral services for kathy Ireland® Worldwide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. The Company assessed the common stock and determined there was not an impairment for the period ended December 31, 2018.

On September 19, 2017, I’M1 and EE1 in aggregate exercised a warrant for 56,552 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $56,552, which was based on all 2017 financing transactions of the customer set at $1.00 per share, with the most recent third party transaction in August 2017. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including financial projections provided by the issuer and conversations with the issuer management regarding the Company’s recent results and future plans and the Company’s financing transactions over the past twelve months. The Company assessed the common stock and determined there was not an impairment for the period ended December 31, 2018.

In November 2017, the Company completed services in relation to an agreement with SG Blocks, Inc. (NASDAQ: SGBX). As payment for these services, SG Blocks issued 50,000 shares of its common stock to Level Brands. The customer is a publicly traded entity and the stock was valued based on the trading price at the day the services were determined delivered, which was $5.09 per share for an aggregate value of $254,500. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange. The common stock is held as available for sale, and from November 7, 2018 thru December 13, 2018, the Company sold the 50,000 shares held and recorded a realized loss on marketable securities of $(80,173) as of December 31, 2018 in the consolidated statement of operations.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp, formerly a related party. As payment for these services, Kure Corp issued 400,000 shares of its stock to Level Brands. The customer was a private entity and the stock was valued at $200,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. In addition, in December 2017, the Company engaged and completed advisory services in relation to an additional agreement with Kure Corp, for services related to their “vape-pod” strategy. As payment for these services, Kure Corp issued an additional 400,000 shares of its stock to Level Brands which the Company received in January 2018. These shares were also valued at $200,000. The Company had classified this common stock, cumulative value of $400,000, as Level 3 for fair value measurement purposes as there were no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. On April 30, 2018, Kure Corp. merged with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company. In the merger agreement, each share of Kure was valued at $1.00 as the initial value and is to be exchanged for shares of Isodiol in three issuances as follows: 1) 30% of the initial value issued on May 1, 2018, the balance of shares issued based on earn out goals as 2) 50% of the initial value to be issued on January 31, 2019 on a prorata basis based on sales and using the prior 10 day volume weighted average price of Isodiol shares and 3) 20% of the initial value to be issued on January 31, 2020 on a prorata basis based on sales and using the prior 10 day volume weighted average price of Isodiol shares. We recorded the first issuance of 380,952 shares based on a trading price on April 30, 2018 of $0.63 per share valued at $240,000 as a Level 1 for fair value measurement purposes as the stock is actively traded on an exchange. We also removed the value of the Kure equity of $400,000 from our Level 3 investments as part of the exchange described above. As the full value of the Kure equity will not be received until the future issuances based on the above earn out goals, we have recorded an accounts receivable other of $160,000 as of December 31, 2018. The Company has assessed the other accounts receivable and determined there is no indication that we will not receive the full amount. The common stock is held as available for sale, and at December 31, 2018, the shares were $0.94 per share, and we recorded $(74,163) as other comprehensive income (loss) on the Company consolidated financial statements for the three months ended December 31, 2018. The Company also assessed the common stock and determined there was not an indication of an other-than-temporary impairment

On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from a current customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The customer is a private entity. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. As of December 31, 2018, the Company has determined there is no impairment on the value of the shares of stock.

On December 30, 2017 Level Brands entered into an Agreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. The agreement required the Company to create a global branding and marketing campaign, which includes a joint strategy to develop Isodiol’s brand and products, an influencer program, and a social and traditional media strategy. As payment for these services, Isodiol agreed to pay $2,000,000 and issued 1,679,321 shares of its common stock to Level Brands, based on the trading price on the day of the agreement, which was $1.1909 per share. These shares were issued on January 22, 2018. In addition, the Company provided ongoing quarterly services, all the services were valued at $750,000 per quarter. This amount was be paid through the issuance of Isodiol stock and the number of shares issued was determined based on the trading value of Isodiol stock on the last day of each quarter. As previously reported on Form 8-K filed January 11, 2019, the agreement was mutually cancelled effective October 1, 2018 for an agreed upon final payment of 500,000 shares for an outstanding amount of $62,500 and for consultative services provided through December 31, 2018. The common stock is held as available for sale, and at December 31, 2018 the shares were valued at $0.94 per share, and we recorded $(58,140) as other comprehensive income (loss) on the Company’s consolidated financial statements for the three months ended December 31, 2018. The Company assessed the common stock and based on conversations with the company regarding its recent announcements to curb impact on shareholder dilution, recent divestiture, their position in the CBD market, current financing events, and overall focused business strategy, determined there was not an indication of an other-than-temporary impairment.

On June 26, 2018 Level Brands entered into an Agreement with Boston Therapeutics, Inc. (OTC: BTHE), a pharmaceutical company focused on the development, manufacturing and commercialization of novel compounds to address unmet medical needs in diabetes. The agreement involved a licensing agreement and required the Company to create IP for a branding / marketing campaign. As payment for these services, Boston Therapeiutics agreed to pay $850,000, of which $450,000 was issued as a note due no later than December 31, 2019 and $400,000 to be paid thru the issuance of BTI common stock based on the trading price at the agreement date ($0.075). As the stock has not been issued, we have recorded an other comprehensive loss to other accounts receivable of ($240,000) based on a current trading price of $0.03 at December 31, 2018.

The table below summarizes the assets valued at fair value as of December 31, 2018:
	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2018

Marketable securities	$718,658	-	$-	$718,658
Investment other securities	-	-	$1,159,112	$1,159,112

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2018	$1,050,961	$-	$1,159,112	$2,210,073
Sale of equities	$(200,000)	$-	$-	$(200,000)
Change in value of equity, other comprehensive income	$(132,303)	$-	$-	$(132,303)
Balance at December 31, 2018	$718,658	$-	$1,159,112	$1,877,770

NOTE 4 – INVENTORY

Inventory at December 31, 2018 and September 30, 2018 consists of the following:

	December 31,	September 30,
	2018	2018
Finished goods	$300,910	$18,531
Inventory components	788,769	104,692
Inventory prepaid	102,303
Total	$1,191,982	$123,223

During the year ended September 30, 2018, the Company determined that inventory was impaired by approximately $262,000. Impairment charges were recorded within operating expenses for the respective periods.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2018 and September 30, 2018 consist of the following:

	December 31,	September 30,
	2018	2018
Computers, furniture and equipment	$59,770	$59,770
Show booth and equipment	49,123	49,123
Manufacturing equipment	459,421
Leasehold improvements	159,450
Manufactures’ molds and plates	34,200	34,200
	761,964	143,093
Less accumulated depreciation	(100,354)	(89,613)
Net property and equipment	$661,610	$53,480

Depreciation expense related to property and equipment was $10,741 and $13,756 for the three months ended December 31, 2018 and 2017, respectively. During the three months ended December 31, 2017 we recorded a one-time loss of $69,311 on the disposal of a show booth that is no longer in use.

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

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725. In addition, the Company agreed to pay $65,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Chef Andre," "Andre Carthen," ACafe" or "Fit Chef" and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. In December 2018, the parties amended the agreement to remove the annual minimum guarantee in return for a one time payment of $70,000. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $12,091 for the three months ended December 31, 2018, respectively.

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750. In addition, the Company agreed to pay $40,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Jardin," "Nicholas Walker," "Nicholas Walker Jardin," "Nicholas Walker Garden Party," "Cultivated by Nicholas Walker," and "Jardin Du Jour," and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. In December 2018, the parties amended the agreement to remove the annual minimum guarantee in return for a one time payment of $10,000. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $6,382 for the three months ended December 31, 2018, respectively.

In September 2017, the Company entered into an exclusive seven year license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 was due in equal installments on January 1 of subsequent years until the license fee is paid, and were classified as long term liabilities related party as of December 31, 2017. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. In January 2018, the Company amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: royalty payments to kathy ireland® Worldwide for the three year extension would be set at 35% of net proceeds, to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000, on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. On December 20, 2018, both parties agreed to reduce the final amount owed to $300,000 if paid within 5 days, which was paid immediately.

On December 20, 2018, the Company completed the Mergers with Cure Based Development and acquired certain assets, including the trademark "cbdMD" and its variants and certain other intellectual property. The trademark is the cornerstone of this subsidiary and is key as we create and distribute products and continue to build this brand. We believe the trademark does not have limits on the time it will contribute to the generation of cash flows and therefore we have identified these as indefinite-lived intangible assets (see Note 2 for more information).

Intangible assets as of December 31, 2018 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2018	2018
Trademark and other intellectual property related to I’M1	$971,667	$971,667
Trademark and other intellectual property related to EE1	471,667	471,667
Trademark and other intellectual property related to cbdMD	21,584,000	-
Trademark, tradename and other intellectual property related to kathy ireland®Health & Wellness™, net	1,045,162	1,074,194
Wholesale license agreement with Chef Andre Carthen, net	319,989	262,077
Wholesale license agreement with Nicholas Walker, net	151,238	147,620
Trademark and other intellectual property related to BPU	240,591	246,760
Total	$24,785,314	$3,173,985

The Company has four definite lived intangible assets, which have seven or ten year lives.

Future amortization schedule:
Intangible	Total unamortized cost	2019	2020	2021	2022	2023	thereafter
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness™	$1,045,162	$87,097	$116,129	$116,129	$116,129	$116,129	$493,549
Wholesale license agreement with Chef Andre Carthen	$319,989	$42,351	$56,468	$56,468	56,468	$56,468	$51,766
Wholesale license agreement with Nicholas Walker	$151,238	$20,017	$26,689	$26,689	$26,689	$26,689	$24,465
Trademark and intellectual property related to BPU	$240,591	$18,507	$24,676	$24,676	$24,676	$24,676	$123,380

The Company performs an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the guidance in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred and the Company evaluates the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company has performed a qualitative and quantitative analysis and for the years ended September 30, 2018 and there was no impairment.

The Company has performed a qualitative and quantitative analysis for the year ended September 30, 2018 accounting for the performance of BPU and the business shift in relation to its original business model and current focus on licensing and has determined that an impairment is required. As a result, the Company recorded an impairment charge of $240,000 as impairment to intangibles under the BPU segment for the year ended of September 30, 2018. No other impairments were identified. Based upon the anticipated changes to BPU’s business model, the Company had determined that it was appropriate to reclassify the remaining carrying value of this intangible asset to a definite-lived asset. The Company began amortizing this asset beginning the first quarter of 2019. This reclassification is being accounted for as a prospective change in estimate.

The Company has determined that no event or circumstances indicate likeliness of an impairment as of December 31, 2018 for the current indefinite-lived intangible assets.

The Company also performs an impairment analysis at August 1 annually on the definite lived intangible assets following the guidance in ASC 360-10-35-21. We first assess if there is an indicator of possible impairment such as change in the use of the asset, market price changes in the asset, or other events that impact the value of the asset. If an indicator is present we then perform a quantitative analysis to determine if the carrying amount of the asset is recoverable. This is done by comparing the total undiscounted future cash flows of the long-lived asset to its carrying amount. If the total undiscounted future cash flows exceed the carrying amount of the asset, the carrying amount is deemed recoverable and an impairment is not recorded. If the carrying amount of a long-lived asset is deemed to be unrecoverable, an impairment loss needs to be estimated.

In order to calculate the impairment loss, the Fair Value of the asset must be determined. Fair Value referenced here is determined using the guidance in FASB ASC Topic 820. After assessing indicators for impairment, the Company determined that a quantitative analysis was not needed as of December 31, 2018.

NOTE 7 – PROMISSORY NOTE

On December 20, 2018, as part of the Mergers with Cure Based Development, the Company converted an outstanding liability held by Cure Based Development and issued in aggregate a $184,300 Promissory Note to Edge of Business, LLC, an entity controlled by the CEO of cbdMD. The liability was converted into an 18 month 6% promissory note. The note is interest only for the first 12 months and thereafter payable in six equal and consecutive monthly installments of principal and interest.

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we acquired a liability, a $20,000 note payable to an individual, who is the owner of CBD Now, LLC. CBD Now, LLC who now has a contractual right to receive shares of the company as part of the Merger. The note is due on February 20, 2019, but also includes an option for the note holder to elect to extend the maturity date to February 20, 2020. The note bears interest at a rate of 12%. As of December 31, 2018, $20,000 of the note payable was outstanding and is recorded as a note payable – related party.

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we acquired a liability a $60,000 note payable to an individual who now has a contractual right to receive shares of the company as part of the Merger. The note is due on March 5, 2019, but also includes an option for the note holder to elect to extend the maturity date to March 5, 2020. The note bears interest at a rate of 12%. As of December 31, 2018, $60,000 of the note payable was outstanding and is recorded as a note payable – related party.

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we acquired a liability, a $500,000 note payable to an individual who now has a contractual right to receive shares of the company as part of the Merger. The note is due on March 31, 2019, but also includes an option for the note holder to elect to extend the maturity date to March 31, 2020. The note bears interest at a rate of 12% and interest is paid monthly. As of December 31, 2018, $500,000 of the note payable was outstanding and is recorded as a note payable – related party.

NOTE 8 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro-forma data summarizes the results of operations for the three months ended December 31, 2018 and 2017, as if the Mergers with Cure Based Development had been completed on October 1, 2017. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mergers had taken place on October 1, 2017.

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017

Net revenues	$4,408,505	$688,110
Operating income (loss)	$(1,474,673)	$(1,456,125)
Net loss per share – basic and fully diluted	$(0.06)	$(0.06)

For the per share calculation, it is being assumed that the shares to be issued contractually under the Merger Agreement, upon shareholder approval, have been issued. This would account for an additional 6,500,000 shares issued directly to the members of Cure Based Development and another 8,750,000 shares issued which would have a voting proxy and leak out on voting rights over a 5 year period.

NOTE 9 – CONTINGENT LIABILITY

On December 20, 2018 (the Closing Date”), the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD, both North Carolina limited liability companies, completed the Mergers with Cure Based Development. The Merger Agreement provided that AcqCo LLC merge with and into Cure Based Development with Cure Based Development as the surviving entity (the “Merger”), and immediately thereafter Cure Based Development merged with and into cbdMD LLC (“cbdMD”) with cbdMD as the surviving entity (the “Secondary Merger” and collectively with the Merger, the “Mergers”). cbdMD has continued as a wholly-owned subsidiary of Level Brands and maintains the operations of Cure Based Development pre-closing.

As consideration for the Merger, the Company has a contractual obligation to issue 15,250,000 shares of our common stock, after approval by our shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 and 8,750,000, both of which are subject to leak out provisions, and the 8,750,000 tranche of shares will also vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date (“earn out”).

The contractual obligations and earn out provision are accounted for as a contingent liability and fair value is determined using Level 3 inputs, as estimating the fair value of these contingent liabilities require the use of significant and subjective inputs that may and are likely to change over the duration of the liabilities with related changes in internal and external market factors.

The initial two tranches totaling 15,250,000 shares have been valued using a market approach method and included the use of the following inputs: share price upon contractual obligation, discount for lack of marketability to address leak out restrictions, and probability of shareholder disapproval. In addition, the 8,750,000 shares in the second tranche also included an input for a discount for lack of voting rights during the vest periods.

The Merger Agreement also provides that an additional 15,250,000 shares (Earnout Shares) would be issued as part of the consideration for the Mergers, upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date as follows, as measured at four intervals (Marking Period): the completion of 12, 24, 42, and 59 calendar months from the Closing Date, and based upon the ratios set forth below:

Aggregate Net Revenues	Shares Issued / Each $ of Aggregate Net Revenue Ratio

$1 - $20,000,000	..190625
$20,000,001 - $60,000,000	..0953125
$60,000,001 - $140,000,000	..04765625
$140,000,001 - $300,000,000	..023828125

For clarification purposes, the Aggregate Net Revenues during a Marking Period shall be multiplied by the applicable Shares Issued/Each $ of Aggregate Net Revenue Ratio, minus, the number of shares issued as a result of Aggregate Net Revenues during the prior Marking Periods.

The issuance of the Earnout Shares is also subject to prior shareholder approval.

The 15,250,000 shares which would be issued in the future, upon the satisfaction of net revenue criteria have been valued using a Monte Carlo Simulation. Inputs used included: stock price, volatility, interest rates, revenue projections, and likelihood of obtaining revenue projections, amongst others.

The value of the contingent liability is $74,353,483 and has not changed at December 31, 2018.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

On July 31, 2017, the Company sold preferred shares it had received from a customer as payment for services to a related party. The preferred shares were originally valued as marketable securities at $650,000 and were sold for $475,000, an approximation of fair market value, which was paid $200,000 in cash and a short term note of $275,000 at 3% interest, which is included in note receivable related party as of September 30, 2018. The short term note was extended on August 1, 2018, and the outstanding principal of $155,400 at 5% interest was paid in full on November 15, 2018.

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

In September 2017, the Company entered into an exclusive seven year wholesale license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 are due in equal installments on January 1 of subsequent years until the license fee is paid. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. Royalties are paid at 33 1/3% of net proceeds with the license fee being a credit against royalties. On January 30, 2018, the Company amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: royalty payments to kathy ireland® Worldwide for the three year extension would be set at 35% of net proceeds, to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. On December 20, 2018, both parties agreed to reduce the final amount owed to $300,000 if paid within 5 days, which was paid immediately.

On December 11, 2017, the Company entered into a service agreement with Kure Corp., then a related party, to facilitate the “Vape Pod” transaction with the modular building systems vendor, SG Blocks, Inc., which is also a customer of our company. Under the terms of this agreement we also agreed to facilitate the introduction to third parties in connection with Kure Corp.'s initiative to establish Vape Pod's at U.S. military base retail locations and advising and aid in site selection for Kure retail stores on military bases and adjoining convenience stores, gas stations, and other similar retail properties utilizing Kure Corp.'s retail Vape Pod concept, among other services. As compensation for this recent agreement, we were issued 400,000 shares of Kure Corp.'s common stock which was valued at $200,000 (see Note 3 Marketable Securities and Other Investment Securities).

In June 2018, per our agreement with kathy ireland® Worldwide, the company earned a referral fee of $150,000 for facilitating a business opportunity which led to a new license agreement for kathy ireland® Worldwide. The Company is to receive 50% of all royalty revenue earned ongoing via the new business contract.

In April 2018 through June 2018, EE1 engaged in five separate statements of work for various marketing campaigns, production processes, and documentary related services for Sandbox LLC. Under the terms of the agreements, EE1 will be paid in the range of $200,000 to $250,000 for each statement of work, from Sandbox LLC. Sandbox LLC is an affiliate of a former member of our board of directors.

In September 2018, B&B Bandwidth purchased products from our subsidiary BPU for resale. The total purchase was $332,985. B&B Bandwidth management are affiliates of kathy ireland® Worldwide.

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we recognized the following related party transactions which happened prior to the Mergers:

Cure Based Development received $265,000 from Verdure Holdings LLC for future orders of the Company’s products. Verdure Holdings LLC is an affiliate of the CEO of cbdMD. This amount is recorded as customer deposits - related party on the accompanying balance sheet.

Cure Based Development entered a lease for office space, which also provides administrative and IT services, from an affiliate of the CEO of cbdMD. The lease is a month to month lease for $9,166 per month.

Cure Based Development leases its manufacturing facility from an entity partially owned by an individual who now has a contractual right to receive shares of the company as part of the Merger. The current lease was entered into on December 15, 2018 and is for three years at an annual base rent rate of $151,200 allowing for a 3% annual increase. In addition, common area maintenance rent is set at $25,200 annually.

As we engage in providing services to customers, at times we will utilize related parties, typically as a part of our agreement with kathy ireland® Worldwide, to assist in delivery of the services. For the three months ended December 31, 2018 and 2017 we incurred related party cost of sales of approximately $146,000 and $126,000, respectively.

NOTE 11 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. Our preferred stock does not have any preference, liquidation, or dividend provisions. No shares of preferred stock have been issued.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 10,095,356 and 8,123,928 shares of common stock issued and outstanding at December 31, 2018 and September 30, 2018, respectively.

Common stock transactions:

In the three months ended December 31, 2018:

On October 2, 2018, the Company completed a secondary public offering of 1,971,428 shares of its common stock for aggregate gross proceeds of $6,899,998. The Company received approximately $6.3 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The Company also issued to the selling agent warrants to purchase in aggregate 51,429 shares of common stock with an exercise price of $4.375. The warrants were valued at $86,092 and expire on September 28, 2023.

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

Stock option transactions:

No options were issued in the three months ended December 31, 2018.

No options were issued in the three months ended December 31, 2017.

Warrant transactions:

In the three months ended December 31, 2018:

On October 2, 2018 in relation to the secondary offering, we issued to the selling agent warrants to purchase in aggregate 51,429 shares of common stock with an exercise price of $4.375. The warrants expire on September 28, 2023.

In the three months ended December 31, 2017:

On November 17, 2017 in relation to the IPO, we issued to the selling agent warrants to purchase in aggregate 100,000 shares of common stock with an exercise price of $7.50. The warrants expire on October 27, 2022.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the three months ended December 31, 2018 and 2017:

	2018	2017
Exercise price	$4.375	$7.50
Risk free interest rate	2.90%	2.06%
Volatility	70.61%	43.12%
Expected term	5 years	5 years
Dividend yield	None	None

NOTE 12 – STOCK-BASED COMPENSATION

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

The following table summarizes stock option activity under the Plan:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2018	469,650	5.13
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2018	469,650	$5.13	6.72	$—

Exercisable at December 31, 2018	369,650	$5.19	6.20	$—

As of December 31, 2018, there was approximately $25,966 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 4 months.

Restricted Stock Award transactions:

On October 1, 2016 the Company issued 230,000 restricted stock awards in aggregate to board members. The restricted stock awards vested January 1, 2018. The stock awards are valued at fair market upon issuance at $195,500 and amortized over the vesting period. We recognized $0 and $39,100 of stock based compensation expense for the three months ended December 31, 2018 and 2017, respectively.

NOTE 13 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2018	312,176	$6.84
Issued	51,429	4.375
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2018	363,605	$6.49	3.49	$—

Exercisable at December 31, 2018	363,605	$6.49	3.49	$—

The following table summarizes outstanding common stock purchase warrants as of December 31, 2018:

	Number ofshares	Weighted-averageexerciseprice	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
	363,605	6.49

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

In January 2018, Level Brands, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as accrued expense to related party as of September 30, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds. The license fee paid is credited against any royalties to be paid. In December 2018, Level Brands agreed to and paid the balance owed as final payment at a reduced price of $300,000.

NOTE 15 – SEGMENT INFORMATION

The Company operates through its five subsidiaries in three business segments: the products, licensing, and entertainment divisions. The products division is designed to be an innovative and cutting-edge producer and marketer of various products, currently encompassing the CBD sector and hair care products. The licensing division is designed to establish brands via licensing of select products / categories and encompasses our two subsidiaries with a focus on health and wellness products and men’s lifestyle products. The entertainment division’s focus is to become a producer and marketer of multiple entertainment distribution platforms and provide brand management services. The corporate parent also will generate revenue from time to time, through advisory consulting agreements. This revenue is similar to the entertainment divisions’ revenue process and we have allocated revenue from corporate to the entertainment division for segment presentation.

The products division operated for the full year in fiscal 2018 and 2017. The licensing and entertainment divisions were both acquired in January 2017. The Company’s results for the product division in the first quarter of fiscal 2019 include cbdMD LLC from the Closing Date of the Mergers with Cure Based Development (December 20, 2018) through December 31, 2018.

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

Condensed summary segment information follows for the three months ended December 31, 2018 and 2017.

Three months ended December 31, 2018:

	Three Months Ended September 30, 2016
	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$475,067	$528,554	$245,409	$1,249,030
Net Sales related party	$-	$-	$-	$-
Total Net Sales	$475,067	$528,554	$245,409	$1,249,030
Income (loss) from Operations before Overhead	$63,657	$332,556	$(152,382)	$243,831
Allocated Corporate Overhead (a)	(355,272)	(395,272)	(183,526)	(934,070)
Net Income (Loss)	$(291,615)	$(62,716)	$(335,908)	$(690,239)

Assets	$84,742,526	$6,959,508	$4,735,370	$96,437,404

Three months ended December 31, 2017:

	Three Months Ended September 30, 2016
	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$29,070	$37,162	$366,979	$433,211
Net Sales related party	$-	$-	$254,545	$254,545
Total Net Sales	$29,070	$37,162	$621,524	$687,756
Income (loss) from Operations before Overhead	$(360,753)	$(360,109)	$242,553	$(478,309)
Allocated Corporate Overhead (a)	(49,930)	(41,554)	(694,989)	(786,474)
Net Income (Loss)	$(410,683)	$(401,663)	$(452,436)	$(1.264,782)

Assets	$4,587,741	$5,792,671	$4,918,581	$15,298,993

(a)
The Company began allocating corporate overhead to the business segments in April 2017. We have allocated overhead on a proforma basis for the three months ended December 31, 2018 and 2017 above for comparison purposes.

NOTE 16 – INCOME TAXES

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

On December 20, 2018, the Company completed a two-step merger with Cure Based Development (see Note 2). As a result of the Mergers the Company established as part of the purchase price allocation a net deferred tax liability related to the book-tax basis of certain assets and liabilities of approximately $5.1 million.

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles which cannot be offset by deferred tax assets and the deferred tax liabilities that resulted from the Mergers with Cure Based Development. The net deferred tax liability was reduced during the quarter ending December 31, 2018 by approximately $113,000 mainly due to the tax effected post-mergers NOL’s which have an indefinite life.

NOTE 17 – SUBSEQUENT EVENTS

Effective January 1, 2019, the Company entered into an agreement with a broker dealer for general financial advisory services. The term of the agreement is from January 1, 2019 until December 31, 2019. As compensation, the Company issued 25,000 shares of its common stock which was valued at $77,250, based upon the trading price of $3.09 on December 31, 2019.

On January 14, 2019, the Company extended its current agreement for advisory and investment banking services with a registered broker dealer, which initially expired April 2019. The agreement was extended through April 2020. As compensation, the Company issued 50,000 shares of its common stock which was valued at $212,500, based upon the trading price of $4.25 on January 14, 2019.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the first quarters of fiscal 2019 and fiscal 2018 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2018 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

Business

We operate our business in five business units, including:

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

Our newest business unit was established in December 2018 in connection with the Mergers with Cure Based Development LLC. In connection with the Mergers, we acquired the cbdMD brand. cbdMD produces and distributes various high-grade, premium CBD products under the cbdMD brand, including: tinctures, capsules, gummies, bath bombs, vape oils, topical creams and animal treats and oils.

Our business model is designed with the goal of maximizing the value of our brands through either acquisition of strategic brands with a portfolio of products or entry into license agreements with partners that are responsible for the design, manufacturing and distribution of our licensed products. We promote our brands across multiple channels, including print, television and social media. We believe that this “omnichannel” (or multi-channel) approach, which we expect will allow our customers to interact with each of our brands, in addition to the products themselves, will be critical to our success.

Recent Developments

As described elsewhere in this report, on December 20, 2018 we completed the Mergers with Cure Based Development and its historic operations are now conducted by cbdMD, our subsidiary. Prior to the Mergers, Cure Based Development, which was founded in 2017, reported revenues of $3,280,009 and a net loss of $353,561 for the eight months ended August 31, 2018. On the closing of the Mergers, and in order to ensure the continuity of the operations, Mr. R. Scott Coffman and Ms. Caryn Dunayer, Cure Based Development’s CEO and President, respectively, joined cbdMD and Mr. Coffman joined our board of directors. Our consolidated balance sheet at December 31, 2018 appearing elsewhere in this reports reflects the impact of the Mergers, and our consolidated statement of operations for the three months ended December 31, 2018 also appearing elsewhere in this report includes the results of cbdMD beginning on the Mergers closing date.

As consideration in the Mergers, the members of Cure Based Development received the contractual rights to receive shares of our common stock following shareholder approval as described elsewhere in this report. We expect to hold an annual meeting of our shareholders on March 29, 2019 at which time our shareholders will be asked to approve the issuance of an aggregate of 15,250,000 shares of our common stock, representing the First Tranche Shares and the Second Tranche Shares, as well as the possible issuance of an additional 15,250,000 Earnout Shares (as those terms are defined in the Merger Agreement). The issuance of the shares will constitute a change of control under the rules and regulations of the NYSE American and at the time of the initial issuance of the shares we will be required to meet the initial listing standard of the NYSE American. While there are no assurances, we expect to satisfy such criteria.

Growth Strategies and Outlook

Level Brands expanded its business operations over the past two years to include capabilities in licensing and branding services and most recently with the strategic acquisition of the cbdMD brand, to be a manufacturer and distributor of products in an emerging market space.

We are pursuing the following strategies to continue to grow our revenues and expand our business and operations during the balance of fiscal 2019:

●
With the recent strategic acquisition of the cbdMD brand and the passage of the Farm Bill which removed CBD as a Schedule 1 controlled substance, we must continue to expand visibility and distribution in this emerging space and capitalize on the current positioning of the brand to build it into the top recognized brand in the sector. We expect to do this by:

o
Expanding distribution to larger wholesalers as this will now be possible with the Farm Bill passage;
o
Continue to identify and develop CBD product offerings that fit into the mainstream for consumption based on market research and trends; and
o
Continue development of all advertising, media and sales channels.

●
Increase our base of licensed offerings: We believe that in building a strong brand, we must begin with intellectual property. The development of quality intellectual property (“IP”), is frequently one of the most expensive ongoing costs in a licensing operation. The unique kathy ireland® Worldwide “blueprint” for IP development, allows us economies of scale, which is a foundation for the licensing business under Level Brands which can bring virtually unlimited products and services of quality, through the appropriate distribution channels to meet the demands of our targeted customers. We expect to continue to grow our base of licensed products by:

o
Innovating and identifying market trends through an ongoing effort based on research of products, tracking buying and demand trends and subsequently identifying the right manufacturer for fulfillment.; and

o
 Identifying new product offerings in response to evolving customer demands in our focused areas, that meet our criteria, and with our branding support could increase our reach to new customers.

●
Cross-sell opportunities: With EE1 continuing to grow its portfolio of brand management customers, we believe we will continue to have opportunities to identify products that fit our criteria for additional licensing opportunities.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended December 31,
	2018	2017	Change
Net sales	$1,249,030	$443,211	$805,819
Net sales related party	$-	254,545	$(254,545)
Total net sales	$1,249,030	$687,756	$561,274
Costs of sales	$491,188	$228,124	$263,064
Gross profit as a percentage of net sales	60.6%	66.8%	(6.2)%
Operating expenses	$1,544,937	$1,757,155	$(212,218)
Other income (expenses)	$(36,140)	$(259)	$(35,881)
Net income (loss) before taxes	$(823,236)	$(1,297,782)	$474,546
Net loss attributable to Level Brands, Inc. common shareholders	$(584,385)	$(1,132,928)	$548,543

Sales

We began reporting our revenues by segment during the second quarter of fiscal 2017 following our acquisitions of I'M1 and EE1. The following table provides information on the contribution of net sales by segment to our total net sales.

	Three Months Ended December 31, 2018	% of total	Three Months Ended December 31, 2017	% of total

Licensing division	$528,554	42.3%	$37,162	5.4%
Entertainment division	$245,409	19.6%	$621,524	90.4%
Products division	$475,067	38.0%	$29,070	4.2%
Total net sales	$1,249,030		$687,756

The increase in net sales attributable to our licensing division in the three months ended December 31, 2018 is due to one significant licensing agreements previously entered into with our Level H&W unit.

The decrease in net sales attributable to our entertainment division in the three months ended December 31, 2018 is primarily associated with a one time contract in 2017 that was not replaced with additional sales in 2018.

The increase in net sales attributable to our products division in the three months ended December 31, 2018 is due primarily to the acquisition of the cbdMD brand on December 20, 2018 as it generated approximately $465,000 of sales from December 21, 2018 until December 31, 2018.

As described elsewhere in this report, from time to time we accept equity positions as compensation for our services. The following table provides information for the three months ended December 31, 2018 and 2017 regarding the amount of our total net sales in each of those periods for which we received an equity position in lieu of cash.

Three Months Ended December 31,
2018		2017
Amount	% total net sales	Amount	% total net sales
$470,000	37.6%	$454,500	66.1%

While our management believes this policy could potentially benefit our company, this practice has had an adverse impact on our cash flow from operations and holding these securities could subject our company to additional valuation impacts in future periods as a result of the need to value these holdings on a quarterly basis. During the three months ended December 31, 2018 and 2017, we recorded other comprehensive income (loss) on these holdings, net of taxes, of $(132,303) and $11,000, respectively.

Cost of sales

Our cost of sales includes labor, third party service providers and amortization for IP for our licensing and entertainment divisions and costs associated with distribution, manufacturing, third party fill and labor expense, components, and freight for our products divisions. The following table provides information on the percentage of our cost of sales to our net sales for each segment for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017

Licensing division	28.7%	183.0%
Entertainment division	74.9%	24.4%
Products division	32.7%	64.0%

The decrease in cost of sales as a percentage of sales for our licensing division in the three months ended December 31, 2018 is attributable to the significant costs in 2017 as the business laid groundwork on social media and production items to increase visibility of our licensed brands, I’M1 and kathy ireland® Health & Wellness™, which have been used to support the brand and contracts obtained during fiscal 2018. We expect this division to have a cost of sales rate between 10% and 30%, as the business is structured in a manner that the licensee (our customer) incurs the significant costs and revenues associated with the sale of licensed products. We recognize the associated royalty fees on a net basis. When we are involved in providing advisory services, we allocate the utilized internal resources costs to our cost of sales.

For the three months ended December 31, 2018, the entertainment division only provided television production services, which involve a higher cost of sales. Overall, the cost of sales as a percentage of sales for our entertainment division will vary based upon the type of projects in which it is involved. For instance, its cost of sales is expected to be less for advisory services, which utilize internal resources, as compared to television production services which require the use of external facilities and personnel, which increases our cost substantially. As a result, our gross margin for the entertainment division will vary from period to period, however we expect our cost of sales to be between 45% and 75% based on the mix of projects we engage.

In our products division, the significant decrease in the cost of sales as a percentage of sales in the three months ended December 31, 2018 is related to primarily to the acquisition of the cbdMD brand on December 20, 2018, and the overall impact of its revenues on total revenues in this division as this business has a low cost of sales, which was approximately 31.5%, which is consistent with their prior costs. We expect this division to maintain a low cost of sales, between 25% and 40%, as they manage their overall cost for manufacturing and production.

Operating expenses

Our principal operating expenses include wages, advertising, travel, rent, professional service fees, and expenses related to industry distribution and trade shows. Our operating expenses on a consolidated basis decreased 12.1% in the three months ended December 31, 2018 from 2017. This included decreases in: (i) staff related expenses; (ii) accounting and legal expenses; (iii) travel and entertainment expenses, (iv) expenses related to social media, public relations, advertising and marketing process, tradeshows and promotions; (v) charitable contributions; and (vi) allocation of corporate management fees which are described in greater detail later in this report. These decreases were offset by increases in: (i) outside services related to investor relations, transfer agent, other public company support costs; (ii) rent expense; (iii) insurance; and (iv) non-cash stock compensation expense.

We acquired I’M1 and EE1 in January 2017, Level H&W did not commence operations until December 2017, and cbdMD was acquired December 2018. Accordingly, we did not incur operating expenses for these business units during the entirety of the comparable periods in 2018 and 2017. The additional changes in our expenses in the fiscal 2018 periods is directly related to the operational changes in our company as we grew from one operating business segment to three, built the infrastructure to support the overall company from a growth perspective, and completed our initial public offering and transaction to a public company traded on the NYSE American, and established processes as well as a business focus to gain efficiencies with a focus on results.

The following table provides information on our approximate operating expenses for each segment for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017	change

Licensing division	$70,000	$336,000	$(266,000)
Entertainment division	$133,000	$282,000	$(149,000)
Products division	$239,000	$289,000	$(50,000)

Operating expenses attributable to our licensing and entertainment divisions for the three months ended December 31, 2018 and 2017, included: (i) staff related expenses; (ii) accounting and legal expenses; (iii) expenses related to social media, public relations, advertising, marketing, promotions; (iv) travel and entertainment and tradeshow; (v) professional outside services; and (vi) allocated management fees from corporate. The overall decrease in operating expenses is related to the maturation of the new divisions and expenses related to their day to day operations growth.

Operating expenses attributable to our products division for the three months ended December 31, 2018 and 2017, included: (i) staff related expenses; (ii) accounting and legal expenses; (iii) expenses related to social media, public relations, advertising, marketing, promotions and tradeshows; (iv) travel and entertainment expenses; (v) contract labor; (vi) marketing expenses (vii) affiliate commissions; (viii) impairments, and (ix) allocated management fees from corporate. The overall decrease in operating expenses in this division is related to management’s shift to a more structured approach and cost analysis as the strategy for this business unit was reviewed and repositioned. In addition, with the Mergers of Cure Based Development on December 20, 2018, the company has only realized a percentage of the normal operating costs for this business unit.

Corporate overhead and allocation of management fees to our segments

Included in our consolidated operating expenses are expenses associated with our corporate overhead which are not allocated to a specific segment of our operations, including (i) staff related expenses; (ii) accounting and legal expenses; (iii) expenses related to social media, public relations, advertising, marketing, promotions and tradeshows; (iv) travel and entertainment expenses; (v) professional outside services; (vi) rent; (vii) non-cash stock compensation expense; (viii) business insurance expense; and (ix) interest expense. The non-cash stock compensation expenses for the three months ended December 31, 2018 and 2017 were approximately $144,000 and $56,000, respectively.

The following table provides information on our approximate corporate overhead for the three months ended December 31, 2018 and 2017:

Three Months Ended December 31,
2018	2017	change
$1,182,000	$907,000	275,000

The overall increase in corporate operating expenses is related to the maturation of the entire organization and structuring related to its day to day operations and ongoing public company related expenses.

We allocate a portion of our corporate overhead to our segments in the form of a management fee. These allocations are included in the operating expenses by segment in the earlier table. As set forth above, these internal corporate charges eliminate upon consolidation of our financial statements. The following table provides information on the allocation of management fees to our segments for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017	change

Licensing division	$25,000	$50,000	$(25,000)
Entertainment division	$25,000	$50,000	$(25,000)
Products division	$25,000	$40,000	$(15,000)

We expect to continue to internally allocate corporate management fees to our segments in future periods, however, the amount of such fees will vary depending upon the amount of time devoted by our senior management to the particular segment and the overall revenue performance of each segment.

Other income and other non-operating expenses

Interest income (expense)

Our interest expense was $2,917 and $259 for the three months ended December 31, 2018 and 2017,. We had interest income of $46,950 and $2,134 for the same periods respectively and together this created an interest income of $44,033 and $1,875 for the three months ended December 31, 2018 and 2017.

Realized gain (loss) on marketable securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period, in realized gain (loss) on marketable securities. For the three months ended December 31, 2018 we recorded a loss of $(80,173) for the sale of securities we held (see Note 3 Marketable Securities and Other Investment Securities).

Other comprehensive income (loss)

We value investments in marketable securities at fair value and record a gain or loss at each period, in other comprehensive income (loss), unless a decline is determined to be other-than-temporary. For the three months ended December 31, 2018 we recorded other comprehensive loss of $(1,498,803) as compared to other comprehensive income of $33,500 for the three months ended December 31, 2017.

Net income (loss) and net income (loss) attributable to our common shareholders

Our net loss for the three months ended December 31, 2018 was $(690,239) as compared to a net loss in the three months ended December 31, 2017 of $(1,264,782) a change of 45.4%. At December 31, 2018 we owned 100% of the membership interest of cbdMD and at December 31, 2018 and 2017, we owned 100%, of the membership interests of Beauty & Pin-Ups and Level H&W and 100% of the voting interests in each of I'M1 and EE1 and 51% membership interest in each of I’M1 and EE1. As such we account for the noncontrolling interest in each of I’M1 and EE1 based on their gains or losses. Based on the noncontrolling interest for these entities, this can have a negative impact on the gains or losses to our shareholders. After allocating a portion of the net gain to the noncontrolling interests in accordance with generally accepted accounting principles, our net loss decreased 48.4% for the three months ended December 31, 2018 from the three months ended December 31, 2017.

Liquidity and Capital Resources

 We had cash and cash equivalents on hand of $8,031,534 and working capital of $13,960,261 at December 31, 2018 as compared to cash on hand of $4,282,553 and working capital of $10,820,192 at September 30, 2018. Our current assets increased approximately 33.4% at December 31, 2018 from September 30, 2018, and is primarily attributable to an increase of cash, accounts receivable, merchant reserve, and inventory, offset by a decrease in accounts receivable other, marketable and other securities, notes receivable, prepaid expenses, and deferred issuance costs. Our current liabilities increased approximately 82.6% at December 31, 2018 from September 30, 2018. This increase is primarily attributable to increases in notes payable, customer deposits, and accrued expenses, offset by decreases in accounts payable and deferred revenue. Both the changes in our current assets and current liabilities are also reflective of the further development of our business during fiscal 2018 as well as the Mergers of Cure Based Development in fiscal 2019. In November 2017 we completed an IPO and recorded $954,421 of deferred IPO costs which were directly attributable to the offering and were charged against the gross proceeds of the offering as a reduction of additional paid-in capital. In July 2017 we sold, to a related party, an equity position in a customer that we had received as compensation for services and we received a portion in cash and the balance as a short term note receivable for $275,000. As of September 30, 2018, the note balance was $156,147, the note was paid in full in November 2018.

During the three months ended December 31, 2018 we used cash primarily to fund our operations in addition to increases in our accounts receivable, and merchant reserve. We offer net 30 day terms and our receivables generally turn every 23 days.

We do not have any commitments for capital expenditures. We have sufficient working capital to fund our operations and to fund our expected growth.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have generated the income to meet this goal, however as we have accepted equity as compensation in many of our engagements, we have not met this goal as cash flow from operations has been a net use of $1,162,902 and $1,820,919 for three months ended December 31, 2018 and fiscal 2017, respectively.

              On November 16, 2017 we closed an IPO and raised net proceeds of $10,932,535. On October 2, 2018 we closed a follow-on firm underwritten public offering of shares of our common stock resulting in total net proceeds to us of $6,356,998. We are using the net proceeds from the offering for brand development and expansion, acquisitions and general working capital.

Related Parties

As described in Note 10 to our consolidated financial statements appearing elsewhere in this report, we have engaged in significant number of related party transactions. As indicated previously, we are a party to multiple agreements with kathy ireland® Worldwide, its principals and its affiliates, therefore as the companies work together on various opportunities, we at times have leveraged the kathy ireland® Worldwide enterprise to assist with delivery and in some cases to engage through them with customers. In addition, with the Mergers with Cure Based Development we acquired liabilities from related party transactions between it and its members in the form of financing notes and leases, which are described in Note 10. Due to the significance of these transactions we have reported transactions with related parties within the consolidated financial statements as well as within the notes to the consolidated financial statements. These transactions also are reported as sales with related parties (see Note 10 Related Party Transactions in the consolidated financial statements for more information).

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

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2018 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

PART II - OTHER INFORMATION
ITEM 1.             LEGAL PROCEEDINGS.

None.

ITEM 1A.          RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended September 30, 2018, filed with the Securities and Exchange Commission on December 12, 2018 subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

We are subject to the risk of possibly becoming an investment company under the Investment Company Act of 1940.

The Investment Company Act of 1940 regulates certain companies that invest in, hold or trade securities. Although we do not believe we are engaged in the business of investing, reinvesting or trading in securities, and we do not currently hold ourselves out to the public as being engaged in those activities, in the past we have accepted securities of our client companies as partial compensation. At December 31, 2018 we do not exceed the exemptive asset and revenue thresholds under Section 3(a)(1)(C) of Investment Company Act of 1940. So that we do not become an inadvertent investment company, we will continue to limit the amount of equity we accept as compensation for services provided so as to stay under the income threshold as indicated in the Investment Company Act of 1940 going forward. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act of 1940 concerns, or we may avoid otherwise economically desirable transactions due to those concerns.

THERE ARE NO ASSURANCES WE WILL SUCCESSFULLY INTEGRATE THE CURE BASED DEVELOPMENT BUSINESSES INTO OUR BUSINESS, WHICH WOULD ADVERSELY AFFECT THE COMBINED COMPANY’S FUTURE RESULTS.

In December 2018 we closed the Mergers with Cure Based Development. The success of this transaction will depend, in large part, on the ability of the combined company to realize anticipated benefits from combining the businesses of the companies. The failure to successfully integrate and to successfully manage the challenges presented by the integration process may result in the failure to achieve some or all the anticipated benefits of the transaction, which may have a material adverse effect on our operations and financial condition. Potential difficulties that may be encountered in the integration process include the following:

●
the potential disruption of, or the loss of momentum in, each company’s ongoing business;
●
using the combined company’s assets efficiently to develop the business of the combined company;
●
potential unknown or currently unquantifiable liabilities associated with the Mergers and the operations of the combined company;
●
potential unknown and unforeseen expenses and delays associated with the Mergers and the possibility that integration costs may be material;
●
performance shortfalls at one or both companies as a result of the diversion of management’s attention caused by integrating the companies’ operations;
●
necessary changes in the operations and culture of the acquired company post-closing in order to accommodate the changes from a privately-held company with a limited operating history to a subsidiary of a public company;
●
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies;
●
significant increases in our operating expenses; and
●
additional business, financial and operating risks we have yet to identify.

There are no assurances that the Mergers will ultimately result in the realization of the anticipated economic benefits and other expected synergies, or that such anticipated economic benefits and other expected synergies will take longer than excepted to be realized. If we are unable to fully realize the perceived benefits from the Mergers on a timely basis, we may be required to in the future impair some or all of the goodwill associated with this transaction which would materially adversely impact our results of operations in future periods.

CBDMD LLC HAS A LIMITED OPERATING HISTORY THAT IMPEDES OUR ABILITY TO EVALUATE ITS POTENTIAL FUTURE PERFORMANCE AND STRATEGY.

Our wholly-owned subsidiary, cbdMD, succeeded to the operations of Cure Based Development following the Closing of the Mergers in December 2018. We formed cbdMD in connection with the Mergers and it had no operating history prior to the Mergers. Cure Based Development was formed in 2017 and did not begin reporting any meaningful revenues until mid-2018. Its limited operating history makes it difficult for us to evaluate cbdMD’s future business prospects and make decisions based on estimates of its future performance. To address these risks and uncertainties, we must do the following:

●
Successfully execute our business strategy to the highest quality CBD in the industry;
●
Introduce new, differentiated botanical products;
●
Respond to competitive business developments;
●
Effectively and efficiently market and sell our line of CBD products;
●
Improve the distribution of our CBD products; and
●
Attract, integrate, retain and motivate qualified personnel.

Our business strategy may not be successful and we may not successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations may be materially and adversely affected.

THE MARKET FOR CBD PRODUCTS IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS, OUR BUSINESS AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

cbdMD operates in a competitive and rapidly evolving market. While we believe that the industry is fragmented at the present time, there are numerous competitors, including Green Roads, PlusCBD, and Select CBD in the retail of CBD-based products, and in the digital selling space Diamond CBD, CBDistillery, and Lazarus Naturals, some of whom are larger and have a longer operating history and may have greater financial resources than cbdMD does. Moreover, we expect competition in the CBD industry to intensify following the passage of the Farm Bill in December 2018. In the future we may also face competition with larger, better capitalized companies who elect to enter the market given the relatively low barriers to entry. cbdMD believes that it competes effectively with its competitors because of the quality of its products and customer service. However, no assurance can be given that cbdMD will effectively compete with its existing or future competitors. In addition, competition may drive the prices of our products down, which may have a materially adverse effect on our results of operations in future periods.

LAWS AND REGULATIONS AFFECTING OUR INDUSTRY ARE EVOLVING UNDER THE FARM BILL, FDA AND OTHER REGULATORY AUTHORITIES AND CHANGES TO ANY REGULATION MAY MATERIALLY EFFECT OUR CBD OPERATIONS.

In conjunction with the enactment of the Farm Bill, the United States Food and Drug Administration (“FDA”) released a statement about the status of CBD as a nutritional supplement, and the agency’s actions in the short term with regards to CBD will guide the industry. The statement noted that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and Section 351 of the Public Health Service Act. As a nutritional supplement manufacturer, cbdMD is also striving to meet or exceed the FDAs Good Manufacturing Practice (GMP) guidelines. Any difficulties in compliance with existing government regulation could increase our operating costs and adversely impact our results of operations in future periods.

In addition, as a result of the Farm Bill’s recent passage, we expect that there will be a constant evolution of laws and regulations affecting the CBD industry which could affect cbdMD’s operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

THE ESTIMATED NATURE OF THE CONSIDERATION TRANSFERRED MEANS THAT ANY SUBSEQUENT CHANGES IN THE VALUATION MODEL OR INPUTS TO THE MODEL, MAY MATERIALLY IMPACT THE CURRENT CARRYING VALUES OF INTANGIBLES, GOODWILL AND CONTINGENT LIABILITIES.

Significant estimates have been utilized to value the consideration transferred in the Mergers with Cure Based Development. Estimates have been used in creating inputs for the Market Approach and Monte Carlo Simulation methods to value the intangibles and contingent liabilities. If these estimates or inputs were to change, they could have a material impact on the current carrying values of the intangibles, goodwill and contingent liabilities on our consolidated financial statements.

THE ISSUANCES OF THE SHARES OF OUR COMMON STOCK TO THE CURE BASED DEVELOMENT MEMBERS WILL SIGNIFICATLY DILUTE OUR EXISTING SHAREHOLDERS. WE ARE REQUIRED TO MEET THE INITIAL LISTING STANDARDS OF THE NYSE AMERICAN IN CONNECTION WITH SUCH ISSUANCES.

Upon the terms set forth in the Merger Agreement, on the Closing Date the members of Cure Based Development received contractual rights to receive 15,250,000 shares of our common stock, representing approximately 60% of our outstanding common stock following such issuance, as the consideration for the Mergers. The Merger Agreement also provides that we may issued up to an additional 15,250,000 shares of our common stock as part of the merger consideration upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date. As of the Closing Date, there were 10,095,396 shares of our common stock issued and outstanding. Our ability to issue these shares must be approved by our shareholders at our upcoming 2019 annual meeting of shareholders in accordance with the rules and regulations of NYSE American. Assuming the approval of such issuances at the shareholder meeting, the issuance of the first 15,250,000 shares, but giving effect to no other change to the number of shares of our common stock issued and outstanding or the possible issuance of additional 15,250,000 shares in future periods, the members of Cure Based Development would own 60.2% of our then outstanding shares of common stock. Therefore, the ownership and voting rights of our existing shareholders will be proportionally reduced.

In addition, the issuance of the shares will constitute a change of control under the rules and regulations of the NYSE American and at the time of the initial issuance of the shares we will seek the continued listing of the common stock on the NYSE American. We presently meet all quantitative and qualitative initial listing standards and expect to continue to meet these requirements following the 2019 annual meeting. There are no assurances, however, that our expectations are correct. If we were unable to meet the initial listing standards of the NYSE American following the 2019 annual meeting, it is possible that our common stock would be delisted from the exchange which would have a material adverse effect on the market for our common stock.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 2, 2018 we closed a firm commitment underwritten follow-on public offering pursuant to which we sold 1,971,428 shares of our common stock for aggregate gross proceeds of $6,899,998. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering. We received approximately $6.3 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We are using the net proceeds from the offering for brand development and expansion, acquisitions and general working capital.

On January 14, 2019, we entered into an Amendment to Advisory Services Letter Agreement with Maxim Group, LLC, a broker-dealer and member of FINRA (“Maxim”) pursuant to which we extended our current agreement for advisory and investment banking services, which expired on April 24, 2019 to April 30, 2020. As compensation, we issued Maxim 50,000 shares of our common stock which was valued at $212,500. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act. The foregoing description of the terms and conditions of the Amendment to Advisory Services Letter Agreement with Maxim is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.85 to this report.

On January 15, 2019, with an effective date of January 1, 2019, we entered into an Advisory Agreement with Joseph A. Gunnar & Co., LLC, a broker dealer and member of FINRA (“Gunnar”). Pursuant to the terms of the Advisory Agreement, which expires on December 31, 2019, we have retained Gunnar on a non-exclusive basis as our financial advisor and investment banker to provide general advisory services, including: (a) assisting us with strategic introductions and conduct of non-deal roadshows; (b) work with our management team to develop a set of long term and short term goals with a focus on enhancing shareholder value; and (c) providing us with such other financial advisory services as the parties may agree upon. . As compensation, we issued Gunnar 25,000 shares of our common stock which was valued at $77,250. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act. The foregoing description of the terms and conditions of the Advisory Agreement with Gunnar is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.86 to this report.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                        MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.                        OTHER INFORMATION.

On February 12, 2019, to be effective February 15, 2019 the Compensation Committee of our Board of Directors granted Martin A. Sumichrast, our Chairman and CEO, and Mark S. Elliott, our CFO and COO, discretionary cash bonuses of $225,000 and $112,500, respectively, pursuant to the terms of our employment agreement with each of Mr. Sumichrast and Mr. Elliott.  In addition, during the balance of fiscal 2019 at such time that the gross revenue is $15 million, each of Mr. Sumichrast and Mr. Elliott will be entitled to supplemental discretionary cash bonuses of $160,000 and $62,500, respectively, which is prorated if gross revenue is between $12 million and $15 million.

ITEM 6.                        EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8K	12/03/2018	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC				Filed
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC				Filed
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC				Filed
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC				Filed
3.1	Certificate of Incorporation	1-A	9/18/17	2.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3
3.1(c)	Certificate of Amendment to the Certificate of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4
3.1(d)	Certificate of Amendment to the Certificate of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5
3.2	Amended and Restated Bylaws	1-A	9/18/17	2.6
10.79	Form of leak out agreement	8-K	12/20/18	10.1
10.80	Form of voting proxy	8-K	12/20/18	10.2
10.81	6% promissory note dated December 20, 2018 to Edge of Business, LLC	8-K	12/20/18	10.3
10.82	Executive Employment Agreement dated December 20, 2018 by and between cbdMD LLC and R. Scott Coffman	8-K	12/20/18	10.4
10.83	Executive Employment Agreement dated December 20, 2018 by and between cbdMD LLC and Caryn Dunayer	8-K	12/20/18	10.5
10.84	Mutual Termination of License Agreement dated January 07, 2019 by and between Level Brands, Inc. and Isodiol International, Inc.	8-K	1/1/11	10.1
10.85	Amendment to Advisory Agreement dated January 14, 2019 with Maxim Group LLC				Filed
10.86	Advisory Agreement dated January 15, 2019 with Joseph Gunnar LLC				Filed
10.87	Amendment to Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc., and kathy ireland ® Worldwide				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Executive Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
99.1	Audited financial statements of Cure Based Development, LLC for the period of August 3, 2017 (inception) through December 31, 2017 and for the eight months ended August 31, 2018	8-K	12/20/18	99.1
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL BRANDS, INC.

February 14, 2019	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Chief Executive Officer, principal executive officer

February 14, 2019	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer