Form 10-Q/A
period 2018-12-31
Level Brands, Inc.
filed 2019-04-26
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(amendment no. 1)

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

704-362-6286
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
10,170,356 shares of common stock are issued and outstanding as of February 10, 2019

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q, or this Amendment, amends the Quarterly Report on Form 10-Q for the three months ended December 31, 2018 we originally filed with the Securities and Exchange Commission, or the Commission, on February 14, 2019, or the Original Filing, in connection with our failure to give effect to the phase in of FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) in the financial statements included in the Original Filing.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 18 to our unaudited condensed consolidated financial statements in Part I, Item 1, “Financial Statements” of this Amendment, on April 12, 2019, we concluded that we would restate our previously issued consolidated financial statements as of and for the three months ended December 31, 2018, as set forth in the Original Filing in connection with our failure to give effect to the phase in of ASU 2016-01 in the financial statements included in the Original Filing.

Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2018. As a result of that reassessment, management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed at that date. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part 1, Item 4 “Controls and Procedures” of this Amendment.

Amendment

The purpose of this Amendment is to restate our previously issued unaudited condensed consolidated financial statements and related disclosures as of and for the three months ended December 31, 2018 in connection with the application of ASU 2016-01. This Amendment also includes (a) an amended Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the error described above, and (b) an amended Part I, Item 4 “Controls and Procedures” to restate the conclusion on the effectiveness of disclosure controls and procedures. Disclosure controls and procedures were deemed effective in the Original Filing on February 14, 2019 and are deemed ineffective as a result of the material weakness described in Part I, Item 4 “Controls and Procedures” of this Amendment.

Except as expressly set forth herein, including in the notes to the unaudited condensed consolidated financial statements, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing.

Items Amended in this Filing

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment in connection with the application of ASU 2016-01 in this Amendment that was not previously applied:

· Part I, Item 1. Financial Statements

· Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

· Part I, Item 4. Controls and Procedures

In accordance with applicable Commission rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment.

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

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND SEPTEMBER 30, 2018
(continued)

	(Unaudited)
	December 31,	September 30,
	2018	2018
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$429,352	$473,717
Accounts payable - related party	20,170	7,860
Deferred revenue	47,083	161,458
Note payable – related parties	580,000	-
Customer deposit - related party	265,000	-
Accrued expenses	339,708	6,920
Accrued expenses - related party	90,361	320,000
Total current liabilities	1,771,674	969,955

Long term liabilities
Other long term liabilities	6,734	7,502
Contingent liability	71,353,483	-
Long term liabilities - to related party	184,300	-
Deferred tax liability	4,996,000	21,000
Total long term liabilities	76,540,517	28,502

Total liabilities	78,312,191	998,457

Level Brands, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
10,095,356 and 8,123,928 shares issued and outstanding, respectively	10,095	8,124
Additional paid in capital	28,074,224	21,781,095
Accumulated other comprehensive income (loss)	-	(2,512,539)
Accumulated deficit	(11,291,930)	(6,669,497)
Total Level Brands, Inc. shareholders' equity	16,792,389	12,607,183
Non-controlling interest	1,332,824	1,411,972
Total shareholders' equity	18,125,213	14,019,155

Total liabilities and shareholders' equity	$96,437,404	$15,017,612

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2018	2017

Sales	$1,467,464	$448,793
Sales related party	-	254,545
Total Gross Sales	1,467,464	703,338
Allowances	(218,434)	(15,582)

Net Sales	1,249,030	433,211
Net sales related party	-	254,545
Total Net Sales	1,249,030	687,756

Costs of sales	491,188	228,124
Gross profit	757,842	459,632
Operating expenses	1,544,941	1,687,644
Loss from operations	(787,099)	(1,228,012)
Unrealized loss on marketable securities	(1,553,303)	-
Realized gain (loss) on marketable securities	(25,673)	-
Loss on disposal of property and equipment	-	(69,511)
Interest income (expense)	44,033	(259)
Loss before provision for income taxes	(2,322,042)	(1,297,782)
Provision for income taxes	133,000	33,000
Net loss	(2,189,042)	(1,264,782)
Net loss attributable to non-controlling interest	(79,149)	(131,854)

Net loss attributable to Level Brands, Inc. common shareholders	$(2,109,893)	$(1,132,928)

Loss per share, basic and diluted	$(0.21)	$(0.16)
Weighted average number of shares outstanding	10,052,960	6,911,871

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2018	2017

Net loss	$(2,189,042)	$(1,264,782)
Other Comprehensive Income:
Reclassification for losses included in Net Income	-	-
Net Unrealized Gain (Loss) on Marketable Securities, net of tax	-	33,500
Comprehensive Loss	$(2,189,042)	$(1,231,282)

Comprehensive loss attributable to non-controlling interest	$(79,149)	$(131,854)
Comprehensive loss attributable to Level Brands, Inc. common shareholders	$(2,109,893)	$(1,099,428)

See Notes to Condensed Consolidated Financial Statements

LEVEL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017
(unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,189,042)	$(1,264,782)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	143,673	17,114
Restricted stock expense	-	39,100
Issuance of stock / warrants for service	-	37,002
Amortization of debt issue costs	-	-
Depreciation and amortization	64,414	61,067
Gain on settlement of note	(20,000)	-
Unrealized loss on marketable securities	1,553,303	-
Realized loss on sale of marketable securities	25,673	-
Loss on sale of property and equipment	-	69,511
Non-cash consideration received for services	(407,500)	(454,503)
Changes in operating assets and liabilities:
Accounts receivable	(113,629)	75,734
Accounts receivable – related party	204,902	712,325
Other accounts receivable	(8,865)	(37,612)
Other accounts receivable – related party	-	(54,545)
Note receivable	(6,000)	-
Note receivable – related party	156,147	8,002
Merchant reserve	(25,090)	-
Inventory	(13,833)	(4,952)
Prepaid expenses and other current assets	184,300	(221,545)
Marketable securities	174,327	-
Accounts payable and accrued expenses	(329,680)	162,142
Accounts payable and accrued expenses – related party	(308,627)	(939,685)
Deferred revenue / customer deposits	(114,375)	7,708
Deferred tax liability	(133,000)	(33,000)
Cash used by operating activities	(1,162,902)	(1,820,919)

Cash flows from investing activities:
Net cash used for merger	(1,177,669)	-
Purchase of investment other securities	-	(300,000)
Purchase of intangible assets	(79,999)	-
Purchase of property and equipment	(9,925)	(2,665)
Cash used by investing activities	(1,267,593)	(302,665)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,356,997	10,927,535
Deferred issuance costs	(177,521)	(270,341)
Cash provided by financing activities	6,179,476	10,657,194
Net increase (decrease) in cash	3,748,981	8,533,610
Cash and cash equivalents, beginning of period	4,282,553	284,246
Cash and cash equivalents, end of period	$8,031,534	$8,817,856

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

Marketable Securities

Marketable securities that are equity securities are carried at fair value on the consolidated balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the Statements of Operations in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s consolidated statements of operations.  On October 1, 2018, as a result of the adoption of ASU 2016-01 – Financial Instruments, the Company reclassified $2,512,539 of net unrealized losses on marketable securities, that were formerly classified as available-for-sale securities before the adoption of the new standard, from Accumulated Other Comprehensive Loss to Accumulated Deficit.

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

When the Company records an investment in marketable securities the asset is valued at fair value. For investment other securities, it will value the asset using the cost method of accounting.  Any changes in fair value for marketable securities during a given period will be recorded as an unrealized gain or loss in the Statement of Operations. For investment other securities we use the cost method and compare the fair value to cost in order to determine if there is an other-than-temporary impairment.

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

In November 2017, the Company completed services in relation to an agreement with SG Blocks, Inc. (NASDAQ: SGBX). As payment for these services, SG Blocks issued 50,000 shares of its common stock to Level Brands. The customer is a publicly traded entity and the stock was valued based on the trading price at the day the services were determined delivered, which was $5.09 per share for an aggregate value of $254,500. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange. The common stock is held as available for sale, and from November 7, 2018 thru December 13, 2018, the Company sold the 50,000 shares held and recorded a realized loss on marketable securities of $(25,673) in the consolidated statement of operations.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp, formerly a related party. As payment for these services, Kure Corp issued 400,000 shares of its stock to Level Brands. The customer was a private entity and the stock was valued at $200,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. In addition, in December 2017, the Company engaged and completed advisory services in relation to an additional agreement with Kure Corp, for services related to their “vape-pod” strategy. As payment for these services, Kure Corp issued an additional 400,000 shares of its stock to Level Brands which the Company received in January 2018. These shares were also valued at $200,000. The Company had classified this common stock, cumulative value of $400,000, as Level 3 for fair value measurement purposes as there were no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. On April 30, 2018, Kure Corp. merged with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company. In the merger agreement, each share of Kure was valued at $1.00 as the initial value and is to be exchanged for shares of Isodiol in three issuances as follows: 1) 30% of the initial value issued on May 1, 2018, the balance of shares issued based on earn out goals as 2) 50% of the initial value to be issued on January 31, 2019 on a prorata basis based on sales and using the prior 10 day volume weighted average price of Isodiol shares and 3) 20% of the initial value to be issued on January 31, 2020 on a prorata basis based on sales and using the prior 10 day volume weighted average price of Isodiol shares. We recorded the first issuance of 380,952 shares based on a trading price on April 30, 2018 of $0.63 per share valued at $240,000 as a Level 1 for fair value measurement purposes as the stock is actively traded on an exchange. We also removed the value of the Kure equity of $400,000 from our Level 3 investments as part of the exchange described above. As the full value of the Kure equity will not be received until the future issuances based on the above earn out goals, we have recorded an accounts receivable other of $160,000 as of December 31, 2018. The Company has assessed the other accounts receivable and determined there is no indication that we will not receive the full amount. The common stock was valued at $0.94 per share on December 31, 2018, and we recorded $(74,163) as an unrealized loss on the Company consolidated financial statements for the three months ended December 31, 2018. The Company also assessed the common stock and determined there was not an indication of an other-than-temporary impairment

On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from a current customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The customer is a private entity. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. As of December 31, 2018, the Company has determined there is no impairment on the value of the shares of stock.

On December 30, 2017 Level Brands entered into an Agreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. The agreement required the Company to create a global branding and marketing campaign, which includes a joint strategy to develop Isodiol’s brand and products, an influencer program, and a social and traditional media strategy. As payment for these services, Isodiol agreed to pay $2,000,000 and issued 1,679,321 shares of its common stock to Level Brands, based on the trading price on the day of the agreement, which was $1.1909 per share. These shares were issued on January 22, 2018. In addition, the Company provided ongoing quarterly services, all the services were valued at $750,000 per quarter. This amount was be paid through the issuance of Isodiol stock and the number of shares issued was determined based on the trading value of Isodiol stock on the last day of each quarter. As previously reported on Form 8-K filed January 11, 2019, the agreement was mutually cancelled effective October 1, 2018 for an agreed upon final payment of 500,000 shares for an outstanding amount of $62,500 and for consultative services provided through December 31, 2018. The common stock was valued at $0.94 per share on December 31, 2018, and we recorded $(58,140) as an unrealized loss on the Company’s consolidated financial statements for the three months ended December 31, 2018. The Company assessed the common stock and based on conversations with the company regarding its recent announcements to curb impact on shareholder dilution, recent divestiture, their position in the CBD market, current financing events, and overall focused business strategy, determined there was not an indication of an other-than-temporary impairment.

On June 26, 2018 Level Brands entered into an Agreement with Boston Therapeutics, Inc. (OTC: BTHE), a pharmaceutical company focused on the development, manufacturing and commercialization of novel compounds to address unmet medical needs in diabetes. The agreement involved a licensing agreement and required the Company to create IP for a branding / marketing campaign. As payment for these services, Boston Therapeutics agreed to pay $850,000, of which $450,000 was issued as a note due no later than December 31, 2019 and $400,000 to be paid thru the issuance of BTI common stock based on the trading price at the agreement date ($0.075). As the stock has not been issued, we have recorded an unrealized loss of ($240,000) based on a current trading price of $0.03 at December 31, 2018.

The table below summarizes the assets valued at fair value as of December 31, 2018:
	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2018

Marketable securities	$718,658	-	$-	$718,658
Investment other securities	-	-	$1,159,112	$1,159,112

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2018	$1,050,961	$-	$1,159,112	$2,210,073
Sale of equities	$(200,000)	$-	$-	$(200,000)
Change in value of equities held	$(132,303)	$-	$-	$(132,303)
Balance at December 31, 2018	$718,658	$-	$1,159,112	$1,877,770

NOTE 4 – INVENTORY

Inventory at December 31, 2018 and September 30, 2018 consists of the following:

	December 31,	September 30,
	2018	2018
Finished goods	$300,910	$18,531
Inventory components	788,769	104,692
Inventory prepaid	102,303
Total	$1,191,982	$123,223

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

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017

Net revenues	$4,408,505	$688,110
Operating income (loss)	$(1,988,146)	$(1,496,943)
Net income (loss)	$(3,368,270)	$(1,401,860)
Net loss per share – basic and fully diluted	$(0.13)	$(0.06)

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

Condensed summary segment information follows for the three months ended December 31, 2018 and 2017.

Three months ended December 31, 2018:

	Three Months Ended September 30, 2016
	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$475,067	$528,554	$245,409	$1,249,030
Net Sales related party	$-	$-	$-	$-
Total Net Sales	$475,067	$528,554	$245,409	$1,249,030
Income (loss) from Operations before Overhead	$63,657	$(1,220,747)	$(97,882)	$(1,254,972)
Allocated Corporate Overhead (a)	(355,272)	(395,272)	(183,526)	(934,070)
Net Income (Loss)	$(291,615)	$(1,616,019)	$(281,408)	$(2,189,042)

Assets	$84,742,526	$6,959,508	$4,735,370	$96,437,404

Three months ended December 31, 2017:

	Three Months Ended September 30, 2016
	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$29,070	$37,162	$366,979	$433,211
Net Sales related party	$-	$-	$254,545	$254,545
Total Net Sales	$29,070	$37,162	$621,524	$687,756
Income (loss) from Operations before Overhead	$(360,753)	$(360,109)	$242,553	$(478,309)
Allocated Corporate Overhead (a)	(49,930)	(41,554)	(694,989)	(786,474)
Net Income (Loss)	$(410,683)	$(401,663)	$(452,436)	$(1.264,782)

Assets	$4,587,741	$5,792,671	$4,918,581	$15,298,993

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

On April 19, 2019, following approval by our shareholders at the 2019 annual meeting held on April 19, 2019, we filed Articles of Amendment to our Articles of Incorporation changing the name of our company to “cbdMD, Inc.” effective May 1, 2019. Concurrent with the name change, the CUSIP number of our common stock will be changed to 12482W1018 and the symbol for our common stock which is listed on the NYSE American will be changed to “YCBD.” In addition, the shareholders of Level Brands, Inc. approved the issuance of an aggregate of 15,250,000 shares of our common stock pursuant to the rights granted as consideration for the mergers which closed on December 20, 2018 pursuant to the terms of the Agreement and Plan of Merger dated December 3, 2018 by and among our company, our wholly-owned subsidiaries and Cure Based Development, LLC.

NOTE 18 – CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of its Quarterly Report on SEC Form 10-Q for the six months ended March 31, 2019, the Company discovered an error due to missing a change in accounting related to other comprehensive income (loss) as reflected in the phase in of ASU 2016-01, which became effective for the Company on October 1, 2018. Under the new guidance in ASU 2016-01 the Company should record unrealized gains and losses in the value of the equity securities it owns in the statements of operations, whereas, under previous guidance (and in the Original Form 10-Q) those gains and losses were recorded as accumulated other comprehensive income (loss).

This restatement includes i) recording a one-time adjustment to accumulated deficit to reclassify the accumulated other comprehensive loss related to unrealized gains on equity securities as of October 1, 2018, ii) recording an unrealized loss on marketable securities representing the value change in the equities for the three months ended December 31, 2018, and iii) adjusting the realized loss on marketable securities for the impact under ASU 2016-01.

No entries to correct for this restatement have any impact on our cash position, liquidity, or operations.

Accordingly, the Company has deemed it necessary to restate the quarterly financial statements for the fiscal quarters ended December 31, 2018 and 2017, and provide a table presenting the impact of the restatement on each line item impacted, showing the amount “As Reported” and “As Restated”, consistent with ASC 250-10-50-7, as follows:

The Balance Sheet as of December 31, 2018:

	Three Months Ended
	December 31, 2018
	As Reported	As Restated
Balance Sheet:
Shareholders’ Equity:
Accumulated other comprehensive income (loss)	(4,011,342)	-
Accumulated deficit	(7,253,882)	(11,291,930)
Total Level Brands, Inc. shareholders’ equity	(16,819,095)	(16,792,389)
Non-controlling interest	1,306,118	1,332,824

The Statement of Operations for the Three Months Ended December 31, 2018:

	Three Months Ended
	December 31, 2018
	As Reported	As Restated
Statement of Operations:
Unrealized loss on marketable securities	-	(1,553,303)
Realized gain (loss) on marketable securities	(80,173)	(25,673)
Loss before provision for income taxes	(823,239)	(2,322,042)
Net loss	(690,239)	(2,189,042)
Net loss attributable to non-controlling interest	(105,854)	(79,149)
Net loss attributable to Level Brands, Inc. common shareholders	(584,385)	(2,109,893)
Loss per share, basic and diluted	(0.06)	(0.21)

The Statement of Comprehensive Income (Loss) for the Three Months Ended December 31, 2018:

	Three Months Ended
	December 31, 2018
	As Reported	As Restated
Statement of Comprehensive Income (Loss):
Net loss	(690,239)	(2,189,042)
Reclassification for losses included in Net Income	54,500	-
Net unrealized gain (loss) on marketable securities, net of tax	(1,553,303)	-
Comprehensive Loss attributable to non-controlling interest	(105,854)	(79,149)
Comprehensive loss attributable to Level Brands, Inc common shareholders	(2,083,188)	(2,109,893)

The Statement of Cash Flows for the Three Months Ended December 31, 2018:

	Three Months Ended
	December 31, 2018
	As Reported	As Restated
Statement of Cash Flows:
Net loss	(690,239)	(2,189,042)
Unrealized loss on marketable securities	-	1,553,303
Realized loss on sale of marketable securities	80,173	25,673

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

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended December 31,
	2018	2017	Change
Net sales	$1,249,030	$443,211	$805,819
Net sales related party	$-	254,545	$(254,545)
Total net sales	$1,249,030	$687,756	$561,274
Costs of sales	$491,188	$228,124	$263,064
Gross profit as a percentage of net sales	60.6%	66.8%	(6.2)%
Operating expenses	$1,544,941	$1,757,155	$(212,214)
Other income (expenses)	$(1,534,943)	$(259)	$(1,534,684)
Net income (loss) before taxes	$(2,322,042)	$(1,297,782)	$(1,024,260)
Net loss attributable to Level Brands, Inc. common shareholders	$(2,109,893)	$(1,132,928)	$(976,965)

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

During the three month period ended December 31, 2018 we recorded an unrealized loss on these holdings of $(132,303). During the three month period ended December 31, 2017, we recorded other comprehensive income (loss) on these holdings, net of taxes, of $11,000. These are non-cash items.

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

Unrealized gain (loss) on marketable securities

We value investments in marketable securities at fair value and record an unrealized gain or loss within the statements of operations, a non-cash entry, at each period beginning October 1, 2018 and previously recorded unrealized gain or loss in other comprehensive income (loss). For the three months ended December 31, 2018 we recorded an unrealized loss, a non-cash entry, on marketable securities of $(1,553,303). For the three months ended December 31, 2017 we recorded $33,500 of unrealized gains to other comprehensive income.

Net income (loss) and net income (loss) attributable to our common shareholders

Our net loss for the three months ended December 31, 2018 was $(2,189,042) as compared to a net loss in the three months ended December 31, 2017 of $(1,264,782) a change of 73.1%. At December 31, 2018 we owned 100% of the membership interest of cbdMD and at December 31, 2018 and 2017, we owned 100%, of the membership interests of Beauty & Pin-Ups and Level H&W and 100% of the voting interests in each of I'M1 and EE1 and 51% membership interest in each of I’M1 and EE1. As such we account for the noncontrolling interest in each of I’M1 and EE1 based on their gains or losses. Based on the noncontrolling interest for these entities, this can have a negative impact on the gains or losses to our shareholders. After allocating a portion of the net gain to the noncontrolling interests in accordance with generally accepted accounting principles, our net loss attributable to shareholders increased 86.2% for the three months ended December 31, 2018 from the three months ended December 31, 2017, of which $1,553,303 is the non-cash recording of unrealized loss on marketable securities.

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

Subsequent to the evaluation made in connection with the Original Filing, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures concluding that our disclosure controls and procedures were not effective as of December 31, 2018 because of the material weakness in our internal control over financial reporting which existed at that date and is discussed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our Original Filing, we did not disclose the existence of any material weaknesses in internal control over financial reporting. Subsequent to that evaluation, we determined that a material weakness in our internal control over financial reporting existed as of December 31, 2018 in that we did not maintain effective internal controls related to accounting for the application of new accounting rules. Specifically, we did not properly assess the phase-in date of ASU 2016-01 which became material to our company in the quarter ended December 31, 2018. The foregoing resulted in the restatement of our unaudited condensed consolidated financial statements for quarter ended December 31, 2018.

The foregoing restatement was effected through our filing of this Amendment. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting as of December 31, 2018.

Remediation Plan

In response to the identified material weakness, our management, with the oversight of the Audit Committee of the Board of Directors, is formalizing a review process which will include the CFO and VP of Finance, with a focus on assessment of all accounting policies for each reporting period as well as to identify effective dates for adoption; and we expect to extend the review process for participation by competent external resources to ensure a complete review process as needed. While certain remedial actions have been completed in the second quarter of fiscal 2019, we intend to continue to implement additional control procedures as the need to do so is identified by our management. The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment.

Changes in Internal Control over Financial Reporting

Except with respect to the material weakness described herein, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.                        EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8K	12/03/2018	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.5
3.1	Certificate of Incorporation	1-A	9/18/17	2.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3
3.1(c)	Certificate of Amendment to the Certificate of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4
3.1(d)	Certificate of Amendment to the Certificate of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5
3.2	Amended and Restated Bylaws	1-A	9/18/17	2.6
10.79	Form of leak out agreement	8-K	12/20/18	10.1
10.80	Form of voting proxy	8-K	12/20/18	10.2
10.81	6% promissory note dated December 20, 2018 to Edge of Business, LLC	8-K	12/20/18	10.3
10.82	Executive Employment Agreement dated December 20, 2018 by and between cbdMD LLC and R. Scott Coffman	8-K	12/20/18	10.4
10.83	Executive Employment Agreement dated December 20, 2018 by and between cbdMD LLC and Caryn Dunayer	8-K	12/20/18	10.5
10.84	Mutual Termination of License Agreement dated January 07, 2019 by and between Level Brands, Inc. and Isodiol International, Inc.	8-K	1/1/11	10.1
10.85	Amendment to Advisory Agreement dated January 14, 2019 with Maxim Group LLC	10-Q	02/14/2019	10.85
10.86	Advisory Agreement dated January 15, 2019 with Joseph Gunnar LLC	10-Q	02/14/2019	10.86
10.87	Amendment to Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc., and kathy ireland ® Worldwide	10-Q	02/14/2019	10.87
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Executive Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
99.1	Audited financial statements of Cure Based Development, LLC for the period of August 3, 2017 (inception) through December 31, 2017 and for the eight months ended August 31, 2018	8-K	12/20/18	99.1
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL BRANDS, INC.

April 26, 2019	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Chief Executive Officer, principal executive officer

April 26, 2019	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer