Form 10-Q
period 2019-03-31
cbdMD, Inc.
filed 2019-05-15
CIK 1644903

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number                                                  001-38299

cbdMD, INC.
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ¨    No ¨

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common	YCBD	NYSE American

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
25,420,356 shares of common stock are issued and outstanding as of May 10, 2019

 OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms cbdMD,” “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc, and initially formed as Level Beauty Group, Inc., and our subsidiaries CBD Industries, LLC, formally known as cbdMD LLC, a North Carolina limited liability company which we refer to as “CBDI”, Beauty and Pinups, LLC, a North Carolina limited liability company which we refer to as “BPU”, I | M 1, LLC, a California limited liability company, which we refer to as “I’M1”, Encore Endeavor 1 LLC, a California limited liability company which we refer to as “EE1” and Level H&W, LLC, a North Carolina limited liability company, which we refer to as “Level H&W”. In addition, “fiscal 2018" refers to the year ended September 30, 2018, "fiscal 2019" refers to the year ending September 30, 2019, "second quarter of 2018" refers to the three months ended March 31, 2018 and "second quarter of 2019" refers to the three months ended March 31, 2019.

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
●
the evolution of the laws and regulations impacting cbdMD
●
risks associated with any failure by us to maintain an effective system of internal control over financial reporting;
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
●
our ability to liquidate securities we accept as partial compensation for services;
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

PART 1 - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND SEPTEMBER 30, 2018

	(Unaudited)
	March 31,	September 30,
	2019	2018
Assets

Current assets:
Cash and cash equivalents	$4,639,587	$4,282,553
Accounts receivable	694,390	307,874
Accounts receivable - related party	1,338,956	1,537,863
Accounts receivable other	380,917	1,743,874
Merchant reserve	626,160	-
Marketable securities	1,373,133	1,050,961
Investment other securities	1,159,112	1,159,112
Note receivable	477,000	459,000
Note receivable - related party	-	156,147
Inventory	2,065,465	123,223
Inventory prepaid	306,870	-
Deferred issuance costs	-	28,049
Prepaid consulting agreement	50,000	200,000
Prepaid rent	108,000	180,000
Prepaid services with stock	270,437	-
Prepaid expenses and other current assets	654,196	561,491
Total current assets	14,144,223	11,790,147

Other assets:
Property and equipment, net	817,413	53,480
Goodwill	55,144,269	-
Intangible assets, net	24,729,322	3,173,985
Total other assets	80,691,004	3,227,465

Total assets	$94,835,227	$15,017,612

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND SEPTEMBER 30, 2018
(continued)

	(Unaudited)
	March 31,	September 30,
	2019	2018
Liabilities and shareholders' equity (deficit)

Current liabilities:
Accounts payable	$852,537	$473,717
Accounts payable - related party	-	7,860
Deferred revenue	33,333	161,458
Note payable – related parties	561,770	-
Customer deposit - related party	90,000	-
Accrued payroll	287,906	-
Accrued expenses	27,481	6,920
Accrued expenses - related party	18,265	320,000
Total current liabilities	1,871,292	969,955

Long term liabilities
Other long term liabilities	6,734	7,502
Contingent liability	102,267,557	-
Long term liabilities - to related party	184,300	-
Deferred tax liability	3,921,000	21,000
Total long term liabilities	106,379,591	28,502

Total liabilities	108,250,883	998,457

cbdMD, Inc. shareholders' equity (deficit):
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
10,170,356 and 8,123,928 shares issued and outstanding, respectively	10,170	8,124
Additional paid in capital	28,383,374	21,781,095
Accumulated other comprehensive income (loss)	-	(2,512,539)
Accumulated deficit	(43,083,487)	(6,669,497)
Total cbdMD, Inc. shareholders' equity (deficit)	(14,689,943)	12,607,183
Non-controlling interest	1,274,287	1,411,972
Total shareholders' equity (deficit)	(13,415,656)	14,019,155

Total liabilities and shareholders' equity (deficit)	$94,835,227	$15,017,612

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Sales	$7,790,436	$3,031,654	$9,257,899	$3,480,447
Sales related party	-	54,545	-	309,090
Total Gross Sales	7,790,436	3,086,199	9,257,899	3,789,537
Allowances	(2,117,084)	(5,289)	(2,335,518)	(20,871)
Net sales	5,673,352	3,026,365	6,922,381	3,459,576
Net sales related party	-	54,545	-	309,090
Total Net Sales	5,673,352	3,080,910	6,922,381	3,768,666
Cost of sales	2,134,662	523,821	2,625,670	751,944

Gross Profit	3,538,689	2,557,089	4,296,711	3,016,722

Operating expenses	5,939,343	937,123	7,484,275	2,624,768
Income (Loss) from operations	(2,400,645)	1,619,966	(3,187,564)	391,954
Realized and Unrealized gain (loss) on marketable securities	371,359	-	(1,207,617)	-
(Increase) decrease on contingent liability	(30,914,074) )	-	(30,914,074)	-
Gain (loss) on disposal of property and equipment	-	200	-	(69,311)
Interest income (expense)	18,086	(246)	62,119	(505)
Income (loss) before provision for income taxes	(32,925,274)	1,619,920	(35,247,136)	322,138

Benefit (Provision) for income taxes	1,075,000	23,000	1,208,000	56,000
Net Income (Loss)	(31,850,274)	1,642,920	(34,039,136)	378,138
Net Gain (Loss) attributable to noncontrolling interest	(58,536)	238,523	(137,685)	106,669

Net Income (Loss) attributable to cbdMD, Inc. common shareholders	$(31,791,738)	$1,404,397	$(33,901,451)	$271,469

Net Income (Loss) per share:
Basic	$(3.13)	$0.17	$(3.35)	$0.04
Diluted	$-	$0.17	$-	$0.04

Weighted average number of shares Basic:	10,160,947	8,025,576	10,107,144	7,385,294
Weighted average number of shares Diluted:	10,160,947	8,040,666	10,107,144	7,406,113

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Net Income (Loss)	$(31,850,274)	$1,642,920	$(34,039,136)	$378,138
Other Comprehensive Income:
Net Unrealized Gain (Loss) on Marketable Securities, net of tax	-	(641,077)	-	(596,577)
Comprehensive Income (Loss)	(31,850,274)	1,001,843	(34,039,136)	(218,439)

Comprehensive Income (loss) attributable to non-controlling interest	(58,536)	238,253	(137,685)	106,669
Comprehensive Income (Loss) attributable to cbdMD, Inc. common shareholders	$(31,791,738)	$763,590	$(33,901,451)	$(325,108)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018
(unaudited)

	Six Months Ended March 31,	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,039,136)	$378,138
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	163,148	31,066
Restricted stock expense	-	39,100
Issuance of stock / warrants for service	19,313	57,002
Inventory impairment	-	102,124
Depreciation and amortization	171,356	116,937
Gain on settlement of Note	(20,000)	-
Increase/(Decrease) in contingent liability	30,914,074	-
Realized and unrealized loss of marketable securities	1,207,617	-
Loss on sale of property and equipment	-	69,311
Non-cash consideration received for services	(470,000)	(2,654,503)
Changes in operating assets and liabilities:
Accounts receivable	32,156	57,767
Accounts receivable – related party	204,902	712,325
Other accounts receivable	(137,043)	(786,112)
Other accounts receivable – related party	-	90,910
Note receivable	(18,000)	-
Note receivable – related party	156,147	6,004
Merchant reserve	(199,907)	-
Inventory	(1,194,186)	449
Prepaid expenses and other current assets	168,041	(382,497)
Marketable securities	440,211	-
Accounts payable and accrued expenses	43,076	(371,255)
Accounts payable and accrued expenses – related party	(393,016)	(1,042,805)
Deferred revenue / customer deposits	(303,125)	79,208
Deferred tax liability	(1,208,000)	(56,000)
Cash used by operating activities	(4,462,372)	(3,552,831)

Cash flows from investing activities:
Net cash used for merger	(1,177,867)	-
Purchase of investment other securities	-	(300,000)
Purchase of intangible assets	(79,999)	(360,000)
Purchase of property and equipment	(102,204)	(2,465)
Cash used by investing activities	(1,360,070)	(662,465)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,356,997	10,927,535
Deferred issuance costs	(177,521)	(285,086)
Cash provided by financing activities	6,179,476	10,642,449
Net increase (decrease) in cash	357,034	6,427,153
Cash and cash equivalents, beginning of period	4,282,553	284,246
Cash and cash equivalents, end of period	$4,639,587	$6,711,399

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018
(unaudited) (continued)

Supplemental Disclosures of Cash Flow Information:

	Six Months ended March 31,	Six Months Ended March 31,
	2019	2018

Cash Payments for:
Interest expense	$23,938	$505

Non-cash financial activities:
Warrants issued to secondary selling agent	$86,092	$171,600
Stock received for prior period services, adjusted for other accounts receivable write down prior to receipt	$1,352,000	$-
Adoption of ASU 2016-01	$2,512,539	$-

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Income(loss)	Deficit	Interest	Total
Balance, September 30, 2018	8,123,928	8,124	21,781,095	(2,512,539)	(6,669,495)	1,411,972	14,019,155
Issuance of common stock	1,971,428	1,971	6,355,027	-	-	-	6,356,998
Issuance of options for share based compensation	-	-	143,673	-	-	-	143,673
Issuance of stock costs	-	-	(205,569)	-	-	-	(205,569)
Adoption of ASU 2016-01	-	-	-	2,512,539	(2,512,539)	-	-
Net loss	-	-	-	-	(2,109,715)	(79,149)	(2,188,864)
Balance, December 31, 2018	10,095,356	10,095	28,074,224	-	(11,291,749)	1,332,823	18,125,391
Issuance of options for share based compensation	-	-	19,475	-	-	-	19,475
Issuance of stock and warrants for services	75,000	75	289,675	-	-	-	289,750
Net loss	-	-	-	-	(31,791,738)	(58,536)	(31,850,274)
Balance, March 31, 2019	10,170,356	10,170	28,383,374	-	(43,083,487)	1,274,287	(13,415,656)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Income(loss)	Deficit	Interest	Total
Balance, September 30, 2017	5,792,261	5,792	10,463,480	-	(6,257,421)	937,063	5,148,914
Issuance of common stock	2,000,000	2,000	9,971,114	-	-	-	9,973,114
Issuance of options for share based compensation	-	-	17,114	-	-	-	17,114
Issuance of stock for deferred IPO costs	-	-	171,600	-	-	-	171,600
Issuance of stock and warrants for services	6,667	7	36,995	-	-	-	37,002
Issuance of restricted stock for share based compensation	-		39,100	-	-	-	39,100
Other Comprehensive income (loss)	-	-	-	33,500	-	-	33,500
Net loss	-	-	-	-	(1,132,928)	(131,855)	(1,264,783)
Balance, December 31, 2017	7,798,928	7,799	20,694,245	33,500	(7,390,349)	805,208	14,155,561
Issuance of common stock	-	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	13,952	-	-	-	13,952
Issuance of stock and warrants for services	235,000	235	19,765	-	-	-	20,000
Other Comprehensive income (loss)	-	-	-	(630,077)	-	-	(630,077)
Net loss	-	-	-	-	1,404,397	238,523	1,642,920
Balance, March 31, 2018	8,033,928	8,034	20,727,962	(596,577)	(5,985,952)	1,043,731	15,202,356

See Notes to Condensed Consolidated Financial Statements

cbdMD , INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

cbdMD, Inc. ("cbdMD ", "we", "us", “our”, "Parent Company” or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands, Inc. On April 22, 2019, following approval by our shareholders at the 2019 annual meeting held on April 19, 2019, we filed Articles of Amendment to our Articles of Incorporation changing the name of our company to “cbdMD, Inc.” effective May 1, 2019. We operate from our offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended September 30, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2018 as reported in the Form 10-K have been omitted.

In March 2015, the Company formed Beauty and Pin-Ups, LLC ("BPU"), a North Carolina limited liability company, and contributed $250,000 in exchange for our member interest. As of September 30, 2018, we own 100% interest in BPU. BPU’s initial business focus was to manufacture, market and sell an array of beauty and personal care products, including hair care and hair treatments, as well as beauty tools. The Company's products historically have been sold to the professional salon market, principally through distributors to professional salons in the North America and has expanded its focus to retailers, online segments and licensing opportunities. BPU no longer manufactures products and has focused on licensing agreements.

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

Level H&W, LLC (“Level H&W”) was formed in North Carolina in October 2017 and began operations in fiscal 2018; we own 100% interest in Level H&W. The Company signed an agreement with kathy ireland® Worldwide to retain exclusive rights to the intellectual property and other rights in connection with kathy ireland® Health & Wellness™ and its associated trademarks and tradenames. Level H&W focuses on establishing licensing arrangements under the kathy ireland® Health & Wellness™ brand. The agreement initially was a seven year agreement with a three year option to extend by the Company. The Company agreed to pay $840,000 over the license term of seven years, of which $480,000 was paid by January 1, 2018, and $120,000 was to be paid on January 1 of subsequent years until paid in full. The Company will pay kathy ireland® Worldwide 33 1/3% of net proceeds we receive under any sublicense agreements we may enter into for this intellectual property as royalties, with credit being applied for any payments made toward the $840,000. In January 2018, the Company, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds. The Company capitalized the cost into intangibles and is amortizing them over the term of the licensing agreement. In December 2018, the Company agreed to and paid the balance owed as final payment at a reduced price of $300,000.

On November 17, 2017, the Company completed an initial public offering (the “IPO”) of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million. The Company received approximately $10.9 million in net proceeds after deducting expenses and commissions. On October 2, 2018, the Company completed a secondary public offering of 1,971,428 shares of its common stock for aggregate gross proceeds of approximately $6.9 million. The Company received approximately $6.3 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

On December 20, 2018 the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, cbdMD LLC survived and operates the prior business of Cure Based Development. On April 10, 2019, cbdMD LLC was renamed to CBD Industries LLC (“CBDI”). As consideration for the Mergers, the Company has a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement. CBDI produces and distributes various high-grade, premium cannibidiol oil (“CBD”) products under the cbdMD brand. CBD is a natural substance produced from the hemp plant and the products manufactured by CBDI are non pyschoactive as they do not contain tetrahydrocannibinol (THC).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries I’M1 and EE1 and wholly owned subsidiaries CBDI, BPU and Level H&W. All material intercompany transactions and balances have been eliminated in consolidation. The third party ownership of the Company’s subsidiaries is accounted for as non-controlling interest in the consolidated financial statements. Changes in the non-controlling interest are reported in the statement of shareholders’ equity (deficit).

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

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of March 31, 2019 we have an allowance for doubtful accounts of $15,595, and had no allowance at September 30, 2018.

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

Receivable and Merchant Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors. The arrangement with the payment processor requires that the Company pays a fee of between 5.95% - 6.95% of the transaction amounts processed. Pursuant to this agreement, there is a waiting period between 4 -14 days prior to reimbursement to the Company, as well as a calculated reserve which the payment processor holds back. Fees and reserves can change periodically with notice from the processors. At March 31, 2019, the receivable from payment processors included approximately $343,230 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet and $626,160 for the reserve amount for a total receivable of $969,390.

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

Other-than-Temporary Impairment

The Company’s management periodically assesses its investment other securities, which are held at cost less impairment, for any unrealized losses that may be other-than-temporary and require recognition of an impairment loss in the consolidated statement of operations. If the carrying value of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the length of time the security has been in a loss position, the extent to which the security’s market value is less than its carrying value, the financial condition and prospects of the security’s issuer and the Company’s ability and intent to hold the security for a length of time sufficient to allow for recovery. If the impairment is considered other-than-temporary, an impairment charge is recorded in non-operating income in the consolidated statements of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, freight-in, and production fill and labor (portions of which we outsource to third party manufacturers). Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. We assess inventory quarterly for slow moving products and potential impairments and at a minimum perform a physical inventory count annually near fiscal year end.

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

When the Company records an investment in marketable securities the asset is valued at fair value. For investment other securities, it will value the asset using the cost method of accounting.  Any changes in fair value for marketable securities during a given period will be recorded as an unrealized gain or loss in the Statement of Operations. For investment other securities we use the cost method and hold the securities at cost less impairment. The company periodically compares the fair value of the investment other security to cost in order to determine if there is an other-than-temporary impairment that should be recorded.

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

In conjunction with any acquisitions, the Company refers to ASC-805 as amended by Accounting Standards Update (“ASU”) 2017-01 in determining if the Company is acquiring any inputs, processes or outputs and the impact that such factors would have on the classification of the acquisition as a business combination or an asset purchase. Additionally, the Company refers to the aforementioned guidance in reviewing all acquired assets and assumed liabilities for valuation in a business combination, including the determination of intangible asset values.

Contingent liability

A significant component of the purchase price consideration for the Company’s acquisition of CBDI includes a fixed number of future shares to be issued as well as a variable number of future shares to be issued based upon the post-acquisition entity reaching certain specified future revenue targets, as further described in Note 9. The Company made a determination of the fair value of the contingent liabilities as part of the valuation of the assets acquired and liabilities assumed in the business combination.

The Company recognizes both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its Consolidated Balance Sheets. These contingent liabilities are recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period.

For the three months ending March 31, 2019, the contingent liabilities associated with the business combination were increased by $30,914,074 to reflect their reassessed fair values as of March 31, 2019. For the three months ended March 31, 2019, the Company made no material adjustments to the forecasted performance of the post-acquisition entity that would impact the estimated likelihood that the revenue targets disclosed in Note 9 would be met. The primary catalyst for the $30,914,074 increase in contingent liabilities is the change in the Company’s share price between December 31, 2018 and March 31, 2019. These increases or reductions to the contingent liabilities are reflected within Other Expenses on the Consolidated Statements of Operations.

Common stock

The Company was a private company until November 2017 and as such there was no market for the shares of its common stock. Previously, we valued a share of common stock based on recent financing transactions that included the issuance of common stock to an unrelated party at a specified price. In the event, however, there had not been a recent and significant equity financing transaction, or the nature of the business had significantly changed subsequent to an equity financing, we used valuation techniques, which included discounted cash flow analysis, comparable company review, and consultation with third party valuation experts to assist in estimating the value of our common stock. On November 17, 2017, the Company completed its IPO, thus our stock has been valued by the market since that date.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective method beginning with our quarter ending December 31, 2018. The adoption of the new revenue standards as of October 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product, the services have been rendered, or the usage-based royalty has been earned. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to any of its revenue streams, no adjustment to retained earnings was required upon adoption.

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

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of March 31, 2019:

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

The Company also enters into various license agreements that provide revenues based on royalties as a percentage of sales and advertising/marketing fees. The contracts can also have a minimum royalty, with which this and the advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales, as are all royalties that do not have a minimum royalty. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable. Licensing for trademarks are considered symbolic licenses, which contain the characteristics of a right-to-access license since the customer is simultaneously receiving the Intellectual Property and benefiting from it throughout the license period. As such, the Company primarily records revenue from licenses on a straight-line basis over the license period as the performance obligation is satisfied over time.

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

The below table summarize the net change in contract assets and contract liabilities from October 1, 2018 to March 31, 2019:

	Entertainment	Products	Licensing	Total
Balance at September 30, 2018	$37,500	-	$115,625	$153,125
Billed during three months ended December 31, 2018	75,000	265,000	-	340,000
Earned during three months ended December 31, 2018	(68,750)	-	(115,625)	(184,375)
Balance at December 31, 2018	$43,750	$265,000	-	$308,750
Amount returned during three months ended March 31, 2019		(175,000)		(175,000)
Billed during three months ended March 31, 2019	-	-	10,000	10,000
Earned during three months ended March 31, 2019	(18,750)	-	(1,667)	(20,417)
Balance at March 31, 2019	$25,000	$90,000	$8,333	$123,333

Cost of Sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, and outbound freight for our products divisions, and includes labor, third-party service providers, and amortization expense related to intellectual property for our licensing and entertainment divisions. In our products division, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These expenses are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their net realizable value.

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $1,559,000 and $248,000 in advertising and related marketing and promotional costs included in operating expenses during the three months ended March 31, 2019 and 2018, respectively. The Company incurred approximately $1,775,000 and $581,000 in advertising and related marketing and promotional costs included in operating expenses during the six months ended March 31, 2019 and 2018, respectively.

Shipping and Handling Fees and Costs

All fees billed to customers for shipping and handling are classified as a component of sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.

Income Taxes

The Parent Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. Prior to April 2017, BPU was a multi-member limited liability company that was treated as a partnership for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of BPU was included in the tax return of the Parent Company. Beginning in April 2017, the Parent Company acquired the remaining interests in BPU. As a result of the acquisition, BPU became a disregarded entity for tax purposes and its entire share of taxable income or loss was included in the tax return of the Parent Company. CBDI and Level H&W are wholly owned subsidiaries and are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax return of the Parent Company. IM1 and EE1 are multi-member limited liability companies that are treated as partnerships for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of IM1 and EE1 are included in the tax return of the Parent Company.

The Parent Company accounts for income taxes pursuant to the provisions of the Accounting for Income Taxes topic of the FASB ASC 740 which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Parent Company uses the inside basis approach to determine deferred tax assets and liabilities associated with its investment in a consolidated pass-through entity. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of March 31, 2019 and 2018, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $741,300 uninsured balance at March 31, 2019 and a $0 uninsured balance at September 30, 2018. Funds which are not subject to coverage or loss under FDIC were $3,355,000 and $4,003,003 at March 31, 2019 and September 30, 2018, respectively.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and six months ended March 31, 2019, respectively. The Company had sales to one customer that individually represented approximately 89% and 73% of total net sales for the three and six months ended March 31, 2018, respectively. The aggregate accounts receivable of such customers represented approximately 73% of the Company’s total accounts receivable at March 31, 2018.

Stock-Based Compensation

We account for our stock compensation under the ASC 718-10-30, Compensation - Stock Compensation using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

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

Net Income (Loss) Per Share

The Company uses ASC 260-10, Earnings Per Share for calculating the basic and diluted income (loss) per share. The Company computes basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

At the three and six months ended March 31, 2019, 833,255 potential shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The ASU modifies, removes, and adds several disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is evaluating the effect ASU 2018-13 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

NOTE 2 – ACQUISITIONS

On December 20, 2018 (the “Closing”), the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, both North Carolina limited liability companies, completed a two-step merger (the “Merger Agreement”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). The Merger Agreement provided that AcqCo LLC merge with and into Cure Based Development with Cure Based Development as the surviving entity (the “Merger”), and immediately thereafter Cure Based Development merged with and into cbdMD LLC with cbdMD LLC as the surviving entity (the “Secondary Merger” and collectively with the Merger, the “Mergers”). cbdMD LLC was renamed on April 10, 2019 to CBD Industries LLC and has continued as a wholly-owned subsidiary of the Company and maintains the operations of Cure Based Development pre-closing. As consideration for the Merger, the Company has a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of aggregate net revenue criteria by CBDI, within 60 months following the Closing. The net revenue criteria are: $20.0, $40.0, $80.0 and $160.0 million, in aggregate $300.0 million (See Note 9 for more information).

As discussed in Note 17, the initial 15,250,000 shares were approved by our shareholders to be issued as of April 19, 2019.

The Company owns 100% of the equity interest of CBDI. The valuation and purchase price allocation for the Mergers remains preliminary and will be finalized by September 30, 2019.

During the three months ended March 31, 2019, the Company identified equipment valued at $114,275 that was improperly classified in the initial purchase price allocation. The purchase price allocation was adjusted by increasing Property and equipment, net and reducing Goodwill by this amount.

The following table presents the preliminary purchase price allocation:

Consideration	$74,353,483

Assets acquired:
Cash and cash equivalents	$1,822,331
Accounts receivable	850,921
Inventory	1,054,926
Other current assets	38,745
Property and equipment, net	723,223
Intangible assets	21,585,000
Goodwill	55,144,269
Total assets acquired	81,219,415

Liabilities assumed:
Accounts payable	257,081
Notes payable – related party	764,300
Customer deposits - related party	265,000
Accrued expenses	471,551
Deferred tax liability	5,108,000
Total Liabilities assumed	6,865,932

Net Assets Acquired	$74,353,483

The goodwill generated from this transaction can be attributed to the benefits the Company expects to realize from the growth strategies the acquired Company had developed and the entry into an emerging market with high growth potential. See Note 9 regarding contingent liability.

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

 On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, Level Brands, and also distributed shares valued at $223,440 to its non-controlling interests. In August 2017, the Company also provided referral services for kathy Ireland® Worldwide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. The Company assessed the investment and determined there was not an impairment for the period ended March 31, 2019.

On September 19, 2017, I’M1 and EE1 in aggregate exercised a warrant for 56,552 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $56,552, which was based on all 2017 financing transactions of the customer set at $1.00 per share, with the most recent third party transaction in August 2017. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including financial projections provided by the issuer and conversations with the issuer management regarding the Company’s recent results and future plans and the Company’s financing transactions over the past twelve months. The Company assessed the investment and determined there was not an impairment for the period ended March 31, 2019.

In November 2017, the Company completed services in relation to an agreement with SG Blocks, Inc. (NASDAQ: SGBX). As payment for these services, SG Blocks issued 50,000 shares of its common stock to Level Brands. The customer is a publicly traded entity and the stock was valued based on the trading price at the day the services were determined delivered, which was $5.09 per share for an aggregate value of $254,500. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange. From November 7, 2018 thru December 13, 2018, the Company sold the 50,000 shares held and recorded a realized loss on marketable securities of $25,673 as of December 31, 2018 in the consolidated statement of operations. The Company no longer has this equity position.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp, formerly a related party. As payment for these services, Kure Corp issued 800,000 shares of its stock to Level Brands. The customer was a private entity and the stock was valued at $400,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. The Company had classified this common stock, cumulative value of $400,000, as Level 3 for fair value measurement purposes as there were no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. On April 30, 2018, Kure Corp. merged with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company. Details can be reviewed in our Form 10-K previously filed. As a result of this merger we received the first issuance of 380,952 shares from Isodiol and valued them based on the trading price on April 30, 2018 of $0.63 per share which totaled $240,000. We also removed the value of the Kure equity of $400,000 from our Level 3 investments as part of the exchange described above. As the full value of the Kure equity will not be received until the future issuances based on earn out goals, we have recorded an accounts receivable other of $160,000 as of December 31, 2018. On March 31, 2019, Isodiol spun off Kure to its original shareholders by issuing back all original Kure stock. As a result of the spin off, the Company will receive 800,000 shares of Kure stock valued at $160,000 and as Kure is private, the shares will be treated as a Level 3 stock and will be accounted for against the $160,000 accounts receivable other. The Company has determined that the 800,000 shares have a fair market value over $160,000. The Company has assessed the common stock and determined there was not an indication of an other-than-temporary impairment at March 31, 2019.

On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from a prior customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The customer is a private entity. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. As of March 31, 2019, the Company has determined there is no impairment on the value of the shares of stock.

On December 30, 2017 the Company entered into anAgreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. As payment for these services, the Company has received 1,226,435 shares of Isodiol common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol stock upon Isodiol’s acquisition of Kure Corp, giving the Company a total of 1,264,530 shares. During the three months ended March 31, 2019 we sold 110,636 shares of Isodiol stock and recorded a realized loss of $185,834. As of March 31, 2019 we have 1,153,894 shares of Isodiol stock. At March 31, 2019 the Isodiol shares were valued at $1.19 per share, and we recorded $557,193 and $(996,110) as unrealized gain (loss) on the Company’s consolidated financial statements for the three and six months ended March 31, 2019, respectively. This investment is accounted for as a cost method investment.

On June 26, 2018 Level Brands entered into an Agreement with Boston Therapeutics, Inc. (OTC: BTHE), a pharmaceutical company focused on the development, manufacturing and commercialization of novel compounds to address unmet medical needs in diabetes. The agreement involved a licensing agreement and required the Company to create IP for a branding / marketing campaign. As payment for these services, Boston Therapeutics agreed to pay $850,000, of which $450,000 was issued as a note due no later than December 31, 2019 and $400,000 to be paid thru the issuance of BTI common stock based on the trading price at the agreement date ($0.075). As the stock has not been issued, we have recorded an unrealized gain (loss) of $53,333 and ($186,667) for the three and six month periods ended March 31, 2019, respectively based on a trading price of $0.04 at March 31, 2019.

The table below summarizes the assets valued at fair value as of March 31, 2019:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at March 31, 2019

Marketable securities	$1,373,133	-	$-	$1,373,133
Investment other securities	-	-	$1,159,112	$1,159,112

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2018	$1,050,961	$-	$1,159,112	$2,210,073
Sale of equities	$(200,000)	$-	$-	$(200,000)
Change in value of equities	$(132,303)	$-	$-	$(132,303)
Balance at December 31, 2018	$718,658	$-	$1,159,112	$1,877,770
Sale of equities	$(103,998)	$-	$-	$(103,998)
Receipt of equity investment upon completion of services	$470,000	$-	$-	$470,000
Change in value of equities	$288,473	$-	$-	$288,473
Balance at March 31, 2019	$1,373,133	$-	$1,159,112	$2,532,245

NOTE 4 – INVENTORY

Inventory at March 31, 2019 and September 30, 2018 consists of the following:

	March 31,	September 30,
	2019	2018
Finished goods	$1,062,562	$18,531
Inventory components	1,002,903	104,692
Inventory prepaid	306,870	-
Total	$2,372,335	$123,223

At March 31, 2019, the Company determined that inventory related to BPU was impaired by approximately $139,217, as the BPU inventory balance was adjusted to zero as we no longer manufacture or intend to sell BPU products. During the year ended September 30, 2018, the Company determined that inventory was impaired by approximately $262,000. Impairment charges were recorded within operating expenses for the respective periods.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2019 and September 30, 2018 consist of the following:

	March 31,	September 30,
	2019	2018
Computers, furniture and equipment	$39,926	$59,770
Show booth and equipment	-	49,123
Manufacturing equipment	659,771	-
Leasehold improvements	175,293	-
Automobiles	24,893	-
Manufactures’ molds and plates	-	34,200
	899,883	143,093
Less accumulated depreciation	(82,470)	(89,613)
Net property and equipment	$817,413	$53,480

Depreciation expense related to property and equipment was $50,951 and $8,558 for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense related to property and equipment was $61,693 and $22,314 for the six months ended March 31, 2019 and 2018, respectively. During the three months ended December 31, 2017 we recorded a one-time loss of $69,311 on the disposal of a show booth that is no longer in use.

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

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725. In addition, the Company agreed to pay $65,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Chef Andre," "Andre Carthen," ACafe" or "Fit Chef" and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. In December 2018, the parties amended the agreement to remove the annual minimum guarantee in return for a one time payment of $70,000. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $12,088 and $11,073 for the three months ended March 31, 2019 and 2018, respectively, and have amortized $26,205 and $22,147 for the six months ended March 31, 2019 and 2018, respectively.

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750. In addition, the Company agreed to pay $40,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Jardin," "Nicholas Walker," "Nicholas Walker Jardin," "Nicholas Walker Garden Party," "Cultivated by Nicholas Walker," and "Jardin Du Jour," and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. In December 2018, the parties amended the agreement to remove the annual minimum guarantee in return for a one time payment of $10,000. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $6,382 and $6,237 for the three months ended March 31, 2019 and 2018, respectively, and have amortized $13,055 and $12,475 for the six months ended March 31, 2019 and 2018, respectively.

In September 2017, the Company entered into an exclusive seven year license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 was due in equal installments on January 1 of subsequent years until the license fee is paid, and were classified as long term liabilities related party as of December 31, 2017. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. In January 2018, the Company amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: royalty payments to kathy ireland® Worldwide for the three year extension would be set at 35% of net proceeds, to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000, on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. On December 20, 2018, both parties agreed to reduce the final amount owed to $300,000 if paid within 5 days, which was paid immediately. We are amortizing the asset over the ten year term of the agreement and have amortized $29,031 and $30,000 for the three months ended March 31, 2019 and 2018, respectively, and have amortized $58,064 and $60,000 for the six months ended March 31, 2019 and 2018, respectively.

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

Intangible assets as of March 31, 2019 and September 30, 2018 consisted of the following:

	March 31,	September 30,
	2019	2018
Trademark and other intellectual property related to I’M1	$971,667	$971,667
Trademark and other intellectual property related to EE1	471,667	471,667
Trademark and other intellectual property related to cbdMD	21,585,000	-
Trademark, tradename and other intellectual property related to kathy ireland®Health & Wellness™, net	1,016,130	1,074,194
Wholesale license agreement with Chef Andre Carthen, net	305,871	262,077
Wholesale license agreement with Nicholas Walker, net	144,566	147,620
Trademark and other intellectual property related to BPU	234,421	246,760
Total	$24,729,322	$3,173,985

The Company has four definite lived intangible assets, which have seven or ten year lives.

Future amortization schedule:

Intangible	Total unamortized cost	2019	2020	2021	2022	2023	thereafter
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness™	$1,016,130	$58,065	$116,129	$116,129	$116,129	$116,129	$493,549
Wholesale license agreement with Chef Andre Carthen	$305,871	$28,233	$56,468	$56,468	56,468	$56,468	$51,766
Wholesale license agreement with Nicholas Walker	$144,566	$13,345	$26,689	$26,689	$26,689	$26,689	$24,465
Trademark and intellectual property related to BPU	$234,421	$12,337	$24,676	$24,676	$24,676	$24,676	$123,380

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

The Company performed a qualitative and quantitative analysis for the year ended September 30, 2018 accounting for the performance of BPU and the business shift in relation to its original business model and current focus on licensing and determined that an impairment was required. As a result, the Company recorded an impairment charge of $240,000 as impairment to intangibles under the BPU segment for the year ended of September 30, 2018. No other impairments were identified. Based upon the anticipated changes to BPU’s business model, the Company had determined that it was appropriate to reclassify the remaining carrying value of this intangible asset to a definite-lived asset. The Company began amortizing this asset beginning the first quarter of 2019. This reclassification was accounted for as a prospective change in estimate.

The Company has determined that no event or circumstances indicate likeliness of an impairment as of March 31, 2019 for the current indefinite-lived intangible assets.

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

In order to calculate the impairment loss, the fair value of the asset must be determined. Fair value referenced here is determined using the guidance in FASB ASC Topic 820. After assessing indicators for impairment, the Company determined that a quantitative analysis was not needed as of March 31, 2019.

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

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we acquired a $20,000 note payable to an individual, who is the owner of CBD Now, LLC. CBD Now, LLC who now has a contractual right to receive shares of the company as part of the Merger. The note is due on February 20, 2019, but also includes an option for the note holder to elect to extend the maturity date to February 20, 2020. The note bears interest at a rate of 12%. The note was paid off on February 20, 2019.

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we acquired a $60,000 note payable to an individual who now has a contractual right to receive shares of the company as part of the Merger. The note is due on March 5, 2019, but also includes an option for the note holder to elect to extend the maturity date to March 5, 2020. The note bears interest at a rate of 12%. As of March 31, 2019, $60,000 of the note payable was outstanding and is recorded as a note payable – related party.

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we acquired a $500,000 note payable to an individual who now has a contractual right to receive shares of the company as part of the Merger. The note is due on March 31, 2019, but also includes an option for the note holder to elect to extend the maturity date to March 31, 2020, and the extension has been exercised at minimum through June 30, 2019. The note bears interest at a rate of 12% and interest is paid monthly. As of March 31, 2019, $500,000 of the note payable was outstanding and is recorded as a note payable – related party.

NOTE 8 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro-forma data summarizes the results of operations for the three and six months ended March 31, 2019 and 2018, as if the Mergers with Cure Based Development had been completed on October 1, 2017. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mergers had taken place on October 1, 2017.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net revenues	$N/A*	$3,661,686
Operating income (loss)	$N/A*	$1,728,190
Net income (loss)	$N/A*	$1,751,144
Net loss per share – basic and fully diluted	$N/A*	$0.08

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018

Net revenues	$10,005,809	$4,349,796
Operating income (loss)	$(4,388,615)	$231,246
Net income (loss)	$(33,109,651)	$217,431
Net loss per share – basic and fully diluted	$(1.31)	$0.01

* All entities were consolidated effective December 21, 2018, therefore the results of operations are included in these condensed financial statements.

For the per share calculation, it is being assumed that the shares to be issued contractually under the Merger Agreement, upon shareholder approval, have been issued. This would account for an additional 6,500,000 shares issued directly to the members of Cure Based Development and another 8,750,000 shares issued which would have a voting proxy and leak out on voting rights over a 5 year period.

NOTE 9 – CONTINGENT LIABILITY

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, both North Carolina limited liability companies, completed the Mergers with Cure Based Development. The Merger Agreement provided that AcqCo LLC merge with and into Cure Based Development with Cure Based Development as the surviving entity (the “Merger”), and immediately thereafter Cure Based Development merged with and into cbdMD LLC with cbdMD LLC as the surviving entity (the “Secondary Merger” and collectively with the Merger, the “Mergers”). cbdMD LLC was renamed to CBD Industries LLC on April 10, 2019. CBD Industries LLC has continued as a wholly-owned subsidiary of the Company and maintains the operations of Cure Based Development pre-closing.

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

As discussed in Note 17, the initial 15,250,000 shares and Earnout shares were approved by our shareholders as of April 19, 2019.

The issuance of the Earnout Shares is also subject to prior shareholder approval.

The 15,250,000 shares which would be issued in the future, upon the satisfaction of net revenue criteria have been valued using a Monte Carlo Simulation. Inputs used included: stock price, volatility, interest rates, revenue projections, and likelihood of obtaining revenue projections, amongst others.

The value of the contingent liability is $102,267,557 at March 31, 2019, as compared to $71,353,483 at December 31, 2018. The increase of $30,914,074 is recorded in the Statement of Operations. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the increase in the value of the contingent liability was the increase of the Company’s stock price, which was $4.42 at March 31, 2019 as compared to $3.09 on December 31, 2018.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

On August 1, 2017, the Company entered into an additional advisory agreement with Kure Corp., in which the Company would act as an advisor regarding business strategy involving (1) conversion of Kure franchises into company stores, (2) conversion of Kure Corp. debt and preferred shares into common share of Kure Corp. and (3) preparation steps required and a strategy to position for a possible Reg A+ offering. The services are to be delivered in two phases, the first deliverables of items 1 and 2 above were delivered by September 30, 2017 and item 3 was delivered by June 30, 2018. The Company was paid $200,000 in Kure Corp. stock for the first deliverables and was paid $145,500 in cash for the second deliverable.

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

In April 2018 through June 2018, EE1 engaged in five separate statements of work for various marketing campaigns, production processes, and documentary related services for Sandbox LLC. Under the terms of the agreements, EE1 earned in the range of $200,000 to $250,000 for each statement of work, from Sandbox LLC. Sandbox LLC is an affiliate of a former member of our board of directors.

In September 2018, B&B Bandwidth purchased products from our subsidiary BPU for resale. The total purchase was $332,985. B&B Bandwidth management are affiliates of kathy ireland® Worldwide.

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we recognized the following related party transactions which happened prior to the Mergers:

Cure Based Development has received $90,000 from Verdure Holdings LLC for future orders of the Company’s products. Verdure Holdings LLC is an affiliate of the CEO of cbdMD. This amount is recorded as customer deposits - related party on the accompanying balance sheet.

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

As we engage in providing services to customers, at times we will utilize related parties, typically as a part of our agreement with kathy ireland® Worldwide, to assist in delivery of the services. For the three months ended March 31, 2019 and 2018 we incurred related party cost of sales of approximately $0 and $146,000, respectively. For the six months ended March 31, 2019, and 2018 we incurred related party cost of sales of approximately $161,500 and $272,000, respectively

NOTE 11 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. Our preferred stock does not have any preference, liquidation, or dividend provisions. No shares of preferred stock have been issued.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 10,170,356 and 8,123,928 shares of common stock issued and outstanding at March 31, 2019 and September 30, 2018, respectively.

Common stock transactions:

In the three and six months ended March 31, 2019:

On October 2, 2018, the Company completed a secondary public offering of 1,971,428 shares of its common stock for aggregate gross proceeds of approximately $6.9 million. The Company received approximately $6.3 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The Company also issued to the selling agent warrants to purchase in aggregate 51,429 shares of common stock with an exercise price of $4.375. The warrants were valued at $86,092 and expire on September 28, 2023.

In January 2019, we issued 25,000 shares of our common stock to an investment banking firm for general financial advisory services. The shares were valued at $77,250, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending December 2019.

In January 2019, we issued 50,000 shares of our common stock to an investment banking firm for general advisory and investment bank services. The shares were valued at $212,500, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending April 2020.

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

Stock option transactions:

No options were issued in the three and six months ended March 31, 2019.

No options were issued in the three and six months ended March 31, 2018.

Warrant transactions:

In the three and six months ended March 31, 2019:

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the three months ended March 31, 2019 and 2018:

	2019	2018
Exercise price	$4.375	$7.50
Risk free interest rate	2.90%	2.06%
Volatility	70.61%	43.12%
Expected term	5 years	5 years
Dividend yield	None	None

NOTE 12 – STOCK-BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Board of Directors of the Company approved the 2015 Equity Compensation Plan (“Plan”). The Plan made 1,175,000 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 100,000 shares of common stock. On April 19, 2019, shareholders approved an amendment to the Plan and increased the amount of shares available for issuance under the Plan to 2,000,000 and retained the annual increase calculation.

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

The following table summarizes stock option activity under the Plan:

	Number ofshares	Weighted-averageexerciseprice	Weighted-averageremainingcontractual term(in years)	Aggregateintrinsicvalue (inthousands)
Outstanding at September 30, 2018	469,650	5.13
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2019	469,650	$5.13	6.48	$—

Exercisable at March 31, 2019	444,650	$5.13	6.50	$—

As of March 31, 2019, there was approximately $6,492 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 1 month.

Restricted Stock Award transactions:

On October 1, 2016 the Company issued 230,000 restricted stock awards in aggregate to board members. The restricted stock awards vested January 1, 2018. The stock awards are valued at fair market upon issuance at $195,500 and amortized over the vesting period. We recognized $0 and $39,100 of stock based compensation expense for the three and six months ended March 31, 2018, respectively.

NOTE 13 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number ofshares	Weighted-averageexerciseprice	Weighted- averageremainingcontractualterm (in years)	Aggregateintrinsicvalue (inthousands)
Outstanding at September 30, 2018	312,176	$6.84
Issued	51,429	4.375
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2019	363,605	$6.49	3.26	$—

Exercisable at March 31, 2019	363,605	$6.49	3.26	$—

The following table summarizes outstanding common stock purchase warrants as of March 31, 2019:

	Number ofshares	Weighted-averageexerciseprice	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
	363,605	6.49

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

As compensation under this agreement, we agreed to pay kathy ireland® Worldwide a marketing fee of $840,000, of which $480,000 was paid by December 31, 2017. The balance was payable in three equal annual installments beginning January 1, 2019, subject to acceleration. Under the terms of this agreement, we also agreed to pay kathy ireland® Worldwide a royalty of 33 1/3% of our net proceeds under any sublicense agreements we may enter into for this intellectual property.

In January 2018, the Company, amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000 on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. This amount is classified as accrued expense to related party as of September 30, 2018. In addition, royalty payments to kathy ireland® Worldwide for the additional three year extension are set at 35% of net proceeds. The license fee paid is credited against any royalties to be paid. In December 2018, the Company agreed to and paid the balance owed as final payment at a reduced price of $300,000.

 NOTE 15 – SEGMENT INFORMATION

The Company operates through its five subsidiaries in three business segments: the products, licensing, and entertainment divisions. The products division is designed to be an innovative and cutting-edge producer and marketer of various products, currently encompassing the CBD sector. The licensing division is designed to establish brands via licensing of select products / categories and encompasses our two subsidiaries with a focus on health and wellness products and men’s lifestyle products. The entertainment division’s focus is to become a producer and marketer of multiple entertainment distribution platforms and provide brand management services. The corporate parent also will generate revenue from time to time, through advisory consulting agreements. This revenue is similar to the entertainment divisions’ revenue process and we have allocated revenue from corporate to the entertainment division for segment presentation.

The products division operated for the full year in fiscal 2018 and 2017. The licensing and entertainment divisions were both acquired in January 2017. The Company’s results for the product division in the first two quarters of fiscal 2019 include cbdMD LLC from the Closing Date of the Mergers with Cure Based Development, on December 20, 2018.

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

Condensed summary segment information follows for the three and six months ended March 31, 2019 and 2018.

Three months ended March 31, 2019:
	Three Months Ended September 30, 2016
	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$5,647,553	$5,189	$20,609	$5,673,351
Net Sales related party	$-	$-	$-	$-
Total Net Sales	$5,647,553	$5,189	$20,609	$5,673,351
Income (loss) from Operations before Overhead	$(910,143)	$301,459	$(131,169)	$(739,853)
Allocated Corporate Overhead (a)	(30,968,951)	(28,457)	(113,013)	(31,110,421)
Net Income (Loss)	$(31,879,094)	$273,002	$(244,182)	$(31,850,274)

Three months ended March 31, 2018:
	Three Months Ended September 30, 2016
	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$29,672	$2,781,714	$214,979	$3,026,365
Net Sales related party	$-	$-	$54,545	$54,545
Total Net Sales	$29,672	$2,781,714	$269,524	$3,080,910
Income (loss) from Operations before Overhead	$(267,144)	$2,226,001	$(156,874)	$1,814,283
Allocated Corporate Overhead (a)	1,802	116,311	40,950	159,062
Net Income (Loss)	$(268,946)	$2,109,690	$(197,824)	$1,642,920

Six months ended March 31, 2019:
	Three Months Ended September 30, 2016
	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$6,122,620	$533,743	$266,018	$6,922,381
Net Sales related party	$-	$-	$-	$-
Total Net Sales	$6,122,620	$533,743	$266,018	$6,922,381
Income (loss) from Operations before Overhead	$(846,305)	$(845,125)	$(229,052)	$(1,920,482)
Allocated Corporate Overhead (a)	(28,407,899)	(2,476,476)	(1,234,279)	(32,118,654)
Net Income (Loss)	$(29,254,204)	$(3,321,601)	$(1,463,331)	$(34,039,136)

Assets	$85,084,141	$6,199,693	$3,573,556	$94,857,390

Six months ended March 31, 2018:
	Three Months Ended September 30, 2016
	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$58,742	$2,818,875	$581,959	$3,459,576
Net Sales related party	$-	$-	$309,090	$309,090
Total Net Sales	$58,742	$2,818,875	$891,049	$3,768,666
Income (loss) from Operations before Overhead	$(627,898)	$1,865,892	$33,602	$1,271,596
Allocated Corporate Overhead (a)	18,770	540,826	333,862	893,458
Net Income (Loss)	$(646,668)	$1,325,066	$(300,260)	$378,138

Assets	$3,990,753	$7,893,823	$3,866,450	$15,751,026

(a)
The Company began allocating corporate overhead to the business segments in April 2017. We have allocated overhead on a proforma basis for the three and six months ended March 31, 2019 and 2018, respectively, above for comparison purposes.

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

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles which cannot be offset by deferred tax assets and the deferred tax liabilities that resulted from the merger with Cure Based Development. The net deferred tax liability was reduced during the three and six months ending March 31, 2019 by approximately $1,075000 and $1,208,000, respectively, mainly due to the tax effected post merger, post law change NOL’s which have an indefinite life and can offset indefinite life deferred tax liabilities.

NOTE 17 – SUBSEQUENT EVENTS

On April 19, 2019, following approval by our shareholders at the 2019 annual meeting held on April 19, 2019, we filed Articles of Amendment to our Articles of Incorporation changing the name of our company to “cbdMD, Inc.” effective May 1, 2019. Concurrent with the name change, the CUSIP number of our common stock will be changed to 12482W1018 and the symbol for our common stock which is listed on the NYSE American will be changed to “YCBD.” In addition, the shareholders of Level Brands, Inc. approved the issuance of an aggregate of 15,250,000 shares of our common stock pursuant to the rights granted as consideration for the mergers which closed on December 20, 2018 pursuant to the terms of the Agreement and Plan of Merger dated December 3, 2018 by and among our company, our wholly-owned subsidiaries and Cure Based Development, LLC. These shares were issued on April 22, 2019.

From April 26 to April 30, 2019, the Company added additional sponsorships, for the cbdMD brand, that will extend our representation in the professional sports arena. These sponsorships increase our visibility and are with multiple entities or individuals and is expected to add to our advertising spend over the next three and half years by an aggregate amount of $6.4 million.

On May 9, the Company issued options to its board of directors as part of the annual compensation plan. Six independent directors received in aggregate 120,000 options with an exercise price of $5.41 that expire in ten years.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the second quarters of fiscal 2019 and fiscal 2018 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2018 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

  Our newest business unit, CBD Industries, was established in December 2018 in connection with the Mergers with Cure Based Development LLC. In connection with the Mergers, we acquired the cbdMD brand. CBD Industries produces and distributes various high-grade, premium CBD products under the cbdMD brand, including: tinctures, capsules, gummies, bath bombs, vape oils, topical creams and animal treats and oils.

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

Recent Developments

As described elsewhere in this report, on December 20, 2018 we completed the Mergers with Cure Based Development and its historic operations are now conducted by cbdMD, our subsidiary. Prior to the Mergers, Cure Based Development, which was founded in 2017, reported revenues of $3,280,009 and a net loss of $353,561 for the eight months ended August 31, 2018. On the closing of the Mergers, and in order to ensure the continuity of the operations, Mr. R. Scott Coffman and Ms. Caryn Dunayer, Cure Based Development’s CEO and President, respectively, joined cbdMD and Mr. Coffman joined our board of directors. Our consolidated balance sheet at March 31, 2019, appearing elsewhere in this report, reflects the impact of the Mergers, and our consolidated statement of operations for the three and six months ended March 31, 2019 also appearing elsewhere in this report includes the results of cbdMD beginning on the Mergers closing date.

As consideration in the Mergers, the members of Cure Based Development received the contractual rights to receive shares of our common stock following shareholder approval as described elsewhere in this report. On April 19, 2019 at our 2019 annual meeting the shareholders of Level Brands, Inc. approved the issuance of an aggregate of 15,250,000 shares of our common stock, representing the First Tranche Shares and the Second Tranche Shares, as well as the possible issuance of an additional 15,250,000 Earnout Shares (as those terms are defined in the Merger Agreement). The issuance of the shares will constitute a change of control under the rules and regulations of the NYSE American and we were required to file and meet the initial listing standard of the NYSE American, which the Company has done and received acceptance from the NYSE. In addition the shareholders approved the change of our company’s name from Level Brands, Inc. to cbdMD, Inc. The name change has been filed with all appropriate agencies and became effective May 1, 2019.

Growth Strategies and Outlook

The Company expanded its business operations over the past two years to include capabilities in licensing and branding services and most recently with the strategic acquisition of the cbdMD brand, to be a manufacturer and distributor of products in an emerging market space.

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

●
Increase our base of licensed offerings: We believe that in building a strong brand, we must begin with intellectual property. The development of quality intellectual property (“IP”), is frequently one of the most expensive ongoing costs in a licensing operation. The unique kathy ireland® Worldwide “blueprint” for IP development, allows us economies of scale, which is a foundation for the licensing business under the Company which can bring virtually unlimited products and services of quality, through the appropriate distribution channels to meet the demands of our targeted customers. We expect to continue to grow our base of licensed products by:

o
Innovating and identifying market trends through an ongoing effort based on research of products, tracking buying and demand trends and subsequently identifying the right manufacturer for fulfillment.; and

o
 Identifying new product offerings in response to evolving customer demands in our targeted areas, that meet our criteria, and with our branding support could increase our reach to new customers.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018		2019	2018
	(unaudited)	(unaudited)	change	(unaudited)	(unaudited)	change
Net sales	$5,673,351	$3,026,365	87.5%	$6,992,381	$3,459,576	102.1%
Net sales related party	-	54,545	(100.0)%	-	309,090	(100.0)%
Total net sales	$5,673,351	$3,080,910	84.1%	$6,992,381	$3,768,666	85.5%
Cost of sales	2,134,662	523,821	307.5%	2,625,670	751,945	249.2%
Gross profit as a percentage of net sales	62.4	83.1	(20.7)%	62.1	80.1	(18.0)%
Operating expenses	5,939,334	937,123	533.8%	7,484,275	2,624,768	185.1%
(Increase) decrease on contingent liability	(30,914,074	-	(100.0)%	(30,914,074	-	(100)%
Net income (loss) before taxes	(32,925,274	1,619,920	(2132.5)%	(35,247,136	322,138	(1104.2)%
Net income (loss) attributable to cbdMD, Inc. common shareholders	$(31,791,738	1,404,397	326.4%	$(33,901,451	$271,469	125.9%

Sales

We began reporting our revenues by segment during the second quarter of fiscal 2017 following our acquisitions of I'M1 and EE1. The following table provides information on the contribution of net sales by segment to our total net sales.

	Three Months Ended March 31, 2019	% of total	Three Months Ended March 31, 2018	% of total

Licensing division	$5,189	0.1%	$2,781,714	90.3%
Entertainment division	$20,609	0.4%	$269,524	8.7%
Products division	$5,647,553	99.5%	$29,672	1.0%
Total net sales	$5,673,351		$3,080,910

	Six Months Ended March 31, 2019	% of total	Six Months Ended March 31, 2018	% of total

Licensing division	$533,743	7.7%	$2,818,875	74.8%
Entertainment division	$266,018	3.8%	$891,049	23.7%
Products division	$6,122,620	88.5%	$58,742	1.5%
Total net sales	$6,922,381		$3,768,666

The increase in net sales attributable to our products division in the three and six months ended March 31, 2019 is due to the acquisition of the cbdMD brand on December 20, 2018 and the continuing growth of this emerging business.

The decrease in net sales attributable to our entertainment and licensing divisions in the three and six months ended March 31, 2019 is primarily associated with a change in business focus as the Company integrates the new emerging business sector associated with our brand cbdMD and assesses overall strategy for integration of all business units.

As described elsewhere in this report, from time to time we accept equity positions as compensation for our services. The following table provides information for the three and six months ended March 31, 2019 and 2018 regarding the amount of our total net sales in each of those periods for which we received an equity position in lieu of cash.

Three Months Ended March 31,
2019		2018
Amount	% total net sales	Amount	% total net sales
$0	0%	$2,750,000	89.2%

Six Months Ended March 31,
2019	2019
Amount% total net sales	Amount	% total net sales
$470,000	$3,204,500	85.0%

With the business focus shifting with our cbdMD brand, accepting of equity positions as compensation should be rare. This practice has had an adverse impact on our cash flow from operations and holding these securities could subject our company to additional valuation impacts in future periods as a result of the need to value these holdings on a quarterly basis.

Cost of sales

Our cost of sales includes labor, third party service providers and amortization for IP for our licensing and entertainment divisions and costs associated with distribution, manufacturing, third party fill and labor expense, components, and freight for our products divisions. The following table provides information on the percentage of our cost of sales to our net sales for each segment for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Six Months Ended March 31,
Licensing division	2019	2018	2019	2018
Entertainment division	559.4%	6.9%	33.8%	9.3%
Products division	315.8%	77.2%	93.5%	39.2%
	36.1%	408.8%	35.9%	238.2%

The increase in cost of sales as a percentage of sales for our licensing division in the three and six months ended March 31, 2019 is attributable to the loss of one major contract and its associated revenue and transition costs during that process. The percentage is not reflective of the financial impact as the cost of sales for the three months ended March 31, 2019 totaled approximately $29,000 against sales of approximately $5,000. Currently we are assessing the integration strategy and viability of how this division can provide internal support for our cbdMD brand within our products division.

              For the three and six months ended March 31, 2019, the entertainment division provided television production services, which involve a higher cost of sales and finalized services related to the recording production, which will not generate sales until future distribution processes begin. Overall, the cost of sales as a percentage of sales for our entertainment division will vary based upon the type of projects in which it is involved. Currently we are assessing the integration strategy and viability of how this division can provide internal support for our cbdMD brand within our products division.

In our products division, the significant decrease in the cost of sales as a percentage of sales in the three and six months ended March 31, 2019 is related to the acquisition of the cbdMD brand on December 20, 2018, and the overall impact of its growing revenues in this division as well as the low cost of sales this business has, which was approximately 36%. We expect this division to maintain cost of sales as a percentage of net sales, between 25% and 40%, as we manage our overall cost for manufacturing and production. The significant cost of sales in the fiscal 2018 periods on a percentage basis is primarily related to inventory impairments, as a result of net realizable value and excess inventory calculations all related to the hair care products.

Operating expenses

Our principal operating expenses include wages, advertising, travel, rent, professional service fees, and expenses related to industry distribution and trade shows. Our operating expenses on a consolidated basis increased approximately 533.8% and 185.1% in the three and six months ended March 31, 2019 from the same periods in 2018, respectively. The significant increase is attributable to the merger of the cbdMD brand as well as the ramp up of this business as reflected in the tables below. This included increases in: (i) staff related expenses; (ii) accounting and legal expenses; (iii) travel and entertainment expenses, (iv) expenses related to social media, public relations, advertising and marketing process, tradeshows and promotions; (v) affiliate and influencer commissions; (vi) outside services related to investor relations, transfer agent, other public company support costs; (vii) rent expense; (viii) insurance expense; and (ix) non-cash stock compensation expense, offset by a decrease in the allocation of corporate management fees which are described in greater detail later in this report.

We acquired I’M1 and EE1 in January 2017, Level H&W did not commence operations until December 2017, and cbdMD was acquired December 2018. Accordingly, we did not incur operating expenses for these business units during the entirety of the comparable periods. The additional changes in our expenses is directly related to the operational changes in our company as we grew from one operating business segment to three, built the infrastructure to support the overall company from a growth perspective, and completed our initial public offering and transaction to a public company traded on the NYSE American, and established processes as well as a business focus to gain efficiencies with a focus on results.

The following table provides information on our approximate operating expenses for each segment for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	change

Licensing division	$38,412	$363,000	$(324,588)
Entertainment division	$78,949	$218,000	$(139,051)
Products division	$4,423,315	$168,000	$4,255,315

	Six Months Ended March 31,
	2019	2018	change

Licensing division	$108,700	$694,000	$(585,300)
Entertainment division	$212,335	$508,000	$(295,665)
Products division	$4,662,391	$473,000	$4,189,391

Operating expenses attributable to our licensing and entertainment divisions for the three and six months ended March 31, 2019 and 2018, included: (i) accounting and legal expenses; (ii) expenses related to social media, public relations, advertising, marketing, promotions and tradeshows; and (iii) professional outside services. The overall decrease in operating expenses is related to a shift in business focus of the company and an ongoing assessment of an integration strategy and viability of how these divisions can provide internal support for our cbdMD brand within our products division.

Operating expenses attributable to our products division for the three and six months ended March 31, 2019 and 2018, included: (i) staff related expenses; (ii) accounting and legal expenses; (iii) travel and entertainment expenses, (iv) expenses related to social media, public relations, advertising and marketing process, tradeshows and promotions; (v) affiliate and influencer commissions; (vi) outside services related to investor relations, transfer agent, other public company support costs; (vii) rent expense; and (viii) insurance expense.

The significant increase in operating expenses for the Products division, is related to the merger of CBDI and its operations as well as the ramping up of the overall business, which included increased staff hiring, a full blown advertising and marketing process and expenses related to infrastructure expansion.

Corporate overhead and allocation of management fees to our segments

Included in our consolidated operating expenses are expenses associated with our corporate overhead which are not allocated to a specific segment of our operations, including (i) staff related expenses; (ii) accounting and legal expenses; (iii) expenses related to social media, public relations, advertising, marketing, promotions and tradeshows; (iv) travel and entertainment expenses; (v) professional outside services; (vi) rent; (vii) non-cash stock compensation expense; (viii) business insurance expense; and (ix) interest expense. The non-cash stock compensation expenses for the three months ended March 31, 2019 and 2018 were approximately $19,000 and $14,000, respectively and for the six months ended March 31, 2019 and 2018 were approximately $163,000 and $70,000, respectively.

The following table provides information on our approximate corporate overhead for the three and six months ended March 31, 2019 and 2018:

Three Months Ended March 31,
2019	2018	change
$1,288,000	$$571,000	717,000

Six Months Ended March 31,
2019	2018	change
$2,469,000	$$1,475,000	994,000

The overall increase in corporate operating expenses is related to the maturation of the entire organization and structuring related to its day to day operation including special events (merger and secondary offering activity) and ongoing public company related expenses.

Historically, we have allocated a portion of our corporate overhead to our segments in the form of a management fee. These allocations are included in the operating expenses by segment in the earlier table. As set forth above, these internal corporate charges eliminate upon consolidation of our financial statements. The following table provides information on the allocation of management fees to our segments for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	change

Licensing division	$0	$234,000	$(234,000)
Entertainment division	$0	$117,000	$(117,000)
Products division	$0	$39,000	$(39,000)

	Six Months Ended March 31,
	2019	2018	change

Licensing division	$25,000	$284,000	$(259,000)
Entertainment division	$25,000	$167,000	$(142,000)
Products division	$25,000	$79,000	$(54,000)

We are currently assessing our overall integration strategy and approach and have not created allocations for the three months ended March 31, 2019.

Other income and other non-operating expenses

Interest income (expense)

Our interest income (expense) was $18,086 and $2,045 for the three months ended March 31, 2019 and 2018, respectively. For the six months ended March 31, 2019 and 2018, our interest income (expense) was $62,119 and $3,920, respectively.

Contingent liability

As consideration for the Merger, the Company has a contractual obligation to issue 15,250,000 shares of our common stock, after approval by our shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 and 8,750,000, both of which are subject to leak out provisions, and the 8,750,000 tranche of shares will also vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date (“earn out”). The initial 15,250,000 shares and earnout shares were approved by our shareholders as of April 19, 2019.

The contractual obligations and earn out provision are accounted for and recorded as a contingent liability with increases in the liability recorded as a non cash other expense and decreases in the liability recorded as a non cash other income. The value of the contingent liability is $102,267,557 at March 31, 2019, as compared to $71,353,483 at December 31, 2018. The increase of $30,914,074 is recorded as an expense in the Statement of Operations. The Company utilizes both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the increase in the value of the contingent liability was the increase of the Company’s stock price, which was $4.42 at March 31, 2019 as compared to $3.09 on December 31, 2018.

Realized gain (loss) on marketable securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized gain (loss) on marketable securities. For the three and six months ended March 31, 2019, we recorded a loss of $185,834 and $211,507 for the sale of securities we held (see Note 3 Marketable Securities and Other Investment Securities). We did not have any sale of securities in the three and six months ended March 31, 2018.

Unrealized gain (loss) on marketable securities

On October 1, 2018, as a result of the adoption of ASU 2016-01 – Financial Instruments, the Company now records changes in fair value of equities held as unrealized gains (losses) on marketable securities in the statement of operations.

We value investments in marketable securities at fair value and record an unrealized gain or loss within the statements of operations, a non-cash entry, at each period beginning October 1, 2018 and prior to that recorded unrealized gain or loss in other comprehensive income (loss). For the three and six months ended March 31, 2019, we recorded an unrealized gain (loss) net of taxes, of $557,193 and $(996,110), respectively. For the three and six months ended March 31, 2018, we recorded $33,500 and $(630,077) of other comprehensive income (loss), net of taxes, respectively.

Net income (loss) and net income (loss) attributable to our common shareholders

Our net loss for the three and six months ending March 31, 2019 increased 2,038.6% to $31,850,274 and 9101.8% to $34,039,136, respectively, as compared to net income of $1,642,920 and $378,138 in the three and six months ended March 31, 2018, respectively. At March 31, 2019 and 2018, we owned 100% of the membership interests of Beauty & Pin-Ups and 100% of the membership interest in Level H&W. At March 31, 2019 we owned 100% of the membership interest of CBDI. At March 31, 2019 and 2018 we owned 100% of the voting interests in each of I'M1 and EE1 and 51% membership interest in each of I’M1 and EE1. As such we account for the noncontrolling interest in each of I’M1 and EE1 based on their gains or losses. Based on the noncontrolling interest for these entities, this can have a negative impact on the gains or losses to our shareholders. After allocating a portion of the net gain to the noncontrolling interests in accordance with generally accepted accounting principles, our net loss increased 2,363.7% and 12,588.2% for the three and six months ended March 31, 2019 from the same periods in fiscal 2018.

Liquidity and Capital Resources

 We had cash and cash equivalents on hand of $4,639,587 and working capital of $12,272,931 at March 31, 2019 as compared to cash on hand of $4,282,553 and working capital of $10,820,192 at September 30, 2018. Our current assets increased approximately 19.9% at March 31, 2019 from September 30, 2018, and is primarily attributable to an increase of cash, accounts receivable, merchant reserve, marketable securities, prepaid expenses, and inventory, offset by a decrease in accounts receivable other, notes receivable, and deferred issuance costs. Our current liabilities increased approximately 92.9% at March 31, 2019 from September 30, 2018. This increase is primarily attributable to increases in accounts payable, notes payable, customer deposits, and accrued expenses, offset by decreases in deferred revenue. Both the changes in our current assets and current liabilities are also reflective of the further development of our business during fiscal 2019 as well as the Mergers of Cure Based Development. In July 2017 we sold, to a related party, an equity position in a customer that we had received as compensation for services and we received a portion in cash and the balance as a short term note receivable for $275,000. As of September 30, 2018, the note balance was $156,147, the note was paid in full in November 2018.

During the three and six months ended March 31, 2019 we used cash primarily to fund our operations in addition to increases in our accounts receivable, and merchant reserve.

We do not have any commitments for capital expenditures. We have sufficient working capital to fund our operations and to fund our expected growth.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have generated the income to meet this goal, however as we have accepted equity as compensation in many of our engagements, we have not met this goal as cash flow from operations has been a net use of $4,462,372 and $3,552,831 for the six months ended March 31, 2019 and 2018, respectively.

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

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2019, the Company made the following remediation changes related to internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes are:

●
In response to the identified material weakness associated with our Form 10Q/A for the period ended December 31, 2018, our management, with the oversight of the Audit Committee of the Board of Directors, formalized a review process which includes the CFO and VP of Finance, whereby each new accounting standard will be assessed and documented as to it’s impact on the Company’s financial statements and the effective date of those standards that require adoption. We believe this new control will help ensure timely adoption of applicable new accounting standards.

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

THE ISSUANCES OF THE SHARES OF OUR COMMON STOCK TO THE CURE BASED DEVELOMENT MEMBERS WILL SIGNIFICATLY DILUTE OUR EXISTING SHAREHOLDERS.

Upon the terms set forth in the Merger Agreement, on the Closing Date the members of Cure Based Development received contractual rights to receive 15,250,000 shares of our common stock, representing approximately 60% of our outstanding common stock following such issuance, as the consideration for the Mergers. The Merger Agreement also provides that we may issued up to an additional 15,250,000 shares of our common stock as part of the merger consideration upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date. As of the Closing Date, there were 10,095,396 shares of our common stock issued and outstanding. Our ability to issue these shares was approved at the annual meeting of shareholders on April 19, 2019. After the issuance of the first 15,250,000 shares, but giving effect to no other change to the number of shares of our common stock issued and outstanding or the possible issuance of additional 15,250,000 shares in future periods, the members of Cure Based Development would own 60.2% of our then outstanding shares of common stock. Therefore, the ownership and voting rights of our existing shareholders have been proportionally reduced.

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

On January 14, 2019, we entered into an Amendment to Advisory Services Letter Agreement with Maxim Group, LLC, a broker-dealer and member of FINRA (“Maxim”) pursuant to which we extended our current agreement for advisory and investment banking services, from April 24, 2019 to April 30, 2020. As compensation, we issued Maxim 50,000 shares of our common stock which was valued at $212,500. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act. The foregoing description of the terms and conditions of the Amendment to Advisory Services Letter Agreement with Maxim is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.85 to this report.

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

ITEM 5.                        OTHER INFORMATION.

ITEM 6.                        EXHIBITS.

		Incorporated by Reference
No.	Exhibit Description	Form	Date Filed	Number	Filed or furnished Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8K	12/3/2018	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.5
3.1	Certificate of Incorporation	1-A	9/18/17	2.1
3.1 (a)	Certificate of Amendment to the Certificate of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2
3.1 (b)	Certificate of Amendment to the Certificate of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3
3.1 (c)	Certificate of Amendment to the Certificate of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4
3.1 (d)	Certificate of Amendment to the Certificate of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5
3.2	Amended and Restated Bylaws	1-A	9/18/17	2.6
10.79	Form of leak out agreement	8K	12/20/18	10.1
10.80	Form of voting proxy	8K	12/20/18	10.2
10.81	6% promissory note dated December 20, 2018 to Edge of Business, LLC	8K	12/20/18	10.3
10.82	Executive Employment Agreement dated December 20, 2018 by and between cbdMD LLC and R. Scott Coffman	8K	12/20/18	10.4
10.83	Executive Employment Agreement dated December 20, 2018 by and between cbdMD LLC and Caryn Dunayer	8K	12/20/18	10.5
10.84	Mutual Termination of License Agreement dated January 07, 2019 by and between Level Brands, Inc. and Isodiol International, Inc.	8K	1/1/19	10.1
10.85	Amendment to Advisory Agreement dated January 14, 2019 with Maxim Group LLC	10-Q	02/14/2019	10.85
10.86	Advisory Agreement dated January 15, 2019 with Joseph Gunnar LLC	10-Q	02/14/2019	10.86
10.87	Amendment to Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc., and kathy ireland ® Worldwide	10-Q	02/14/2019	10.87
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Executive Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
99.1	Audited financial statements of Cure Based Development, LLC for the period of August 3, 2017 (inception) through December 31, 2017 and for the eight months ended August 31, 2018	8K	12/20/18	99.1
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

May 15, 2019	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Chief Executive Officer, principal executive officer

May 15, 2019	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer