Form 10-Q
period 2019-06-30
cbdMD, Inc.
filed 2019-08-14
CIK 1644903

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number    001-38299

cbdMD, INC.
(Exact Name of Registrant as Specified in its Charter)

North Carolina	47-3414576
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

8845 Red Oak Blvd, Charlotte, NC	28217
Address of Principal Executive Offices	Zip Code

704-445-3060
Registrant’s Telephone Number, Including Area Code

4521 Sharon Rd, suite 450 Charlotte, NC 8211
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

27,720,356 shares of common stock are issued and outstanding as of August 14, 2019

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms cbdMD,” “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc, and our subsidiaries CBD Industries, LLC, formally known as cbdMD LLC, a North Carolina limited liability company which we refer to as “CBDI”, Beauty and Pinups, LLC, a North Carolina limited liability company which we refer to as “BPU”, I | M 1, LLC, a California limited liability company, which we refer to as “I’M1”, Encore Endeavor 1 LLC, a California limited liability company which we refer to as “EE1” and Level H&W, LLC, a North Carolina limited liability company, which we refer to as “Level H&W”. In addition, “fiscal 2018" refers to the year ended September 30, 2018, "fiscal 2019" refers to the year ending September 30, 2019, "third quarter of 2018" refers to the three months ended June 30, 2018 and "third quarter of 2019" refers to the three months ended June 30, 2019.

The information contained on our websites at www.cbdmd.com, www.beautyandpinups.com, www.im1men.com, and www.encoreendeavor1.com are not part of this report.

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
●
risks associated with volatility in the market price of our common stock;
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
●
risks associated with our failure to maintain an effective system of internal control over financial reporting;
●
risks associated with unfavorable research reports; and
●
risks associated with our articles of incorporation, bylaws and North Carolina law.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2018 (the "2018 10-K") and our Quarterly Report on Form 10-Q for the period ended March 31, 2019 as filed with the SEC on May 15, 2019 as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 AND SEPTEMBER 30, 2018

	(Unaudited)
	June 30,	September 30,
	2019	2018
Assets

Current assets:
Cash and cash equivalents	$11,633,213	$4,282,553
Accounts receivable	562,800	307,874
Accounts receivable - related party	1,103,628	1,537,863
Accounts receivable other	276,795	1,743,874
Deposits	6,850	-
Merchant reserve	626,160	-
Marketable securities	880,132	1,050,961
Investment other securities	1,159,112	1,159,112
Note receivable	486,000	459,000
Note receivable - related party	-	156,147
Inventory	3,116,458	123,223
Inventory prepaid	643,649	-
Deferred issuance costs	-	28,049
Prepaid consulting agreement	-	200,000
Prepaid rent	60,000	180,000
Prepaid services with stock	198,000	-
Prepaid equipment - deposit	889,673	-
Prepaid expenses and other current assets	543,607	561,491
Total current assets	22,186,077	11,790,147

Other assets:
Property and equipment, net	1,016,757	53,480
Goodwill	55,133,697	-
Intangible assets, net	22,572,097	3,173,985
Total other assets	78,722,551	3,227,465

Total assets	$100,908,628	$15,017,612

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 AND SEPTEMBER 30, 2018
(continued)

	(Unaudited)
	June 30,	September 30,
	2019	2018
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,886,395	$473,717
Accounts payable - related party	-	7,860
Deferred revenue	4,585	161,458
Customer deposit - related party	34,404	-
Accrued payroll	326,537	-
Accrued expenses	77,985	6,920
Accrued expenses - related party	-	320,000
Total current liabilities	2,329,906	969,955

Long term liabilities
Other long term liabilities	-	7,502
Contingent liability	70,600,000	-
Deferred tax liability	2,833,000	21,000
Total long term liabilities	73,433,000	28,502

Total liabilities	75,762,906	998,457

cbdMD, Inc. shareholders' equity (deficit):
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
27,720,356 and 8,123,928 shares issued and outstanding, respectively	27,720	8,124
Additional paid in capital	96,130,158	21,781,095
Accumulated other comprehensive income (loss)	-	(2,512,539)
Accumulated deficit	(70,782,736)	(6,669,497)
Total cbdMD, Inc. shareholders' equity	25,375,142	12,607,183
Non-controlling interest	(229,420)	1,411,972
Total shareholders' equity	25,145,722	14,019,155

Total liabilities and shareholders' equity	$100,908,628	$15,017,612

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales	$9,784,199	$1,851,116	$19,042,098	$5,440,653
Sales related party	-	1,350,000	-	1,550,000
Total Gross Sales	9,784,199	3,201,116	19,042,098	6,990,653
Allowances	(1,739,863)	(2,686)	(4,075,381)	(23,558)
Net sales	8,044,336	1,848,430	14,966,717	5,417,095
Net sales related party	-	1,350,000	-	1,550,000
Total Net Sales	8,044,336	3,198,430	14,966,717	6,967,095
Cost of sales	2,959,198	1,106,706	5,584,868	1,858,651

Gross Profit	5,085,138	2,091,724	9,381,849	5,108,444

Operating expenses excluding impairment losses	11,230,914	1,464,239	18,680,857	4,089,006
Impairment of intangible assets	2,114,334	-	2,114,334	-
Operating expenses	13,345,248	1,464,239	20,795,190	4,089,006
Income (Loss) from operations	(8,260,110)	627,485	(11,413,341)	1,019,438
Realized and Unrealized gain (loss) on marketable securities	(497,451)	-	(1,705,069)	-
(Increase) of contingent liability	(21,547,606)	-	(52,461,680)	-
Gain (loss) on disposal of property and equipment	-	-	(34,333)	(69,311)
Interest income (expense)	14,211	(232)	76,330	(737)
Income (loss) before provision for income taxes	(30,290,956)	627,253	(65,538,093)	949,390

Benefit (Provision) for income taxes	1,088,000	(62,000)	2,296,000	(6,000)
Net Income (Loss)	(29,202,956)	565,253	(63,242,093)	943,390
Net Gain (Loss) attributable to noncontrolling interest	(1,503,707)	359,179	(1,641,391)	465,848

Net Income (Loss) attributable to cbdMD, Inc. common shareholders	$(27,699,249)	$206,074	$(61,600,702)	$477,542

Net Income (Loss) per share:
Basic	$(1.19)	$0.03	$(4.22)	$0.06
Diluted	$-	$0.03	$-	$0.06

Weighted average number of shares Basic:	23,193,793	8,075,341	14,585,619	7,614,621
Weighted average number of shares Diluted:		8,092,931		7,637,012

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net Income (Loss)	$(29,202,956)	$565,253	$(63,242,093)	$943,390
Other Comprehensive Income:
Net Unrealized Gain (Loss) on Marketable Securities, net of tax	-	(1,326,727)	-	(1,923,304)
Comprehensive Income (Loss)	(29,202,956)	(761,474)	(63,242,093)	(979,914)

Comprehensive Income (loss) attributable to non-controlling interest	(1,503,707)	359,179	(1,641,391)	465,848
Comprehensive Income (Loss) attributable to cbdMD, Inc. common shareholders	$(27,699,249)	$(1,120,653)	$(61,600,702)	$(1,445,762)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018
(unaudited)

	Nine Months Ended June 30,	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(63,242,093)	$943,390
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	2,022,812	386,719
Restricted stock expense	92,000	39,100
Issuance of stock / warrants for service	289,750	478,002
Intangible impairment	2,114,334	-
Inventory impairment	-	102,124
Depreciation and amortization	272,121	169,788
Gain on settlement of Note	(20,000)	-
Increase/(Decrease) in contingent liability	52,461,680	-
Realized and unrealized loss of marketable securities	1,705,069	-
Loss on sale of property and equipment	-	69,311
Non-cash consideration received for services	(470,000)	(3,404,502)
Changes in operating assets and liabilities:
Accounts receivable	399,074	(45,502)
Accounts receivable – related party	204,902	(637,675)
Other accounts receivable	(298,754)	(1,204,003)
Other accounts receivable – related party		236,364
Note receivable	(27,000)	(450,000)
Note receivable – related party	156,147	114,802
Merchant reserve	(199,907)	-
Inventory	(2,581,958)	10,340
Prepaid expenses and other current assets	(717,894)	(980,952)
Marketable securities	701,593	-
Accounts payable and accrued expenses	1,073,211	(324,785)
Accounts payable and accrued expenses – related party	(313,591)	(470,905)

Deferred revenue / customer deposits	(380,804)	121,916
Deferred tax liability	(2,296,000)	6,000
Cash used by operating activities	(9,055,308)	(4,840,368)

Cash flows from investing activities:
Net cash used for merger	(1,167,295)	-
Purchase of investment other securities	-	(300,000)
Purchase of intangible assets	(79,999)	(360,000)
Purchase of property and equipment	(359,421)	(2,465)
Cash used by investing activities	(1,606,715)	(662,465)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,009,897	10,927,535
Note Payable-related party	(764,300)	-
Deferred issuance costs	(232,914)	(285,086)
Cash provided by financing activities	18,012,683	10,642,449
Net increase (decrease) in cash	7,350,660	5,139,616
Cash and cash equivalents, beginning of period	4,282,553	284,246
Cash and cash equivalents, end of period	$11,633,213	$5,423,862

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018
(unaudited) (continued)

Supplemental Disclosures of Cash Flow Information:

	Nine Months Ended June 30,	Nine Months Ended June 30,
	2019	2018

Cash Payments for:
Interest expense	$36,418	$505

Non-cash financial activities:
Warrants issued to secondary selling agent	$309,592	$171,600
Equity investment exchange to be issued in the future	$-	$160,000
Stock received for prior period services, adjusted for other accounts receivable write down prior to receipt	$1,352,000	$-
Adoption of ASU 2016-01	$2,512,539	$-

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Income(loss)	Deficit	Interest	Total
Balance, September 30, 2018	8,123,928	8,124	21,781,095	(2,512,539)	(6,669,495)	1,411,972	14,019,155
Issuance of common stock	1,971,428	1,971	6,355,027	-	-	-	6,356,998
Issuance of options for share based compensation	-	-	143,673	-	-	-	143,673
Issuance of stock costs	-	-	(205,569)	-	-	-	(205,569)
Adoption of ASU 2016-01	-	-	-	2,512,539	(2,512,539)	-	-
Net loss	-	-	-	-	(2,109,715)	(79,149)	(2,188,864)
Balance, December 31, 2018	10,095,356	10,095	28,074,224	-	(11,291,749)	1,332,823	18,125,391
Issuance of options for share based compensation	-	-	19,475	-	-	-	19,475
Issuance of stock and warrants for services	75,000	75	289,675	-	-	-	289,750
Net loss	-	-	-	-	(31,791,738)	(58,536)	(31,850,274)
Balance, March 31, 2019	10,170,356	10,170	28,383,374	-	(43,083,487)	1,274,287	(13,415,658)
Issuance of common stock for merger	15,250,000	15,250	53,199,913	-	-	-	53,215,163
Issuance of common stock	2,300,000	2,300	12,650,600	-	-	-	12,652,900
Issuance of options for share based compensation	-	-	1,859,664	-	-	-	1,859,664
Issuance of stock costs	-	-	(55,393)	-	-	-	(55,393)
Issuance of stock and warrants for services			92,000	-	-	-	92,000
Net loss	-	-	-	-	(27,699,249)	(1,503,707)	(29,202,956)
Balance, June 30, 2019	27,720,356	27,720	96,130,158	-	(70,782,736)	(229,420)	25,145,722

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Income(loss)	Deficit	Interest	Total
Balance, September 30, 2017	5,792,261	5,792	10,463,480	-	(6,257,421)	937,063	5,148,914
Issuance of common stock	2,000,000	2,000	9,971,114	-	-	-	9,973,114
Issuance of options for share based compensation	-	-	17,114	-	-	-	17,114
Issuance of stock for deferred IPO costs	-	-	171,600	-	-	-	171,600
Issuance of stock and warrants for services	6,667	7	36,995	-	-	-	37,002
Issuance of restricted stock for share based compensation	-	-	39,100	-	-	-	39,100
Other Comprehensive income (loss)	-	-	-	33,500	-	-	33,500
Net loss	-	-	-	-	(1,132,928)	(131,855)	(1,264,783)
Balance, December 31, 2017	7,798,928	7,799	20,699,403	33,500	(7,390,349)	805,208	14,155,561
Issuance of common stock	-	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	13,952	-	-	-	13,952
Issuance of stock and warrants for services	235,000	235	19,765	-	-	-	20,000
Other Comprehensive income (loss)	-	-	-	(630,077)	-	-	(630,077)
Net income	-	-	-	-	1,404,397	238,523	1,642,920
Balance, March 31, 2018	8,033,928	8,034	20,733,120	(596,577)	(5,985,952)	1,043,731	15,202,356
Issuance of options for share based compensation	-	-	355,653	-	-	-	355,653
Issuance of stock and warrants for services	85,000	85	420,915	-	-	-	421,000
Other Comprehensive income (loss)	-	-	-	(1,326,727)	-	-	(1,326,727)
Net income	-	-	-	-	206,073	359,180	565,253
Balance, June 30, 2018	8,118,928	8,119	21,509,688	(1,923,304)	(5,779,879)	1,402,911	15,217,535

See Notes to Condensed Consolidated Financial Statements

cbdMD , INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

cbdMD, Inc. ("cbdMD", "we", "us", “our”, "Parent Company” or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands, Inc. On April 22, 2019, following approval by our shareholders at the 2019 annual meeting held on April 19, 2019, we filed Articles of Amendment to our Articles of Incorporation changing the name of our Company to “cbdMD, Inc.” effective May 1, 2019. We operate from our offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended September 30, 2018 (“2018 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2018 as reported in the Form 10-K have been omitted.

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

On November 17, 2017, the Company completed an initial public offering (the “IPO”) of 2,000,000 shares of its common stock for aggregate gross proceeds of $12.0 million. The Company received approximately $10.9 million in net proceeds after deducting expenses and commissions. On October 2, 2018, the Company completed a secondary public offering of 1,971,428 shares of its common stock for aggregate gross proceeds of approximately $6.9 million. The Company received approximately $6.3 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us. On May 15, 2019, the Company completed a secondary public offering of 2,300,000 shares of its common stock for aggregate gross proceeds of $13.8 million. The Company received approximately $12.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

On December 20, 2018 the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, cbdMD LLC survived and operates the prior business of Cure Based Development. On April 10, 2019, cbdMD LLC was renamed to CBD Industries LLC (“CBDI”). As consideration for the Mergers, the Company had a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement, as well as to issue another 15,250,000 shares of our common stock in the future upon earnout goals being within the next 5 years. The Company’s shareholders approved the issuance of the 15,250,000 shares of common stock and they were issued to members of Cure Based Development on April 19, 2019. CBDI produces and distributes various high-grade, premium cannibidiol oil (“CBD”) products under the cbdMD brand. CBD is a natural substance produced from the hemp plant and the products manufactured by CBDI are non pyschoactive as they do not contain tetrahydrocannibinol (THC).

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

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of June 30, 2019, we have an allowance for doubtful accounts of $14,689, and had no allowance at September 30, 2018.

In addition, the Company may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either a marketable security (when the customer is a publicly traded entity) or as an investment other security (when the customer is a private entity).

Accounts receivable and accounts receivable other items that involve a related party are indicated as such on the face of the financial statements.

Receivable and Merchant Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors. The arrangement with the payment processors requires that the Company pay a fee between 5.95% - 6.95% of the transaction amounts processed. Pursuant to this agreement, there is a waiting period between 2 - 14 days prior to reimbursement to the Company, as well as a calculated reserve which the payment processor holds back. Fees and reserves can change periodically with notice from the processors. At June 30, 2019, the receivable from payment processors included approximately $205,761 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet and $626,160 for the reserve amount for a total receivable of $831,921.

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

Investment Other Securities

For equity investments where the Company neither controls nor has significant influence over the investee and which are non-marketable, which is without a readily determinable fair value, the Company may elect to estimate its fair value at cost less impairment plus or minus changes resulting from observable price changes.

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

When the Company records an investment in marketable securities the carrying value is assigned at fair value.  Any changes in fair value for marketable securities during a given period will be recorded as an unrealized gain or loss in the consolidated statement of operations. For investment other securities without a readily determinable fair value, the Company may elect to estimate its fair value at cost less impairment plus or minus changes resulting from observable price changes.

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

Contingent liability

A significant component of the purchase price consideration for the Company’s acquisition of Cure Based Development includes a fixed number of future shares to be issued as well as a variable number of future shares to be issued based upon the post-acquisition entity reaching certain specified future revenue targets, as further described in Note 8. The Company made a determination of the fair value of the contingent liabilities as part of the valuation of the assets acquired and liabilities assumed in the business combination.

The Company recognizes both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its Consolidated Balance Sheets. These contingent liabilities are recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period.

For the three months ended June 30, 2019, the contingent liabilities associated with the business combination were increased by $21,547,606 to reflect their reassessed fair values as of June 30, 2019. This increase is reflective of a change in value from march 31, 2019 of the fixed shares issued on April 19, 2019, and the variable number of shares on June 30, 2019. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the balance sheet. For the three months ended June 30, 2019, the Company made no material adjustments to the forecasted performance of the post-acquisition entity that would impact the estimated likelihood that the revenue targets disclosed in Note 8 would be met. The primary catalyst for the $21,547,606 increase in contingent liabilities is the change in the Company’s share price between March 31, 2019 and June 30, 2019. These increases or reductions to the contingent liabilities are reflected within Other Expenses on the consolidated statements of operations.

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

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of June 30, 2019:

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

The Company also enters into various license agreements that provide revenues based on royalties as a percentage of sales and advertising/marketing fees. The contracts can also have a minimum royalty, with which this and the advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales, as are all royalties that do not have a minimum royalty. Payments received as consideration of the grant of a license are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement.  Similarly, advanced royalty payments are recognized ratably over the period indicated by the terms of the license and are reflected in the Company’s consolidated balance sheet in deferred revenue at the time the payment is received.  Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable. Licensing for trademarks are considered symbolic, which contain the characteristics of a right-to-access license since the customer is simultaneously receiving the intellectual property and benefiting from it throughout the license period. As such, the Company primarily records revenue from licenses on a straight-line basis over the license period as the performance obligation is satisfied over time.

In regard to sales for services provided, the Company records revenue when the customer has accepted services and the Company has a right to payment. Based on the contracted services, revenue is recognized when the Company invoices customers for completed services at agreed upon rates or revenue is recognized over a fixed period of time during which the service is performed.

Disaggregated Revenue

Our segment reporting categorizes Company activity into the following broad transaction types: product sales, licensing arrangements and advisory services. We believe that these segment categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors. See Note 14 – Segment Information, for disaggregated presentation of revenue.

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets.

The below table summarize the net change in contract assets and contract liabilities from October 1, 2018 to June 30, 2019:

	Entertainment	Products	Licensing	Total
Balance at September 30, 2018	$37,500	-	$115,625	$153,125
Billed during three months ended December 31, 2018	75,000	265,000	-	340,000
Earned during three months ended December 31, 2018	(68,750)	-	(115,625)	(184,375)
Balance at December 31, 2018	$43,750	$265,000	-	$308,750
Amount returned during three months ended March 31, 2019		(175,000)		(175,000)
Billed during three months ended March 31, 2019	-	-	10,000	10,000
Earned during three months ended March 31, 2019	(18,750)	-	(1,667)	(20,417)
Balance at March 31, 2019	$25,000	$90,000	$8,333	$123,333
Billed during three months ended June 30, 2019	-	-	-	-
Earned during three months ended June 30, 2019	(18,750)	(55,596)	(1,667)	(76,013)
Balance at June 30, 2019	$6,250	$34,404	$6,666	$47,320

Cost of Sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, and outbound freight for our products division, and includes labor, third-party service providers, and amortization expense related to intellectual property for our licensing and entertainment divisions. In our products division, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These expenses are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their net realizable value.

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $2,604,000 and $443,000 in advertising and related marketing and promotional costs included in operating expenses during the three months ended June 30, 2019 and 2018, respectively. The Company incurred approximately $4,411,000 and $1,036,000 in advertising and related marketing and promotional costs included in operating expenses during the nine months ended June 30, 2019 and 2018, respectively.

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

The Parent Company accounts for income taxes pursuant to the provisions of the Accounting for Income Taxes topic of the FASB ASC 740 which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Parent Company uses the inside basis approach to determine deferred tax assets and liabilities associated with its investment in a consolidated pass-through entity. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of June 30, 2019 and 2018, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $10,007,079 uninsured balance at June 30, 2019 and a $0 uninsured balance at September 30, 2018. Funds which are not subject to coverage or loss under FDIC were $7,577 and $4,003,003 at June 30, 2019 and September 30, 2018, respectively.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and nine months ended June 30, 2019, respectively. The Company had sales to three customers that collectively represented approximately 89% and 80% of total net sales for the three and nine months ended June 30, 2018, respectively. The aggregate accounts receivable of such customers represented approximately 83% of the Company’s total accounts receivable and a long term note receivable at June 30, 2018.

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

We use the Black-Scholes model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. Under ASU 2016-09 which amends ASC 718, which became effective October 1, 2017, we elected to change our accounting policy to recognize forfeitures when they occur. This change had no impact on beginning retained earnings as there had been no forfeitures estimated or incurred in prior periods.

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

At the three and nine months ended June 30, 2019, 1,623,255 shares that will be potentially issued in the future were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

NOTE 2 – ACQUISITIONS

On December 20, 2018 (the “Closing”), the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, both North Carolina limited liability companies, completed a two-step merger (the “Merger Agreement”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). The Merger Agreement provided that AcqCo LLC merge with and into Cure Based Development with Cure Based Development as the surviving entity (the “Merger”), and immediately thereafter Cure Based Development merged with and into cbdMD LLC with cbdMD LLC as the surviving entity (the “Secondary Merger” and collectively with the Merger, the “Mergers”). cbdMD LLC was renamed on April 10, 2019 to CBD Industries LLC and has continued as a wholly-owned subsidiary of the Company and maintains the operations of Cure Based Development pre-closing. As consideration for the Merger, the Company has a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of aggregate net revenue criteria by CBDI, within 60 months following the Closing. The net revenue criteria are: $20.0, $40.0, $80.0 and $160.0 million, in aggregate $300.0 million (See Note 8 for more information).

The initial 15,250,000 shares were approved by our shareholders and issued on April 19, 2019.

The Company owns 100% of the equity interest of CBDI. The valuation and purchase price allocation for the Mergers remains preliminary and will be finalized by September 30, 2019.

During the three months ended March 31, 2019, the Company identified equipment that was improperly excluded from the identified assets acquired in the Mergers. The fair value of this equipment was determined to be $114,275. The purchase price allocation was adjusted by increasing Property and equipment, net and reducing Goodwill by this amount.

During the three months ended June 30, 2019, the Company identified interest overly accrued valued at $10,572 that was in the initial purchase price allocation. The purchase price allocation was adjusted by decreasing goodwill and accrued expenses by this amount.

The following table presents the preliminary purchase price allocation:

Consideration	$74,353,483

Assets acquired:
Cash and cash equivalents	$1,822,331
Accounts receivable	850,921
Inventory	1,054,926
Other current assets	38,745
Property and equipment, net	723,223
Intangible assets	21,585,000
Goodwill	55,133,697
Total assets acquired	81,208,843

Liabilities assumed:
Accounts payable	257,081
Notes payable – related party	764,300
Customer deposits - related party	265,000
Accrued expenses	460,979
Deferred tax liability	5,108,000
Total Liabilities assumed	6,855,360

Net Assets Acquired	$74,353,483

The goodwill generated from this transaction can be attributed to the benefits the Company expects to realize from the growth strategies the acquired Company had developed and the entry into an emerging market with high growth potential. See Note 8 regarding contingent liability.

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. If there is insufficient data to support the valuation of the security directly, the Company will value it, and the underlying revenue, using the estimated fair value of the services provided. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either a marketable security (when the customer is a public entity) or as an investment other security (when the customer is a private entity).

On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, cbdMD, and also distributed shares valued at $223,440 to its non-controlling interests. In August 2017, the Company also provided referral services for kathy Ireland® Worldwide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. The Company assessed the investment and determined there was not an impairment for the period ended June 30, 2019.

On September 19, 2017, I’M1 and EE1 in aggregate exercised a warrant for 56,552 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $56,552, which was based on all 2017 financing transactions of the customer set at $1.00 per share, with the most recent third party transaction in August 2017. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used factors including financial projections provided by the issuer and conversations with the issuer management regarding the Company’s recent results and future plans and the Company’s financing transactions over the past twelve months. The Company assessed the investment and determined there was not an impairment for the period ended June 30, 2019.

In November 2017, the Company completed services in relation to an agreement with SG Blocks, Inc. (NASDAQ: SGBX). As payment for these services, SG Blocks issued 50,000 shares of its common stock to the Company. The customer is a publicly traded entity and the stock was valued based on the trading price at the day the services were determined delivered, which was $5.09 per share for an aggregate value of $254,500. The Company determined that this common stock was classified as Level 1 for fair value measurement purposes as the stock was actively traded on an exchange. From November 7, 2018 thru December 13, 2018, the Company sold the 50,000 shares held and recorded a realized loss on marketable securities of $25,673 as of December 31, 2018 in the consolidated statement of operations. The Company no longer has this equity position.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp, formerly a related party. As payment for these services, Kure Corp issued 800,000 shares of its stock to the Company. The customer was a private entity and the stock was valued at $400,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. The Company had classified this common stock, cumulative value of $400,000, as Level 3 for fair value measurement purposes as there were no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. On April 30, 2018, Kure Corp. merged with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company. Details can be reviewed in our Form 10-K previously filed. As a result of this merger we received the first issuance of 380,952 shares from Isodiol and valued them based on the trading price on April 30, 2018 of $0.63 per share which totaled $240,000. We also removed the value of the Kure equity of $400,000 from our Level 3 investments as part of the exchange described above. As the full value of the Kure equity will not be received until the future issuances based on earn out goals, we have recorded an accounts receivable other of $160,000 as of December 31, 2018. On March 31, 2019, Isodiol spun off Kure to its original shareholders by issuing back all original Kure stock. As a result of the spin off, the Company will receive 800,000 shares of Kure stock valued at $160,000 and as Kure is private, the shares will be treated as a Level 3 stock and will be accounted for against the $160,000 accounts receivable other. The Company has determined that the 800,000 shares have a fair market value over $160,000. The Company has assessed the common stock and determined there was not an indication of an impairment at June 30, 2019.

On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from a prior customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The customer is a private entity. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. As of June 30, 2019, the Company has determined there is no impairment on the value of the shares of stock.

On December 30, 2017 the Company entered into an Agreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. As payment for these services, the Company has received 1,226,435 shares of Isodiol common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol stock upon Isodiol’s acquisition of Kure Corp, giving the Company a total of 1,264,530 shares. At June 30, 2019, the Company has 1,042,193 shares valued at $880,132.

On June 26, 2018 the Company entered into an Agreement with Boston Therapeutics, Inc. (OTC: BTHE), a pharmaceutical company focused on the development, manufacturing and commercialization of novel compounds to address unmet medical needs in diabetes. The agreement involved a licensing agreement and required the Company to create IP for a branding / marketing campaign. As payment for these services, Boston Therapeutics agreed to pay $850,000, of which $450,000 was issued as a note due no later than December 31, 2019 and $400,000 to be paid thru the issuance of BTI common stock based on the trading price at the agreement date ($0.075). As the stock has not been issued, we have recorded an unrealized gain (loss) of $(106,667) and ($293,333) for the three and nine month periods ended June 30, 2019, respectively based on a trading price of $0.02 at June 30, 2019. At June 30, 2019, the carrying value is $106,667.

The table below summarizes the assets valued at fair value as of June 30, 2019:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2019

Marketable securities	$880,132	-	$-	$880,132
Investment other securities	-	-	$1,159,112	$1,159,112

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2018	$1,050,961	$-	$1,159,112	$2,210,073
Sale of equities	$(200,000)	$-	$-	$(200,000)
Change in value of equities	$(132,303)	$-	$-	$(132,303)
Balance at December 31, 2018	$718,658	$-	$1,159,112	$1,877,770
Sale of equities	$(103,998)	$-	$-	$(103,998)
Receipt of equity investment upon completion of services	$470,000	$-	$-	$470,000
Change in value of equities	$288,473	$-	$-	$288,473
Balance at March 31, 2019	$1,373,133	$-	$1,159,112	$2,532,245
Sale of equities	$(132,924)	$-	$-	$(132,924)
Change in value of equities	$(360,077)	$-	$-	$(360,077)
Balance at June 30, 2019	$880,132	$-	$1,159,112	$2,039,244

NOTE 4 – INVENTORY

Inventory at June 30, 2019 and September 30, 2018 consists of the following:

	June 30,	September 30,
	2019	2018
Finished goods	$1,665,037	$18,531
Inventory components	1,451,420	104,692
Inventory prepaid	643,649	-
Total	$3,760,107	$123,223

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

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2019 and September 30, 2018 consist of the following:

	June 30,	September 30,
	2019	2018
Computers, furniture and equipment	$39,927	$59,770
Show booth and equipment	-	49,123
Manufacturing equipment	822,691	-
Leasehold improvements	269,591	-
Automobiles	24,892	-
Manufactures’ molds and plates	-	34,200
	1,157,101	143,093
Less accumulated depreciation	(140,344)	(89,613)
Net property and equipment	$1,016,757	$53,480

Depreciation expense related to property and equipment was $57,874 and $8,443 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense related to property and equipment was $119,566 and $30,757 for the nine months ended June 30, 2019 and 2018, respectively.

NOTE 6 – INTANGIBLE ASSETS

With the Mergers of Cure Based Development, the Company has made a strategic shift toward the CBD business and all entities and their associated intangibles were being assessed during the three months ended June 30, 2019 with that focus and their ability to support that business line.

On April 13, 2015, BPU acquired from BPUNY certain assets, including the trademark "Beauty & Pin Ups" and its variants and certain other intellectual property and assumed $277,500 of BPUNY's accounts payable to its product vendor, which was paid off in April 2016. At June 30, 2019, the Company recorded an impairment charge for the full carrying value of $234,422 (see below).

On January 6, 2017, the Company acquired 51% ownership in I’M1 from I’M1 Holdings. I’M1’s assets include the trademark "I’M1” and its variants and certain other intellectual property. Specifically, a licensing agreement with kathy ireland® Worldwide and an advisory agreement for services with kathy ireland® Worldwide. The licensing agreement provides the rights to use of the tradename for business and licensing purposes, this is the baseline of the business and will be required as long as the business is operating. The rights associated with this licensing agreement have been identified as indefinite-lived intangible assets. At June 30, 2019, the Company recorded an impairment charge for the full carrying value of $971,667 (see below).

On January 6, 2017, the Company acquired 51% ownership in EE1 from EE1 Holdings. EE1’s assets include the trademark "EE1” and its variants and certain other intellectual property. Specifically, a production deal agreement with BMG Rights Management US and an advisory agreement for services with kathy ireland® Worldwide. The rights associated with these agreements have been identified as indefinite-lived intangible assets. At June 30, 2019, the Company recorded an impairment charge for the full carrying value of $471,667 (see below).

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725. In addition, the Company agreed to pay $65,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Chef Andre," "Andre Carthen," ACafe" or "Fit Chef" and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. In December 2018, the parties amended the agreement to remove the annual minimum guarantee in return for a one time payment of $70,000. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $0 and $11,073 for the three months ended June 30, 2019 and 2018, respectively, and have amortized $26,205 and $33,219 for the nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company recorded an impairment charge for the full carrying value of $296,460 (see below).

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750. In addition, the Company agreed to pay $40,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Jardin," "Nicholas Walker," "Nicholas Walker Jardin," "Nicholas Walker Garden Party," "Cultivated by Nicholas Walker," and "Jardin Du Jour," and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. In December 2018, the parties amended the agreement to remove the annual minimum guarantee in return for a one time payment of $10,000. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement and have amortized $0 and $6,237 for the three months ended June 30, 2019 and 2018, respectively, and have amortized $13,055 and $18,712 for the nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company recorded an impairment charge for the full carrying value of $140,118 (see below).

In September 2017, the Company entered into an exclusive seven year license agreement with kathy ireland® Worldwide for the right to license the mark, intellectual property and other marks in connection with kathy ireland® Health & Wellness™. The agreement is for seven years for a license fee of $840,000. The Company has an option to extend for another three years for an additional price of $360,000. Per the agreement, $480,000 was paid prior to January 1, 2018. The remaining amount of $360,000 was due in equal installments on January 1 of subsequent years until the license fee is paid. Under this license agreement with kathy ireland® Worldwide we were granted an exclusive, royalty free right to license, assign and use the kathy ireland® Health & Wellness™ trademark, and all trade names, trademarks and service marks related to the intellectual property including any derivatives or modifications, goodwill associated with this intellectual property when used in conjunction with health and wellness as well as Ms. Ireland's likeness, videos, photographs and other visual representations connected with kathy ireland® Health & Wellness™. In January 2018, the Company amended its wholesale license agreement with kathy Ireland® Worldwide. The amendment accounted for the Company exercising its option on a three year extension and amending the payment terms related to this extension as follows: royalty payments to kathy ireland® Worldwide for the three year extension would be set at 35% of net proceeds, to pay $400,000 within 5 days of executing the amendment (which was paid on January 31, 2018), and to pay the final amounts due under the Agreement, $320,000, on the latter of January 1, 2019 or 30 days after the receipt by the Company of $5,000,000 in net proceeds from sublicense agreements signed under the health and wellness trademarks. On December 20, 2018, both parties agreed to reduce the final amount owed to $300,000 if paid within 5 days, which was paid immediately. We are amortizing the asset over the ten year term of the agreement and have amortized $29,032 and $27,097 for the three months ended June 30, 2019 and 2018, respectively, and have amortized $87,096 and $57,096 for the nine months ended June 30, 2019 and 2018, respectively.

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

Intangible assets as of June 30, 2019 and September 30, 2018 consisted of the following:

	June 30,	September 30,
	2019	2018
Trademark and other intellectual property related to I’M1	$-	$971,667
Trademark and other intellectual property related to EE1	-	471,667
Trademark and other intellectual property related to cbdMD	21,585,000	-
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness™, net	987,097	1,074,194
Wholesale license agreement with Chef Andre Carthen, net	-	262,077
Wholesale license agreement with Nicholas Walker, net	-	147,620
Trademark and other intellectual property related to BPU	-	246,760
Total	$22,572,097	$3,173,985

The Company has one definite lived intangible asset, which has a ten year life.

Future amortization schedule:

Intangible	Total unamortized cost	2019	2020	2021	2022	2023	thereafter
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness™	$987,097	$29,033	$116,129	$116,129	$116,129	$116,129	$493,548

The Company performs an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the guidance in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred and the Company evaluates the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed a qualitative analysis during the three months ended June 30, 2019. As the business focus of the Company has shifted to the CBD business, all other subsidiaries were being assessed to determine how they can support the CBD business. Therefore, the brand management and men’s lifestyle businesses will not continue to function as they have historically and the intangible assets (trademarks, logos, etc.) will not be used to promote and build the business as they have in the past, thus we have determined that a full impairment was required. As a result, the Company recorded an impairment charge during the three months ended June 30, 2019 for the indefinite-lived intangible assets of $471,667 under EE1 and an impairment charge of $971,667 under I’M1, respectively.

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

As previously indicated, the Company has made a strategic shift toward the CBD business and all entities were being assessed during the three months ended June 30, 2019 with that focus and their ability to support that business line. As such the definite lived intangible assets for BPU as well as the two wholesale license agreements with Nicolas Walker and Andre Carthen do not fit into the strategic direction and the value associated with future cash flows as it relates to these assets may not be positive. As a result, the Company recorded an impairment charge during the three months ended June 30, 2019 for the definite lived intangible assets of $234,422 for the BPU trademark/logo, and $296,460 and $140,118 for the two wholesale license agreements.

In order to calculate the impairment loss, the fair value of the asset must be determined. Fair value referenced here is determined using the guidance in FASB ASC Topic 820. .

NOTE 7 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro-forma data summarizes the results of operations for the three and nine months ended June 30, 2019 and 2018, as if the Mergers with Cure Based Development had been completed on October 1, 2017. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mergers had taken place on October 1, 2017.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Net sales	$N/A*	$4,817,417
Operating income (loss)	$N/A*	$1,011,470
Net income (loss)	$N/A*	$949,470
Net income per share – average weighted shares	$N/A*	$0.04
Net income per share – fully diluted	$N/A*	$0.04

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018

Net sales	$18,050,145	$9,167,212
Operating income (loss)	$(12,614,392)	$1,172,901
Net income (loss)	$(64,501,470)	$1,166,901
Net income (loss) per share – average weighted shares	$(2.78)	$0.05
Net income per share – fully diluted		$$0.05

* All entities were consolidated effective December 21, 2018 therefore, the results of operations are included in these condensed financial statements.

For the per share calculation prior to April 2019, it is being assumed that the shares to be issued contractually under the Merger Agreement, upon shareholder approval, were issued at the beginning of each period. This would account for an additional 6,500,000 shares issued directly to the members of Cure Based Development and another 8,750,000 shares issued which would have a voting proxy and leak out on voting rights over a 5 year period.

NOTE 8 – CONTINGENT LIABILITY

As consideration for the Mergers, described in Note 2, the Company has a contractual obligation to issue 15,250,000 shares of our common stock, after approval by our shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 and 8,750,000, both of which are subject to leak out provisions, and the 8,750,000 tranche of shares will also vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date (“earn out”).

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

Aggregate Net Revenues	Shares Issued / Each $ of Aggregate Net Revenue Ratio

$1 - $20,000,000	.190625
$20,000,001 - $60,000,000	.0953125
$60,000,001 - $140,000,000	.04765625
$140,000,001 - $300,000,000	.023828125

For clarification purposes, the Aggregate Net Revenues during a Marking Period shall be multiplied by the applicable Shares Issued/Each $ of Aggregate Net Revenue Ratio, minus, the number of shares issued as a result of Aggregate Net Revenues during the prior Marking Periods.

The initial 15,250,000 shares and Earnout Shares were approved by our shareholders and the initial shares were issued on April 19, 2019.

The 15,250,000 Earnout Shares which would be issued in the future, upon the satisfaction of net revenue criteria have been valued using a Monte Carlo Simulation. Inputs used included: stock price, volatility, interest rates, revenue projections, and likelihood of obtaining revenue projections, amongst others.

The value of the contingent liability was $102,267,557 at March 31, 2019 and was comprised of $50,842,557 for the initial 15,250,000 shares and $51,425,000 for the Earnout Shares. The initial shares were issued upon shareholder approval on April 19, 2019 and, therefore, that component of the contingent liability was revalued as of that date. The value of the initial shares as of April 19, 2019 was $53,215,163 and the increase of $2,372,606 is recorded in the Statement of Operations for the three months ended June 30, 2019. Additionally, as the 15,250,000 initial shares were issued on April 19, 2019, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the balance sheet. The Earnout Shares were valued at $70,600,000 on June 30, 2019 as compared to $51,425,000 at March 31, 2019. The increase of $19,175,000 is recorded in the Statement of Operations for the three months ended June 30, 2019. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the increase in the value of the Earnout Shares within the contingent liability was the increase of the Company’s stock price, which was $5.90 at June 30, 2019 as compared to $4.42 on March 31, 2019.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we recognized the following related party transactions which happened prior to the Mergers:

Cure Based Development has received $90,000 from Verdure Holdings LLC for future orders of the Company’s products. Verdure Holdings LLC is an affiliate of the CEO of Cure Based Development. This amount is recorded as customer deposits - related party on the accompanying balance sheet.

Cure Based Development entered a lease for office space, which also provides administrative and IT services, from an affiliate of the CEO of Cure Based Development. The lease is a month to month lease for $9,166 per month.

Cure Based Development leases its manufacturing facility from an entity partially owned by an individual who now has a contractual right to receive shares of the Company as part of the Mergers. The current lease was entered into on December 15, 2018 and is for three years at an annual base rent rate of $151,200 allowing for a 3% annual increase. In addition, common area maintenance rent is set at $25,200 annually.

As we engage in providing services to customers, at times we will utilize related parties, typically as a part of our agreement with kathy ireland® Worldwide, to assist in delivery of the services. For the three months ended June 30, 2019 and 2018 we incurred related party cost of sales of approximately $0 and $745,000, respectively. For the nine months ended June 30, 2019, and 2018 we incurred related party cost of sales of approximately $161,500 and $1,228,000, respectively

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. Our preferred stock does not have any preference, liquidation, or dividend provisions. No shares of preferred stock have been issued.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 27,720,356 and 8,123,928 shares of common stock issued and outstanding at June 30, 2019 and September 30, 2018, respectively.

Common stock transactions:

In the three and nine months ended June 30, 2019:

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

In April 2019, we issued 15,250,000 shares or our common stock as consideration for the Mergers with Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement.

In May 2019, the Company completed a secondary public offering of 2,300,000 shares of its common stock for aggregate gross proceeds of $13.8 million. The Company received approximately $12.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The Company also issued to the selling agent warrants to purchase in aggregate 60,000 shares of common stock with an exercise price of $7.50. The warrants were valued at $223,500 and expire on May 15, 2024.

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

Stock option transactions:

In the three and nine months ended June 30, 2019:

In May 2019 we granted per the annual board compensation plan, an aggregate of 120,000 common stock options to six independent directors. The options vest immediately, have an exercise price of $5.41 per share and a term of ten years. We have recorded an expense for the options of $562,440 for the three and nine months ending June 30, 2019.

In May 2019 we granted an aggregate of 610,000 common stock options to twelve employees. The options vary in amounts issued and vesting tiers, which include no vesting with an exercise price of $6.40, vesting at May 15, 2020 with an exercise price of $7.00, vesting at May 15, 2021 with an exercise price of $7.50, and vesting at May 15, 2022 with an exercise price of $7.50. The options have a term of ten years. We have recorded an expense for the options of $1,290,732 for the three and nine months ended June 30, 2019.

In the three and nine months ended June 30, 2018:

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the nine months ended June 30, 2019 and 2018:

	2019	2018
Exercise price	$5.41 – $7.50	$4.78 - $5.27
Risk free interest rate	2.41% - 2.47%	2.77% - 2.96%
Volatility	89.60% - 90.68%	57.76% - 64.74%
Expected term	10 years	7 - 10 years
Dividend yield	None	None

Warrant transactions:

In the three and nine months ended June 30, 2019:

On October 2, 2018 in relation to the secondary offering, we issued to the selling agent warrants to purchase in aggregate 51,429 shares of common stock with an exercise price of $4.375. The warrants expire on September 28, 2023.

In May 2019 in relation to the secondary offering, we issued to the selling agent warrants to purchase in aggregate 60,000 shares of common stock with an exercise price of $7.50. The warrants expire on May 15, 2024.

In the three and nine months ended June 30, 2018:

On November 17, 2017 in relation to the IPO, we issued to the selling agent warrants to purchase in aggregate 100,000 shares of common stock with an exercise price of $7.50. The warrants expire on October 27, 2022.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the nine months ended June 30, 2019 and 2018:

	2019	2018
Exercise price	$4.375 - $7.50	$7.50
Risk free interest rate	2.15% - 2.90%	2.06%
Volatility	70.61% - 75.03%	43.12%
Expected term	5 years	5 years
Dividend yield	None	None

NOTE 11 – STOCK-BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Board of Directors of the Company approved the 2015 Equity Compensation Plan (“Plan”). The Plan made 1,175,000 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day our fiscal year during the term of the Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in September of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 100,000 shares of common stock. On April 19, 2019, shareholders approved an amendment to the Plan and increased the amount of shares available for issuance under the Plan to 2,000,000 and retained the annual evergreen increase provision of the plan.

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

The following table summarizes stock option activity under the Plan:

	Number of shares	Weighted-average exercise price	Weighted-averager emaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2018	469,650	5.13
Granted	730,000	6.69
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2019	1,199,650	$6.08	8.46	$—

Exercisable at June 30, 2019	789,650	$5.50	7.71	$—

As of June 30, 2019, there was approximately $1,908,258 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.8 years.

Restricted Stock Award transactions:

In May 2019 the Company issued 57,500 restricted stock awards in aggregate to eleven employees. The restricted stock awards vest January 1, 2020. The stock awards are valued at fair market upon issuance at $368,000 and amortized over the vesting period. We recognized $92,000 of stock based compensation expense for the three and nine months ended June 30, 2019.

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2018	312,176	$6.84	-	-
Issued	111,429	6.06
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2019	423,605	$6.64	3.28	$—

Exercisable at June 30, 2019	423,605	$6.64	3.28	$—

The following table summarizes outstanding common stock purchase warrants as of June 30, 2019:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
Exercisable at $7.50 per share	60,000	$7.50	May 2024
	423,605	6.64

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

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, provide production days for advertising creation and attend meet and greets. The potential payments, if all services are provided, in aggregate is $4,9 million and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000.

 NOTE 14 – SEGMENT INFORMATION

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

The products division operated for the full year in fiscal 2018 and 2017. The licensing and entertainment divisions were both acquired in January 2017. The Company’s results for the product division in the first two quarters of fiscal 2019 include CBDI from the Closing Date of the Mergers with Cure Based Development, on December 20, 2018.

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

Condensed summary segment information follows for the three and nine months ended June 30, 2019 and 2018.

Three months ended June 30, 2019:

Three months ended June 30, 2019:
	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$8,020,870	$3,353	$20,113	$8,044,336
Net Sales related party	$-	$-	$-	$-
Total Net Sales	$8,020,870	$3,353	$20,113	$8,044,336
Income (loss) from Operations before Overhead	$(3,295,322)	$(1,492,865)	$(542,341)	$(5,330,528)
Allocated Corporate Overhead (a)	(23,802,791)	(9,950)	(59,687)	(23,872,428)
Net Income (Loss)	$(27,098,113)	$(1,502,815)	$(602,028)	$(29,202,956)

Three months ended June 30, 2018:

	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$27,205	$1,629,835	$191,390	$1,848,430
Net Sales related party	$-	$-	$1,350,000	$1,350,000
Total Net Sales	$27,205	$1,629,835	$1,541,390	$3,198,430
Income (loss) from Operations before Overhead	$(123,394)	$1,001,079	$346,540	$1,224,225
Allocated Corporate Overhead (a)	5,605	335,795	317,572	658,972
Net Income (Loss)	$(128,999)	$665,284	$28,968	$565,253

Nine months ended June 30, 2019:

	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$14,143,490	$537,096	$286,131	$14,966,717
Net Sales related party	$-	$-	$-	$-
Total Net Sales	$14,143,490	$533,743	$266,018	$14,966,717
Income (loss) from Operations before Overhead	$(4,141,628)	$(2,337,990)	$(771,392)	$(7,251,010)
Allocated Corporate Overhead (a)	(52,911,357)	(2,009,298)	(1,070,428)	(55,991,083)
Net Income (Loss)	$(57,052,985)	$(4,347,288)	$(1,841,820)	$(63,242,093)

Assets	$89,871,337	$7,032,178	$4,005,113	$100,908,628

Nine months ended June 30, 2018:

	Products Division	Licensing Division	Entertainment Division	Total
Net Sales	$85,945	$4,248,711	$1,082,439	$5,417,095
Net Sales related party	$-	$200,000	$1,350,000	$1,550,000
Total Net Sales	$85,945	$4,448,711	$2,432,439	$6,967,095
Income (loss) from Operations before Overhead	$(751,293)	$2,866,972	$380,143	$2,495,822
Allocated Corporate Overhead (a)	19,151	991,277	542,004	1,552,432
Net Income (Loss)	$(770,444)	$1,875,695	$(161,861)	$943,390

Assets	$3,669,414	$7,737,134	$5,063,736	$16,470,284

(a)
The Company began allocating corporate overhead to the business segments in April 2017. We have allocated overhead on a proforma basis for the three and nine months ended June 30, 2019 and 2018, respectively, above for comparison purposes.

NOTE 15 – INCOME TAXES

On November 17, 2017, the Company completed an IPO. The Company conducted a Section 382 analysis and determined an ownership change occurred upon the IPO. Management has determined that the Company's federal and state NOL carryovers established up through the date of the ownership change may be subject to an annual limitation; however, this limitation is not material to these condensed consolidated financial statements.

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

Management evaluates its net deferred tax asset / liability each reporting period. As a result of this evaluation, management establishes a valuation allowance for any deferred tax assets for which we believe it is more likely than not that they will not be realized. As a result of this evaluation, the net deferred tax liability was adjusted by approximately $1,088,000 and $2,296,000 for the three and nine months ended June 30, 2019, respectively.

NOTE 16 – SUBSEQUENT EVENTS

In July 2019, the Company signed a lease for a new corporate office consisting of approximately 50,000 square feet. The lease is from August 1, 2019 thru December 31, 2026. The monthly base rent for the first year is $76,041 and will increase annually by approximately 3%. The rent includes a fully furnished facility which at the end of the lease will become the property of the Company, as long as no default occurred.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the third quarters of fiscal 2019 and fiscal 2018 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2018 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2019, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

Business

The Company operates through its five subsidiaries in three business segments: the products, licensing, and entertainment divisions. The products division encompasses CBDI and Beauty & Pin-Ups, the licensing division encompasses kathy ireland ® Health & Wellness and IM1, and the Entertainment division is comprised of EE1:

Our newest business unit, CBDI, was established in December 2018 as part of the Mergers with Cure Based Development LLC. In connection with the Mergers, we acquired the cbdMD brand. CBDI produces and distributes various high-grade, premium CBD products under the cbdMD brand including: tinctures, capsules, gummies, bath bombs, vape oils, topical creams and animal treats and oils.

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

Beauty & Pin-Ups, our first business unit is a hair care line with a social conscience and launched its products in 2015. We offered quality hair care products, including shampoos, conditioners, styling aides and a patented styling tool, through retailers and online outlets and expanded into licensing opportunities.

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

Growth Strategies and Outlook

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
o
Extend distribution in the retail space. We have secured placement in stores carrying our brand from approximately 600 to 3,000 doors since January 2019 and see more opportunity as the big box players evaluate carrying CBD products.

With our current strategy being executed we have had significant revenue growth period over period. With continued acceleration in the sector and the potential changes with retailers, our goals include:
o
Surpass $5 million in monthly net sales by March 31, 2020
o
Surpass $10 million in monthly net sales by December 31, 2020
o
Operational positive cash flow in 2nd quarter of fiscal 2021

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	change	2019	2018	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Net sales	$8,044,336	$1,848,430	335.2%	$14,966,717	$5,417,095	176.3%
Net sales related party	-	1,350,000	(100.0)%	-	1,550,000	(100.0)%
Total net sales	$8,044,336	$3,198,430	151.5%	$14,966,717	$6,967,095	114.8%
Cost of sales	2,959,198	1,106,706	167.4%	5,584,868	1,858,651	200.4%
Gross profit as a percentage of net sales	63.2%	65.4%	(2.2)%	62.7%	73.3%	(10.6)%
Operating expenses	13,345,248	1,464,239	811.4%	20,795,190	4,089,006	408.5%
(Increase) decrease of contingent liability	(21,547,606)	-	(100.0)%	(52,461,680)	-	(100)%
Net income (loss) before taxes	(30,290,956)	627,253	(4929.1)%	(65,538,093)	943,390	(7047.0)%
Net income (loss) attributable to cbdMD, Inc. common shareholders	$(27,699,249)	$206,074	(13541.4)%	$(61,600,702)	$477,542	12999%

Sales

The following table provides information on the contribution of net sales by segment to our total net sales.

	Three Months Ended June 30, 2019	% of total	Three Months Ended June 30, 2018	% of total

Licensing division	$3,353	0.05%	$1,629,835	50.9%
Entertainment division	$20,113	0.25%	$1,541,390	48.2%
Products division	$8,020,870	99.7%	$27,205	0.9%
Total net sales	$8,044,336		$3,198,430

	Nine Months Ended June 30, 2019	% of total	Nine Months Ended June 30, 2018	% of total

Licensing division	$537,096	3.6%	$4,448,711	63.9%
Entertainment division	$286,131	1..9%	$2,432,439	34.9%
Products division	$14,143,490	94.5%	$85,945	1.2%
Total net sales	$14,966,717		$6,967,095

The increase in net sales attributable to our products division in the three and nine months ended June 30, 2019 is due to the acquisition of the cbdMD brand on December 20, 2018 and the continuing growth of this emerging business.

The decrease in net sales attributable to our entertainment and licensing divisions in the three and nine months ended June 30, 2019 is primarily associated with a change in business focus as the Company integrates the new emerging business sector associated with our brand cbdMD and assesses overall strategy for integration of all business units.

As described elsewhere in this report, from time to time we accept equity positions as compensation for our services. The following table provides information for the three and nine months ended June 30, 2019 and 2018 regarding the amount of our total net sales in each of those periods for which we received an equity position in lieu of cash.

Three Months Ended June 30,
2019		2018
Amount	% total net sales	Amount	% total net sales

$0	0%	$1,150,000	35.9%

Nine Months Ended June 30,
2019		2018
Amount	% total net sales	Amount	% total net sales

$470,000	3.1%	$4,154,500	59.6%

With the business focus shifting with our cbdMD brand, accepting of equity positions as compensation should be rare. This practice has had an adverse impact on our cash flow from operations and holding these securities could subject our Company to additional valuation impacts in future periods as a result of the need to value these holdings on a quarterly basis.

Cost of sales

Our cost of sales includes labor, third party service providers and amortization for IP for our licensing and entertainment divisions and costs associated with distribution, manufacturing, third party fill and labor expense, components, and freight for our products divisions. The following table provides information on the percentage of our cost of sales to our net sales for each segment for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Licensing division	865.9%	11.0%	39.1%	9.9%
Entertainment division	68.9%	58.9%	91.8%	51.7%
Products division	36.4%	70.2%	36.1%	185.0%

The increase in cost of sales as a percentage of sales for our licensing division in the three and nine months ended June 30, 2019 is attributable to the loss of one major contract and its associated revenue and transition costs during that process. The percentage is not reflective of the financial impact as the cost of sales for the three months ended June 30, 2019 totaled approximately $29,000 against sales of approximately $3,000. Currently we are assessing the integration strategy and viability of how this division can provide internal support for our cbdMD brand within our products division.

For the three and nine months ended June 30, 2019, the entertainment division provided television production services, which involve a higher cost of sales and finalized services related to the recording production, which will not generate sales until future distribution processes begin. Overall, the cost of sales as a percentage of sales for our entertainment division will vary based upon the type of projects in which it is involved. Currently we are assessing the integration strategy and viability of how this division can provide internal support for our cbdMD brand within our products division.

In our products division, the significant decrease in the cost of sales as a percentage of sales in the three and nine months ended June 30, 2019 is related to the acquisition of the cbdMD brand on December 20, 2018, and the overall impact of its growing revenues in this division as well as the low cost of sales of this business. We expect this division to maintain cost of sales as a percentage of net sales, between 25% and 40%, as we manage our overall cost for manufacturing and production. The significant cost of sales in the fiscal 2018 periods on a percentage basis is primarily related to inventory impairments, as a result of net realizable value and excess inventory calculations all related to the hair care products business.

Operating expenses

Our principal operating expenses include wages, advertising, travel, rent, professional service fees, and expenses related to industry distribution and trade shows. Our operating expenses on a consolidated basis increased approximately 803.8% and 397.1% in the three and nine months ended June 30, 2019 from the same periods in 2018, respectively. The significant increase is attributable to the merger of the cbdMD brand as well as the ramp up of this business as reflected in the tables below. This included increases in: (i) staff related expenses; (ii) accounting and legal expenses; (iii) travel and entertainment expenses, (iv) expenses related to social media, public relations, advertising and marketing process, tradeshows and promotions; (v) affiliate and influencer commissions; (vi) outside services related to investor relations, transfer agent, other public company support costs; (vii) rent expense; (viii) insurance expense; and (ix) non-cash stock compensation expense, offset by a decrease in the allocation of corporate management fees which are described in greater detail later in this report. In addition, we had a non-cash one time impairment charge related to the non CBD business segments, which was approximately $2,114,000.

The following table provides information on our approximate operating expenses for each segment for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	change

Licensing division	$991,896	$450,000	$541,896
Entertainment division	$548,594	$287,000	$261,594
Products division	$8,387,406	$126,000	$8,261,406

	Nine Months Ended June 30,
	2019	2018	change

Licensing division	$1,101,346	$1,145,000	$(43,654)
Entertainment division	$761,502	$795,000	$(33,498)
Products division	$13,120,786	$583,000	$12,537,786

Operating expenses attributable to our licensing and entertainment divisions for the three and nine months ended June 30, 2019 and 2018, included: (i) accounting and legal expenses; (ii) expenses related to social media, public relations, advertising, marketing, promotions and tradeshows; and (iii) professional outside services. In addition, during the three and nine months ended June 30, 2019, we recorded a one time impairment on intangible assets of $971,667 for the licensing division and $461,667 for the entertainment division. The overall decrease in operating expenses is related to a shift in business focus of the Company and an ongoing assessment of an integration strategy and viability of how these divisions can provide internal support for our cbdMD brand within our products division.

Operating expenses attributable to our products division for the three and nine months ended June 30, 2019 and 2018, included: (i) staff related expenses; (ii) accounting and legal expenses; (iii) travel and entertainment expenses, (iv) expenses related to social media, public relations, advertising and marketing process, tradeshows and promotions; (v) affiliate and influencer commissions; (vi) outside services related to investor relations, transfer agent, other public company support costs; (vii) rent expense; and (viii) insurance expense.

The significant increase in operating expenses for the Products division, is related to the Mergers of Cure Based Development and CBDI’s operations as well as the ramping up of the overall business, which included increased staff hiring, a full blown sales, advertising and marketing process and expenses related to infrastructure expansion.

Corporate overhead and allocation of management fees to our segments

Included in our consolidated operating expenses are expenses associated with our corporate overhead which are not allocated to a specific segment of our operations, including (i) staff related expenses; (ii) accounting and legal expenses; (iii) expenses related to social media, public relations, advertising, marketing, promotions and tradeshows; (iv) travel and entertainment expenses; (v) professional outside services; (vi) rent; (vii) non-cash stock compensation expense; (viii) business insurance expense; and (ix) interest expense. The non-cash stock compensation expenses for the three months ended June 30, 2019 and 2018 were approximately $1,951,664 and $356,000, respectively and for the nine months ended June 30, 2019 and 2018 were approximately $2,114,811 and $426,000, respectively.

The following table provides information on our approximate corporate overhead for the three and nine months ended June 30, 2019 and 2018:

Three Months Ended June 30,
2019	2018	change
$2,980,000	$1,080,000	$1,900,000

Nine Months Ended June 30,
2019	2018	change
$5,468,000	$2,556,000	$2,912,000

The overall increase in corporate operating expenses is related to the maturation of the entire organization and structuring related to its day to day operation including special events (merger and secondary offering activity) and ongoing public company related expenses.

Historically, we have allocated a portion of our corporate overhead to our segments in the form of a management fee. These allocations are included in the operating expenses by segment in the earlier table. As set forth above, these internal corporate charges eliminate upon consolidation of our financial statements. The following table provides information on the allocation of management fees to our segments for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	change

Licensing division	$0	$290,000	$(290,000)
Entertainment division	$0	$145,000	$(145,000)
Products division	$0	$48,000	$(48,000)

	Nine Months Ended June 30,
	2019	2018	change

Licensing division	$25,000	$574,000	$(549,000)
Entertainment division	$25,000	$312,000	$(287,000)
Products division	$25,000	$128,000	$(103,000)

We are currently assessing our overall integration strategy and approach and have not created allocations for the three months ended June 30, 2019.

Other income and other non-operating expenses

Interest income (expense)

Our interest income (expense) was $14,211 and $(232) for the three months ended June 30, 2019 and 2018, respectively. For the nine months ended June 30, 2019 and 2018, our interest income (expense) was $76,330 and $(737), respectively.

Contingent liability

As consideration for the Mergers, the Company had a contractual obligation to issue 15,250,000 shares of our common stock, after approval by our shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 and 8,750,000, both of which are subject to leak out provisions, and the 8,750,000 tranche of shares will also vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date (“earn out”). The initial 15,250,000 shares and Earnout Shares were approved by our shareholders and the initial shares were issued on April 19, 2019.

The initial shares value at April 19, 2019 was $53,215,163, this represented a $2,372,606 increase in value from March 31, 2019, of which this increase was recorded as an expense in the Statement of Operations. With the issuance of the initial shares, the contingent liability related to the initial shares was reclassified to shareholders’ equity by $53,215,163.

The earn out provision is accounted for and recorded as a contingent liability with increases in the liability recorded as a non cash other expense and decreases in the liability recorded as a non cash other income. The value of the contingent liability is $70,600,000 at June 30, 2019, as compared to $51,425,000 at March 31, 2019. The increase of $19,175,000 is recorded as an expense in the Statement of Operations. The Company utilizes both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the increase in the value of the contingent liability was the increase of the Company’s stock price, which was $5.90 at June 30, 2019 as compared to $4.42 on March 31, 2019.

Realized gain (loss) on marketable securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized gain (loss) on marketable securities. For the three and nine months ended June 30, 2019, we recorded a loss of $38,592 and $250,099 for the sale of securities we held (see Note 3 Marketable Securities and Other Investment Securities). We did not have any sale of securities in the three and nine months ended June 30, 2018.

Unrealized gain (loss) on marketable securities

On October 1, 2018, as a result of the adoption of ASU 2016-01 – Financial Instruments, the Company now records changes in fair value of equities held as unrealized gains (losses) on marketable securities in the statement of operations.

We value investments in marketable securities at fair value and record an unrealized gain or loss within the statements of operations, a non-cash entry, at each period beginning October 1, 2018 and prior to that recorded unrealized gain or loss in other comprehensive income (loss). For the three and nine months ended June 30, 2019, we recorded an unrealized gain (loss) net of taxes, of $(454,409) and $(1,450,519), respectively. For the three and nine months ended June 30, 2018, we recorded $(1,326,727) and $(1,923,304) of other comprehensive income (loss), net of taxes, respectively.

Net income (loss) and net income (loss) attributable to our common shareholders

Our net loss for the three and nine months ending June 30, 2019 increased 5,265.3% to $29,202,956 and 6,802.9% to $63,242,093, respectively, as compared to net income of $565,253 and $943,390 in the three and nine months ended June 30, 2018, respectively. At June 30, 2019 and 2018, we owned 100% of the membership interests of Beauty & Pin-Ups and 100% of the membership interest in Level H&W. At June 30, 2019 we owned 100% of the membership interest of CBDI. At June 30, 2019 and 2018 we owned 100% of the voting interests in each of I'M1 and EE1 and 51% membership interest in each of I’M1 and EE1. As such we account for the noncontrolling interest in each of I’M1 and EE1 based on their gains or losses. Based on the noncontrolling interest for these entities, this can have a negative impact on the gains or losses to our shareholders. After allocating a portion of the net gain to the noncontrolling interests in accordance with generally accepted accounting principles, our net loss increased 13,534.2% and 12,996.5% for the three and nine months ended June 30, 2019 from the same periods in fiscal 2018.

Liquidity and Capital Resources

 We had cash and cash equivalents on hand of $11,633,213 and working capital of $19,856,171 at June 30, 2019 as compared to cash on hand of $4,282,553 and working capital of $10,820,192 at September 30, 2018. Our current assets increased approximately 88.2% at June 30, 2019 from September 30, 2018, and is primarily attributable to an increase of cash, prepaid expenses, inventory, and prepaid inventory, offset by a decrease in accounts receivable, accounts receivable other, marketable securities, notes receivable, and deferred issuance costs. Our current liabilities increased approximately 140.2% at June 30, 2019 from September 30, 2018. This increase is primarily attributable to increases in accounts payable, customer deposits, and accrued expenses, offset by decreases in notes payable and deferred revenue. Both the changes in our current assets and current liabilities are also reflective of the further development of our business during fiscal 2019 as well as the Mergers of Cure Based Development. In July 2017 we sold, to a related party, an equity position in a customer that we had received as compensation for services and we received a portion in cash and the balance as a short term note receivable for $275,000. As of September 30, 2018, the note balance was $156,147, the note was paid in full in November 2018.

During the three and nine months ended June 30, 2019 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have sufficient working capital to fund our operations and to fund our expected growth.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have generated the income to meet this goal, however as we have accepted equity as compensation in many of our engagements, we have not met this goal as cash flow from operations has been a net use of $9,819,608 and $4,840,368 for the nine months ended June 30, 2019 and 2018, respectively.

On November 16, 2017 we closed an IPO and raised net proceeds of $10,932,535. On October 2, 2018 we closed a follow-on firm underwritten public offering of shares of our common stock resulting in total net proceeds to us of $6,356,998. On May 15, 2019 we closed a follow-on firm underwritten public offering of shares of our common stock resulting in total net proceeds to us of $12,650,600. We are using the net proceeds from the offering for brand development and expansion, advertising, marketing, acquisitions and general working capital.

Related Parties

As described in Note 9 to our consolidated financial statements appearing elsewhere in this report, we have engaged in significant number of related party transactions. As indicated previously, we are a party to multiple agreements with kathy ireland® Worldwide, its principals and its affiliates, therefore as the companies work together on various opportunities, we at times have leveraged the kathy ireland® Worldwide enterprise to assist with delivery and in some cases to engage through them with customers. Due to the significance of these transactions we have reported transactions with related parties within the consolidated financial statements as well as within the notes to the consolidated financial statements. Applicable transactions also are reported as sales with related parties (see Note 9 Related Party Transactions in the consolidated financial statements for more information).

Critical accounting policies

The preparation of financial statements and related disclosures in conformity with US GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to our consolidated financial statements appearing elsewhere in this report describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our co-Chief Executive Officers and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. In the quarter ending June 30, 2019, the Company implemented an automated perpetual inventory system and is continuing to review all processes to ensure proper support of our internal control over financial reporting. Other than implementation of this system, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None. except as previously reported.

ITEM 1A.    RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2018 Form 10-K and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the period ended March 31, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None. except as previously reported.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5.    OTHER INFORMATION.

In June 2018, EE1, a subsidiary of the Company, entered into agreements with an affiliate of Mr. Erik Sterling, a former board of director of the Company and the CFO of kathy ireland® Worldwide.  The agreements were for services to be provided at an aggregate price of $1,200,000, all to be paid by December 2018.  All services were completed, delivered and accepted and an initial payment of $200,000 was made in December 2018, and an agreement specifying the final payment of $1,000,000 was to be paid to the Company by May 1, 2019. After failing to make the May 1, 2019 payment, a new payment plan which included obligations to make payments on each of June 30, 2019 and August 15, 2019.  Subsequent, the June 30, 2019 payment has not been made.  The Company is pursuing payment of this amount and has engaged counsel to assist it in collection of this obligation.

On August 7, 2019 the Company's board of directors approved an amendment to the Company's 2015 Equity Compensation Plan (the "Plan") pursuant to the provisions thereof (i) changing the name of the Plan to cbdMD, Inc. 2015 Equity Compensation Plan to reflect the current corporate name of the Company, and (ii) changing the date the automatic evergreen increase is determined to the first trading day of October each calendar year during the term of the Plan, beginning in 2019, to coincide with the Company's fiscal year.

ITEM 6.    EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/2018	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.5
3.1	Certificate of Incorporation	1-A	9/18/17	2.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3
3.1(c)	Certificate of Amendment to the Certificate of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4
3.1(d)	Certificate of Amendment to the Certificate of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5
3.2	Amended and Restated Bylaws	1-A	9/18/17	2.6
10.1	Office Lease, dated July 11, 2019				Filed
31.1	Certification of co-Principal Executive Officer (Section 302)				Filed
31.2	Certification of co-Principal Executive Officer (Section 302)				Filed
31.3	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

August 14, 2019	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Co-Chief Executive Officer, principal executive officer

August 14, 2019	By:	/s/ Raymond S. Coffman
Raymond S. Coffman, Co-Chief Executive Officer, principal executive officer

August 14, 2019	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer