Form 10-K
period 2019-09-30
cbdMD, Inc.
filed 2019-12-18
CIK 1644903

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number: 001-38299
CBDMD, INC.
(Exact name of registrant as specified in its charter)

North Carolina	47-3414576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8845 Red Oak Blvd, Charlotte, NC 28217
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (704) 445-3060

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	YCBD	NYSE American
8% Series A Cumulative Convertible Preferred Stock	YCBD PR A	NYSE American

  Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $42,356,785 on March 31, 2019.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 27,720,356 shares of common stock are issued and outstanding as of December 01, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which the registrant currently anticipates will be filed with the SEC on or before January 28, 2020.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a recently formed North Carolina corporation which we refer to as “Paw CBD”, Beauty and Pinups, LLC, a North Carolina limited liability company which we refer to as “BPU”, I | M 1, LLC, a California limited liability company, which we refer to as “IM1”, Encore Endeavor 1 LLC, a California limited liability company which we refer to as “EE1,” and Level H&W, LLC, a North Carolina limited liability company which we refer to as “Level H&W.” In addition, "fiscal 2018" refers to the year ended September 30, 2018, “fiscal 2019” refers to the year ended September 30, 2019, and “fiscal 2020” refers to the year ending September 30, 2020.

We maintain a corporate website at www.cbdmd.com. The information contained on our corporate website and our various social media platforms are not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or "Securities Act" and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●
our history of losses;
●
the impact of changes in the fair value of our contingent liabilities associated with the Earnout Shares;
●
the possible need to raise additional capital in the future;
●
dilution to our shareholders upon the issuance of the Earnout Shares;
●
changes in state laws, costs associated with compliance with applicable laws and potential uncertain changes to regulations impacting our industry;
●
risks associated with any future failure to satisfy the NYSE American LLC continued listing standards;
●
terms of and provisions of our Series A Convertible Preferred Stock;
●
risks associated with developing a liquid market for our Series A Convertible Preferred Stock and possible future volatility in its trading price and the trading price of our common stock;
●
risks associated with our status as an emerging growth company;
●
risks associated with control by our executive officers, directors and affiliates;
●
risks associated with unfavorable research reports;
●
the accounting treatment of securities we accept as partial compensation for services;
●
our ability to liquidate securities we accept as partial compensation for services;
●
the lack of long-term contracts for the purchase of our products;
●
our ability to protect our intellectual property;
●
additional operational risks associated with our CBD business;
●
dilution to our shareholders from the issuance of additional shares of common stock by us, the conversion of shares of our Series A Convertible Preferred Stock and/or the exercise of outstanding options and warrants; and
●
risks associated with our articles of incorporation, bylaws and North Carolina law.

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

PART I

ITEM 1.
DESCRIPTION OF BUSINESS.

Our Company

cbdMD was originally founded in 2015 as an innovative branding and marketing company with a focus on lifestyle-based brands. In December 2018 pursuant to a two-step merger (the “Mergers”), we acquired Cure Based Development LLC ("Cure Based Development”) following the passage of the United States Agricultural Improvement Act of 2018, commonly known as the “Farm Bill”, which contained a permanent declassification of cannabidiol (CBD) as a controlled substance under federal law. As a result of that transaction, we own and operate the nationally recognized CBD brand cbdMD which now represents our focus and substantially all of our revenues.

Through our CBDI subsidiary which succeeded to the business of Cure Based Development, we produce and distribute various high-grade, premium CBD products, including tinctures, capsules, gummies, bath bombs and topical creams. In the third quarter of fiscal 2019, we launched a line of pet related CBD products under our Paw CBD brand which includes tinctures, treats, and balms, with additional products under development. In October 2019, following the initial positive response to the Paw CBD brand from retailers and consumers, we organized Paw CBD as a separate wholly-owned subsidiary in an effort to take advantage of its early mover status in the CBD animal health industry. With over 40 SKU’s of premium pet CBD products for dogs, cats and horses, we are seeking to grow Paw CBD into a leading brand. We also anticipate that Paw CBD will also partner with existing pet brands seeking to leverage our experience in sales, marketing and distribution in the CBD industry.

We either manufacture our premium line of products at our Charlotte, NC facility or work with third party manufacturers.  We only source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States.  We utilize a manufacturing process which creates hybrid broad-spectrum concentrations including CBD, other cannabinoids, and various other compounds, which we believe creates a superior product, while eliminating tetrahydrocannabinol (THC) content.

Since December 2018, we have significantly increased the number of locations cbdMD products are available in, and with the building momentum of retailer acceptance subsequent to the passage of the Farm Bill, we are pursuing multiple opportunities to expand our product distribution as we continue to work to build cbdMD into a top recognized brand in the industry. We are also utilizing partnerships and sponsorships with professional athletes as a way to gain brand recognition. During the third quarter of fiscal 2019 we signed several significant sponsorships, including, but not limited to, professional golfer and 12-time PGA Tour winner Bubba Watson, Ice Cube’s Big 3 basketball league, Bellator MMA, and Nitro Circus.

Discontinued operations

Historically our operations included our BPU, EE1, IM1 and Level H&W subsidiaries. These subsidiaries accounted for our licensing, entertainment, and products segments prior to fiscal 2019. As revenues from the operations of these subsidiaries continued to decline in fiscal 2019 from fiscal 2018 levels, and the revenues associated with CBDI began to represent substantially all of our revenues, effective September 30, 2019, we discontinued operations of EE1, IM1, BPU and Level H&W. The decision to exit these businesses has resulted in these businesses being accounted for as discontinued operations in our audited consolidated financial statements appearing later in this report. Continuing operations discussed below, now reported as one segment, refer to our CBD business unless otherwise indicated, and prior periods in such discussion have been restated to reflect results excluding EE1, IM1, BPU and Level H&W. See Note 15, “Discontinued Operations”, of the Notes to consolidated financial statements elsewhere in this report for additional disclosures related to the reclassification of prior period amounts related to discontinued operations to conform to the current period financial statement presentation.

Growth Strategies and Outlook

With the passage of the Farm Bill in December 2018, which removed hemp from the Controlled Substances Act, making it no longer an illegal substance under federal law, an opportunity to strategically position the Company in an emerging market was presented. With the acquisition of Cure Based Development described later in this report, we believe we have established a solid foundation which will allow us to significantly grow the Company and become a leader in a new market.

We are pursuing the following strategies to continue to grow our revenues and expand our business and operations in fiscal 2020 and beyond:

●
Increase our base of product offerings: We currently have a broad offering of CBD products, including topicals, tinctures, gummies, bath bombs, vape oils, capsules, and pet products and continue to evaluate additional offerings within these categories as well as new ways to provide CBD in a manner that meets consumer demands. To that end we are devoting resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands;

●
Expand our sales channels: As the market continues to evolve, we are expanding our sales channels. During fiscal 2019, we moved from a 100% online sales channel to working with wholesalers and retail channels. Big box retailers are beginning to explore CBD products and we believe this will provide another significant opportunity. In addition, sales channels for the pet line include expanding to not only retail stores but veterinary and pet care operations;

●
Expand our recently formed CBD animal health division: With the formation in October 2019 of Paw CBD as a separate wholly-owned subsidiary, we have committed resources to branding and marketing the Paw CBD product line, which we believe will enable us to more effectively target new sales channels as well as utilize our marketing efforts in a more defined manner that we believe will generate other sales opportunities;

●
Expand our sponsorships toward targeted segments: We have had significant success with attracting high profile sponsors and influencers and expect to continue to assess the segments we have covered as well as additional sponsors for segments we do not cover but we believe could provide opportunity for growth; and

●
Acquisitions. We may also choose to further build and maintain our brand portfolio by acquiring additional brands directly or through joint ventures if opportunities arise that we believe are in our best interests. As we are in an emerging market, opportunities could be present as companies establish strong brands and begin to obtain large market share. In assessing potential acquisitions or investments, we expect to utilize our internal resources to primarily evaluate growth potential, the strength of the target brand, offerings of the target, as well as possible efficiencies to gain. We believe that this approach will allow us to effectively screen consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. We are not a party, however at this time, to any agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

Our business

cbdMD produces and distributes various high-grade, premium CBD products, including:

●
tinctures;
●
capsules;
●
gummies;
●
bath bombs;
●
topical creams; and
●
animal treats and oils.

cbdMD’s website provides up-to-date information about CBD quality and current industry events, as well as U.S. based customer service. We test our hybrid broad-spectrum CBD extractions through independent, third-party laboratories in an effort to achieve the highest of standards and we offer a 30-day, money-back guarantee. Our products are available online at www.cbdMD.com and over 4,000 non-affiliated stores.

Sales and marketing

Our business model is designed first and foremost to build a strong brand as quickly as possible as we operate in an emerging market. As CBD is a new market, we believe the cost to acquire customers is most likely at the lowest point it will be, therefore, as part of our overall strategy we started with an internet and online marketing strategy and are investing heavily in brand promotion and customer acquisition. In addition, we have been executing on our strategy to build and now expand our wholesale distribution channel as part of the overall business model.

Sales of our products mainly come from online sales at our website www.cbdmd.com and through our inside sales department which concentrates on wholesale distributors, who we believe can offer large quantities of cbdMD products at physical retail locations. cbdMD utilizes a broad-based marketing strategy across multiple platforms including:

●
secured online and print advertising;
●
blog, web, and visual content;
●
social media engagement through accounts with large followings;
●
live and sponsored events;
●
influencers and celebrities;
●
affiliate marketing; and
●
high-quality brand apparel.

Product manufacturing and distribution

We either manufacture our premium line of products at our Charlotte, NC facility or work with third party manufacturers.  We only source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States.  We utilize a manufacturing process which creates hybrid broad-spectrum concentrations including CBD, other cannabinoids, and various other compounds, which we believe creates a superior product while eliminating tetrahydrocannabinol (THC) content.

We currently hold short term supply contracts with preferred vendors for our critical raw materials.  We have first rights of refusal on purchases so that we can ensure the availability of such materials as needed.  Our preferred vendors are extractors and brokers who have access to the sources of the critical raw materials on the spot buy market to meet our growing demands for raw materials.

We distribute our products both through our online sales channel as well as through a number of wholesalers and retailers that resell our products both in brick and mortar locations as well as via their online websites.

Research and development

The key objectives and input points that drive cbdMD’s research and development process include current product and new product development activities:

Our current product improvement efforts include:

●
consumer feedback analysis;
●
optimization of its product manufacturing process;
●
sourcing of reliable, high-quality raw materials while maintaining strong distributor relationships;
●
lab testing; and
●
feedback from panels of product testers.

Our new product development efforts are focused on both near-term and long-term results for the company:

With a view toward near-term results, our efforts include:

●
in-depth market research on current competitor campaigns;
●
website and product development;
●
sample size testing and research;
●
implementation of new product campaigns utilizing social media, digital, affiliate and email;
●
rapid product development following testing; and
●
quality ingredient sourcing.

With a view towards long-term results, our efforts include:

●
development of new product lines following initial market research;
●
use of current and expected future product trends and research to develop new product offerings;
●
refinement of extraction and production methods for product efficiency;
●
ingredient research through sustainability testing;
●
manufacturing process optimization;
●
in-depth product testing;
●
package and graphic development; and
●
large scale product and brand marketing campaigns.

In fiscal 2019 we introduced CBD PM and a pet line branded under Paw cbd with over 40 SKU’s.

Intellectual property

We currently hold fourteen U.S. trademark applications which are held for current and future product offerings and extended branding capability, which are set forth below:

Mark	Federal registration number	Filing Date	Description of Mark Usage
CBDMD Synergy	87613823	9/19/2017	Standard word mark
Synergy CBDMD	87613850	9/19/2017	Standard word mark
CBD Synergy	87613876	9/19/2017	Standard word mark
CBD Paws	87614081	9/19/2017	Standard word mark
Hemp Synergy	87625996	9/28/2017	Standard word mark
Mingo Rad	88010754	6/22/2018	Standard word mark
Powered by Nature. Enhanced by Science	88363595	3/29/2019	Standard word mark
cbdMD	88451429	5/29/2019	Stylized word mark (logo in color)
cbdMD Premium CBD Oil	88451556	5/29/2019	Standard word mark
CBDMD Premium	88451595	5/29/2019	Design mark
paw cbd	88451641	5/29/2019	Design mark
Paw cbd	88451671	5/29/2019	Standard word mark
Hemplex Naturals	88575252	8/12/2019	Standard word mark
Hemp MD	88109782	9/09/2019	Standard word mark

In addition to these trademarks, we currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our product development, formulation and knowhow, as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our formulas and other proprietary information.

In addition to www.cbdmd.com and www.pawcbd.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Competition

The market for the sale of CBD-based products is fragmented and intensely competitive. Currently, in the United States, cbdMD does not believe that there are any businesses that can demonstrate or claim a dominant market share of the growing CBD products market. Our competitors in the retail location sales of CBD-based products include Green Roads, PlusCBD, and Select CBD, and in the digital space include Diamond CBD, CBDistillery, and Lazarus Naturals. We believe we compete based upon the quality of our products. We expect that the quantity and composition of the competitive environment will continue to evolve as the industry matures and new customers enter the marketplace.

Government regulations

On December 20, 2018 the President of the United States signed the Farm Bill into law. Among other things, this new law changed certain federal authorities relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and derivatives of cannabis with extremely low (less than 0.3 percent on a dry weight basis) concentrations of the psychoactive compound delta-9-tetrahydrocannabinol (THC). These changes include removing hemp and derivatives of hemp from the Controlled Substances Act, which means that it is no longer an illegal substance under federal law. For the first time since 1937, industrial hemp has been legalized at the federal level and this paved the way for the growth of the industry.  With the recent publication of the USDA interim final rule regarding the Establishment of a Domestic Hemp Production Program on October 31, 2019, hemp can now be grown and processed legally in the United States, and is legal to transport in interstate commerce. Although this interim final rule became effective on the date of publication, it is still subject to comment and there is a possibility it will be modified from its current application.

The Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana, and specifically industrial hemp has been excluded from U.S. drug laws.  The Farm Bill allows for each individual state to regulate industrial hemp and industrial hemp based products or accept the USDA rules.  Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp (other than THC) are still subject to a patchwork of state regulations.  We are actively monitoring the regulations and proposed regulations in each state to ensure our operations are compliant.

In conjunction with the enactment of the Farm Bill, the United States Food and Drug Administration (“FDA”) released a statement about the status of CBD and the agency’s actions in the short term with regards to CBD will guide the industry.  The statement noted that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and Section 351 of the Public Health Service Act. This authority allows the FDA to continue enforcing the law to protect patients and the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. The statement also noted the growing public interest in cannabis and cannabis-derived products, including CBD, and informed the public that the FDA will treat products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products — meaning the products will be subject to the same authorities and requirements as FDA-regulated products containing any other substance, regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the Farm Bill.

Recently, both the U.S. House of Representatives (McNerney CA-09) and the Senate (McConnell R-KY) have passed amendments to the respective appropriations bills working their way through each chamber, which would help clear the way for cannabidiol (CBD) to become an approved dietary ingredient by the FDA through an alternative rule making process available to the FDA.  Although it is uncertain if either of these amendments will make it to the final federal appropriation bill, or if the President will ultimately sign the appropriations bill, this signifies the legislatures clear intent to pave a pathway for clear and consistent federal regulation for cannabidiol.

As of the date of this report, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies. The FDA, however, has sent warning letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products, only relating to instances that such CBD companies have made misleading and unapproved label claims.  We will continue to monitor the FDA’s position on CBD.

As a consumer goods manufacturer, we strive to meet or exceed the FDAs Good Manufacturing Practice (GMP) guidelines. With our growth and evolution, challenges could exist and we must continue to review processes and controls and adapt our day to day GMP policies and practices as our manufacturing volume increases.  We are dedicated to providing the highest quality CBD consumer goods on the market and therefore will continue to focus substantial efforts on GMP compliance. We are currently undergoing third party audit and consulting to ensure we are using best practices and we intend to seek multiple third party certifications possibly as early as the second quarter of 2020 from NSF and the U.S. Hemp Authority.  Additionally, we have secured third party contract manufacturing from an FDA registered facility which is GMP certified and subject to continuing independent audit and certification, to handle our increased manufacturing needs.

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and the handling of customer complaints and regulations prohibiting unfair and deceptive trade practices. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, product safety, content and quality of products and services, taxation, electronic contracts and other communications and information security.

There is also great uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel and personal privacy apply to the internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions could have an adverse effect on our cash flows, results of operations and overall financial condition. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

At December 01, 2019 we had 182 full-time employees. There are no collective bargaining agreements covering any of our employees.

Our history

Our company was formed under the laws of the state of North Carolina in March 2015 under the name Level Beauty Group, Inc. In November 2016 we changed the name of our parent company to Level Brands, Inc. In December 2016 we effected a 1:5 reverse stock split of our outstanding common stock. In December 2018, we completed the Mergers of Cure Based Development into our newly formed and wholly owned subsidiary cbdMD LLC. As part of the overall business strategy, in April 2019 we renamed cbdMD LLC to CBD Industries LLC and renamed Level Brands, Inc. to cbdMD, Inc. In October 2019 we formed a wholly owned subsidiary Paw CBD, Inc. which will operate the CBD pet line.

Additional information on the terms of material acquisitions may be found in Note 2 to the notes to our consolidated financial statements appearing elsewhere in this report.

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

Other information about cbdMD can be found on our website www.cbdmd.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

ITEM 1.A
RISK FACTORS.

Investing in our securities involves risks. In addition to the other information contained in this report, you should carefully consider the following risks before deciding to purchase our securities. The occurrence of any of the following risks might cause you to lose all or a part of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements” for more information regarding forward-looking statements.

RISKS RELATED TO OUR OVERALL BUSINESS

We have a history of losses and there are no assurances we will report profitable operations in future periods.

We reported net losses to common shareholders of $50,428,226 and $412,075 for fiscal 2019 and fiscal 2018, respectively. Included in our net loss for fiscal 2019 is $5,993,773 associated with losses from our discontinued operations, and an expense reflecting an increase of $32,461,680 in the non-cash contingent liability associated with the Earnout Shares (as hereinafter defined) primarily as a result of the change in the market price of our common stock . Until such time, if ever, that we are successful in generating profits which are sufficient to pay our operating expenses it is likely we will continue to report losses in future periods. There are no assurances we will generate substantial revenues from the new businesses or that we will ever generate sufficient revenues to report profitable operations or a net profit.

We have a limited operating history in a new market segment that could impede our ability to achieve our goals for future performance and brand strategy.

Our wholly-owned subsidiary, CBDI, succeeded to the operations of Cure Based Development following the closing of the Mergers in December 2018. We formed this subsidiary in connection with the Mergers and it had no operating history prior to the Mergers. Cure Based Development was formed in 2017 and did not begin reporting any meaningful revenues until mid-2018. We are operating in a market segment that has experienced significant growth and competition since the passage of the Farm Bill in December 2018. We are experiencing all of the challenges of a company with a limited operating history in its current business seeking to effectively develop a brand in a market segment with growing competition. These challenges make it difficult for investors to evaluate our future business prospects and make decisions based on estimates of our future performance. To address these risks and uncertainties, we must do the following:

●
successfully execute our business strategy to offer the highest quality CBD in the industry;
●
introduce new, differentiated botanical products;
●
respond to competitive business developments;
●
effectively and efficiently market and sell our line of CBD products;
●
improve the distribution of our CBD products; and
●
attract, integrate, retain and motivate qualified personnel.

During fiscal 2019 we spent approximately $7,831,000 on brand development and marketing. In order to continue to develop brand recognition and grow our sales, we will need to continue to invest in our brand development and marketing strategies which will require us to raise additional capital. Even with our focus on brand development in an effort to increase our sales, our business strategy may not be successful and we may not successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations may be materially and adversely affected.

The impact of changes in the fair value of our contingent liabilities associated with the Earnout Shares may materially impact our results of operations in future periods.

As consideration for the Mergers, we had a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock (the “Initial Shares”) to the members of Cure Based Development of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement, as well as to issue another 15,250,000 shares of our common stock (the “Earnout Shares”) in the future upon earnout goals being met within the next five years. Our shareholders approved the issuance of the both the Initial Shares and the Earnout Shares at our 2019 annual shareholder meeting and the Initial Shares were issued to members of Cure Based Development on April 19, 2019. Under US GAAP we were required to record a non-cash contingent liability associated with both the Initial Shares and the Earnout Shares. As of September 30, 2019, the Initial Shares have been issued and have been reclassified from contingent liability to additional paid in capital. At September 30, 2019, the total of this contingent liability was $32,461,680 and is reflective of the Earnout Shares. We are obligated to reassess the obligations associated with the Earnout Shares and, in the event our estimate of the fair value of the contingent consideration changes, we will record increases or decreases in the fair value as an adjustment to earnings, which could have a material impact on our results of operations, our shareholders’ equity and the market price of our securities. In particular, changes in the market price of our common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact our net loss or profit for the period. Investors should not place undue reliance on the impact of these non-cash changes when evaluating our results of operations in future periods, as they have no impact on the operations of the business.

We may require additional capital to finance operations or the acquisition of additional brands, and if we are unable to raise such capital on beneficial terms this could restrict our growth.

We may, in the future, require additional capital to help fund all or part of our operation or for potential acquisitions. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot guarantee that, if and when needed, additional financing will be available to us on acceptable terms or at all. Further, if additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital or as acquisition consideration, our existing shareholders may experience dilution or the new securities may have rights senior to those of our 8% Series A Cumulative Convertible Preferred Stock (“Series A Convertible Preferred Stock”), assuming the holders of the Series A Convertible Preferred Stock approve the issuance of such senior securities.

The issuances of the Earnout Shares to the Cure Based Development members will significantly dilute our existing shareholders.

Upon the terms set forth in the Merger Agreement, on the closing date the members of Cure Based Development received the right to receive 15,250,000 Initial Shares, representing approximately 60% of our outstanding common stock following such issuance at the time, as the consideration for the Mergers. The Merger Agreement also provides that we may issue up to an additional 15,250,000 Earnout Shares as part of the Mergers consideration upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the closing date. As of December 1, 2019, there were 27,720,356 shares of our common stock issued and outstanding, which includes the 15,250,000 Initial Shares which were issued in April 2019. Assuming the possible issuance of an additional 15,250,000 Earnout Shares, but giving effect to no other change to the number of shares of our common stock issued and outstanding, the members of Cure Based Development, which includes Mr. R. Scott Coffman, our co-CEO and member of our board of directors, would own approximately 64% of our then outstanding shares of common stock. Therefore, the ownership and voting rights of our existing shareholders will be proportionally reduced.

We may be unable to liquidate securities we accept as partial compensation under consulting agreements which could adversely impact our liquidity in future periods.

Our ability to sell any securities we had accepted as partial compensation under consulting agreements is dependent upon a number of factors, including the existence of a liquid market for the securities and our compliance with the resale provisions of federal securities laws which require us to hold the shares for at least six months, among other factors. If we accept securities, we expect to generally accept securities from issuers who are publicly traded or who are expecting to become a publicly traded company. There are no assurances a liquid market will exist in such securities at such time as we are able to resell the shares, or that the price we may receive will be commensurate with the value of the services we are providing. In that event, we would not benefit from the expected rise in the market price of the securities we own as a result of our efforts on behalf of the client company. In addition, depending upon the terms of our business relationship with the issuer of the securities, it is possible that from time to time we could be in possession of non-public information regarding the issuer which could prohibit us from disposing of the shares at a time when it is advantageous to us to do so. If we are unable to readily liquidate any securities we accept as compensation, we could be deprived of the cash value of those services and we would be required to write-off the carrying value of the securities which could adversely impact our results of operations in future periods.

We rely on third-parties to manufacture and to compound some of our products, we have no control over these manufactures and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Some of our products are manufactured or compounded by unaffiliated third parties. We do not have any long-term contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and import capacity. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

We face risks associated with the manufacture of our products which could adversely affect our business and financial results.

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

We could experience losses related to undisclosed liabilities of EE1 and I’M1.

Effective September 30, 2019 we discontinued the operations of EE1 and I’M1.  In November 2019 we entered into a Settlement and Release Agreement with the minority holders of EE1 and I’M1 and other related parties.  The terms of this agreement provided, in part, that the parties agreed to transfer the accounts receivable of EE1 and the minority interest of both EE1 and IM1 to us and we agreed to have all rights to certain past contracts or customers for those entities assigned to the minority holders.  As a result, we are now the sole member of these entities.  While the Settlement and Release Agreement contains an indemnification provision, if we should discover in the future that there are undisclosed liabilities in one or both of these entities, we could be liable for the payment of these undisclosed liabilities, which could be material , until such time, if ever, that we were able to recoup any such amounts from the indemnifying parties.

Risks Related to the Regulatory Environment

Changes to state laws pertaining to industrial hemp could slow the use of industrial hemp which would materially impact our revenues in future periods.

As of the date hereof, approximately 40 states authorized industrial hemp programs pursuant to the Farm Bill. Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole.

Costs associated with compliance with numerous laws and regulations could impact our financial results. In addition, we could become subject to increased litigation risks associated with the CBD industry.

The manufacture, labeling and distribution by us of the CBD products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. The FDA may regulate our products to ensure that the products are not adulterated or misbranded. We are subject to regulation by the federal government andother state and local agencies as a result of our CBD products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our company, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and our financial results. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the U.S. Federal Trade Commission, or FTC, under the Federal Trade Commission Act. Additionally, some states also permit advertising and labeling laws to be enforced by attorneys general who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product recalls of products sold by us. For example, in November 2019 the FDA issued warning letters to 15 companies for illegally selling products containing CBD in ways that violate the FD&C Act. Notwithstanding that we were not a recipient of a warning letter, and we believe our products are properly labeled as required under federal law, cbdMD, along with other of our competitors who also did not receive FDA warning letters, have been named in a class action lawsuit which we believe is without merit. Any actions against our company by governmental authorities or private litigants could be time consuming, costly to defend and could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty caused by potential changes to legal regulations could impact the use of CBD products.

There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the U.S. Drug Enforcement Administration, or DEA, and/or the FDA and the extent to which manufacturers of products containing Farm Bill-compliant cultivators and processorsmay engage in interstate commerce. The uncertainties cannot be resolved without further federal, and perhaps even state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of our products in different markets.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Both the shares of our common stock and our Series A Convertible Preferred Stock are listed on the NYSE American. In order to maintain these listings, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. If the NYSE American delists either our common stock and/or our Series A Convertible Preferred Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

The Series A Convertible Preferred Stock ranks junior to all of our indebtedness and other liabilities and is effectively junior to all indebtedness and other liabilities of our subsidiaries.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Convertible Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Convertible Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue (subject to Series A Convertible Preferred Stockholder approval) that ranks senior to the Series A Convertible Preferred Stock. In addition, the Series A Convertible Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Convertible Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Convertible Preferred Stock then outstanding.

Future offerings of debt may adversely affect the market price of the Series A Convertible Preferred Stock.

If we decide to issue debt securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Convertible Preferred Stock and may result in dilution to owners of the Series A Convertible Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of our securities may bear the risk of our future offerings, potentially reducing the market price of the Series A Convertible Preferred Stock and diluting the value of their holdings in us.

We may not be able to pay dividends on the Series A Convertible Preferred Stock.

Our ability to pay cash dividends on the Series A Convertible Preferred Stock requires us to (i) either be able to pay our debts as they become due in the usual course of business,  or (ii) have total assets that are greater than the sum of our total liabilities plus the amount that would be needed if we were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Series A Convertible Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this report were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations in an amount sufficient to enable us to make distributions on our common stock and preferred stock, including the Series A Convertible Preferred Stock, or to fund our other liquidity needs.

Market interest rates may materially and adversely affect the value of the Series A Convertible Preferred Stock.

One of the factors that influences the price of the Series A Convertible Preferred Stock is the dividend yield on the Series A Convertible Preferred Stock (as a percentage of the market price of the Series A Convertible Preferred Stock) relative to market interest rates. Continued increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series A Convertible Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Convertible Preferred Stock to materially decrease, assuming a market is established of which there are no assurances.

Holders of the Series A Convertible Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

Distributions paid to corporate U.S. holders of the Series A Convertible Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A Convertible Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. We do not currently have any accumulated earnings and profits. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A Convertible Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series A Convertible Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A Convertible Preferred Stock might decline.

The Series A Convertible Preferred Stock represents perpetual equity interests in us, and investors should not expect us to redeem or convert the Series A Convertible Preferred Stock on the date the Series A Convertible Preferred Stock becomes redeemable or convertible by us or on any particular date afterwards.

The Series A Convertible Preferred Stock represents perpetual equity interests in our Company, and it has no maturity or mandatory redemption except upon a Change of Control, and is not redeemable at the option of investors under any other circumstances. A “Change of Control” will generally be deemed to occur when, after the original issuance of the Series A Convertible Preferred Stock, the acquisition by any person, including any syndicate or group deemed to be a “person” under Section 13(d)(3) of the Exchange Act, of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of purchases, mergers or other acquisition transactions which were pre-approved by our board of directors of our stock entitling that person to exercise more than 50% of the total voting power of all of our stock entitled to vote generally in the election of the our directors, subject to certain exclusions. As a result, the Series A Convertible Preferred Stock will not give rise to a claim for payment of any amount at a particular date. As a result, holders of the Series A Convertible Preferred Stock may be required to bear the financial risks of an investment in the Series A Convertible Preferred Stock for an indefinite period of time unless the holder chooses to voluntarily convert the shares of Series A Convertible Preferred Stock into shares of our common stock.

The Series A Convertible Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Convertible Preferred Stock. However, one or more rating agencies may independently determine to issue such a rating or such a rating, if issued, may adversely affect the market price of the Series A Convertible Preferred Stock. In addition, we may elect in the future to obtain a rating for the Series A Convertible Preferred Stock, which could adversely affect the market price of the Series A Convertible Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A Convertible Preferred Stock.

Change of Control redemption obligations may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The Change of Control redemption feature of the Series A Convertible Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing certain of change of control transactions under circumstances that otherwise could provide the holders of our common stock and Series A Convertible Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that shareholders may otherwise believe is in their best interests.

If our Series A Convertible Preferred Stock is delisted, the ability to transfer or sell shares of the Series A Convertible Preferred Stock may be limited and the market value of the Series A Convertible Preferred Stock will likely be materially adversely affected.

The Series A Convertible Preferred Stock does not contain provisions that are intended to protect investors if our Series A Convertible Preferred Stock is delisted from the NYSE American. If our Series A Convertible Preferred Stock is delisted from the NYSE American, investors’ ability to transfer or sell shares of the Series A Convertible Preferred Stock will be limited and the market value of the Series A Convertible Preferred Stock will likely be materially adversely affected. Moreover, since the Series A Convertible Preferred Stock has no stated maturity date, absent a holder’s voluntary conversion of the Series A Convertible Preferred Stock investors may be forced to hold shares of the Series A Convertible Preferred Stock indefinitely while receiving stated dividends thereon when, as and if authorized by our board of directors and paid by us with no assurance as to ever receiving the liquidation value thereof.

A holder of Series A Convertible Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Series A Convertible Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights. Holders of the shares of Series A Convertible Preferred Stock do not have any voting rights other than as set forth below in the next two sentences or unless dividends on the Series A Convertible Preferred Stock are in arrears for each of 12 or more consecutive monthly periods, in which case the holders of the Series A Convertible Preferred Stock will be entitled to vote as a separate class for the election of two additional directors to serve on the board of directors until all dividends that are owed have been paid. Holders of shares of Series A Convertible Preferred Stock, voting as a class, are also entitled to vote if we should seek to issue or create any class or series of capital stock ranking senior to the Series A Convertible Preferred Stock with respect to dividends or distributions, in which event the consent of holders of at least two thirds of the then outstanding Series A Convertible Preferred Stock is required. The consent of the holders of a majority of the Series A Convertible Preferred Stock, voting as a class, is required if we were to seek to adopt any amendment to our articles of incorporation or bylaws that would materially affect existing terms of the Series A Convertible Preferred Stock, or increase the number of authorized shares of that series, other than in connection with the anti-dilution provisions, or if we seek to create a series or class which ranks pari passu with the Series A Convertible Preferred Stock. Other than these limited circumstances and except to the extent required by law, holders of Series A Convertible Preferred Stock do not have any voting rights.

We may redeem the Series A Convertible Preferred Stock at our option, we will be required to redeem the Series A Convertible Preferred Stock upon a Change of Control and we may convert shares of Series A Convertible Preferred Stock upon a Market Trigger into shares of our common stock. In the event of any of these occurrences, you may not receive dividends that you anticipate.

On or after October 16, 2023 we may, at our option, redeem the Series A Convertible Preferred Stock, in whole or in part, at any time or from time to time. In addition, upon the occurrence of a board approved Change of Control, we are required to redeem any or all of the shares of Series A Convertible Preferred Stock at a redemption price of $11.00 per share, plus any accrued but unpaid dividends to, but excluding, the redemption date. Furthermore, upon a Market Trigger (as that term is defined in the designations, rights and preferences of the Series A Convertible Preferred Stock), we may convert all or any portion of those shares of Series A Convertible Preferred Stock into shares of our common stock. We may have an incentive to redeem or convert the Series A Convertible Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series A Convertible Preferred Stock. If we redeem or convert the Series A Convertible Preferred Stock, then from and after the redemption date or conversion date, as applicable, dividends will cease to accrue on shares of Series A Convertible Preferred Stock, the shares of Series A Convertible Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, including the rights to receive dividend payments.

The liquidation preference of the shares of our Series A Convertible Preferred Stock would reduce the amount available to our common shareholders in the event of our liquidation or winding up.

Holders of our Series A Convertible Preferred Stock have a liquidation preference of $10.00 per share in the event of our liquidation or winding up. This means that those holders are entitled to receive the liquidation preference before any payment or other distribution of assets to our common shareholders, and the amount of any such payment or other distribution will be reduced by that amount.

The issuance of shares upon exercise of our outstanding options and warrants, or the conversion of the Series A Convertible Preferred Stock may cause immediate and substantial dilution to our existing shareholders.

In addition to our obligation to issue the Earnout Shares if the goals are met, we presently have options and warrants that if exercised would result in the issuance of an additional 1,691,178 shares of our common stock, and our Series A Convertible Preferred Stock is presently convertible into an additional 833,500 shares of common stock. The issuance of shares upon exercise of warrants and options and/or the conversion of shares of our Series A Convertible Preferred Stock will result in dilution to the interests of other shareholders.

The price of our securities may be volatile, and you could lose all or part of your investment.

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and/or our Series A Convertible Preferred Stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our securities could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this report. These broad market and industry factors may harm the market price of our securities, regardless of our operating performance, and could cause you to lose all or part of your investment in our securities since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our securities include the following:

●
price and volume fluctuations in the overall stock market from time to time;
●
changes in operating performance and stock market valuations of other CBD product companies generally;
●
prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Convertible Preferred Stock;
●
the annual yield from distributions on the Series A Convertible Preferred Stock as compared to yields on other financial instruments;
●
sales of shares of our securities by us or our shareholders;
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
●
litigation, including class action lawsuits, involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
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

●
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

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

Investors may find our securities less attractive if we choose to rely on these exemptions. If some investors find our securities less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and/or our Series A Convertible Preferred Stock and the price of either or both of these securities may be more volatile.

Our executive officers, directors and their affiliates may exert control over us and may exercise influence over matters subject to shareholder approval.

Our executive officers and directors, together with their respective affiliates, beneficially own approximately 54% of our outstanding common stock as of December 01, 2019. Accordingly, these shareholders, if they act together, may exercise substantial influence over matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our securities share prices and trading volumes could decline.

An active trading market for our securities will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We may be unable to attract or sustain coverage by well-regarded securities and industry analysts. If either none or only a limited number of securities or industry analysts cover us or our business, or if these securities or industry analysts are not widely respected within the general investment community, the trading price for our common stock and/or our Series A Convertible Preferred Stock would be materially and negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who cover us or our business downgrade our securities or publish inaccurate or unfavorable research about us or our business, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or our business, or fail to publish reports on us or our business regularly, demand for our securities could decrease, which might cause the price of our securities and trading volume to decline.

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

Provisions in our articles of incorporation and bylaws, as well as provisions of North Carolina law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, or remove our current management. These include provisions that:

●
permit our board of directors to issue up to 45,000,000 shares of preferred stock (net of the previous designation in October 2019 of 5,000,000 shares of preferred stock as Series A Convertible Preferred Stock), with any rights, preferences and privileges as they may designate;

●
are part of the rights and preferences of our Series A Convertible Preferred Stock;

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

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our securities.

Our articles of incorporation, as amended, authorizes the issuance of 150,000,000 shares of our common stock and 50,000,000 shares of preferred stock. As of the date hereof, we have designated 5,000,000 shares of the preferred stock as Series A Convertible Preferred Stock and have issued 500,000 of those shares. In certain circumstances, the common stock and/or the Series A Convertible Preferred Stock, as well as the awards available for issuance under our equity incentive plans, can be issued by our board of directors, without shareholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of either class of our securities. In addition, the issuance of certain securities, may be used as an “anti-takeover” device without further action on the part of our shareholders, and may adversely affect the holders of the securities.

ITEM 1B.
UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.
DESCRIPTION OF PROPERTY.

Our headquarters are located in approximately 50,000 square feet in a modern two-story building in Charlotte, North Carolina which we sub-lease under an agreement through December 2026. The agreement calls for an annual base monthly rent of $76,041 for the first year and escalates 3% annually. We have a manufacturing and warehouse facility in Charlotte, North Carolina which we lease approximately 40,000 square feet under an agreement through December 2021. The agreement calls for an annual base monthly rent of $18,700, inclusive of monthly taxes insurance and common area maintenance (“TICAM”) for the first year and the rent escalates 3% annually. We also have an 80,000 square foot warehouse in Charlotte, North Carolina under an agreement through December 2024. The agreement calls for an annual base monthly rent of $34,766, inclusive of monthly TICAM for the first year and the rent escalates 3% annually.

ITEM 3.
LEGAL PROCEEDINGS.

In December 2019, Cynthia Davis (“plaintiffs”) filed a purported collective and class action lawsuit (the “Complaint”) in the United States District Court for the Central District of California against the Company and certain of the Company’s competitors alleging violations of the California’s Unfair Competition Law, California’s False Advertising Law and California’s Consumer Legal Remedies Act, as well as claims for Breach of Express Warranties, Breach of Implied Warranty of Merchantability and Declaratory Relief (the “California Laws”). The plaintiffs allege that the Company violated the California Laws by unlawfully selling and marketing mislabeled products which have not been approved by the FDA. The Complaint was brought as a nationwide “collective action,” and, alternatively, as a “class action” under the laws of the State of California. The Company intends to vigorously defend this action. This case is at an early stage, and the Company is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

In April 2019 CBD Industries LLC sued Majik Medicine, LLC to cancel their issued trademark for "CBD MD" on multiple grounds.  This matter is currently pending a decision from the USPTO Trial and Appeal Board (TTAB) on a motion to dismiss by Majik Medicine, LLC.  We believe this motion will be denied or we will be granted leave to amend the complaint and the matter will continue.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since November 17, 2017 our common stock had been listed on the NYSE American under the symbol "LEVB." With our name change in July 2019 we also changed our symbol and our common stock is now listed under the symbol “YCBD”.

Our Series A Convertible Preferred Stock has been listed on the NYSE American since October 21, 2019 under the symbol “YCBD PR A.”

As of December 01, 2019, there were approximately 101 record owners of our common stock and one record holder of our Series A Convertible Preferred Stock. These amounts do not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

Dividend policy

Common Stock

We do not currently intend to pay dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock, if any, is subject to the designations, rights and preferences of the Series A Convertible Preferred Stock and will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and any other factors that our Board may deem relevant.

Series A Convertible Preferred Stock

In October 2019 we closed a firm commitment underwritten public offering of our Series A Convertible Preferred Stock. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.80 per annum per share, based on the $10.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock will accrue daily and be cumulative from, and including, the first day of the calendar month in which the shares are issued and will be payable monthly in arrears on the 15th day of each calendar month. On November 1, 2019 the Audit Committee of our board of directors declared a cash dividend of $0.0667 per share of Series A Convertible Preferred Stock payable on November 15, 2019 to holders of record on November 1, 2019. We expect that our board of directors will continue to declare and pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to the limitations to do so under North Carolina law. See Item 1A. Risk Factors.

The total amount of dividends declared and paid were $67,000 and $33,500, respectively, as of December 01, 2019.

Recent sales of unregistered securities

None, except as previously reported.

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

Overview

cbdMD was originally founded in 2015 as an innovative branding and marketing company with a focus on lifestyle-based brands. In December 2018 we acquired Cure Based Development following the passage of the Farm Bill which contained a permanent declassification of cannabidiol (CBD) as a controlled substance under Federal law. As a result of that transaction, we own and operate the nationally recognized CBD brand cbdMD which now represents our focus and substantially all of our revenues.

Fiscal 2019 was a transformative year for our company. Following the closing of the Mergers in December 2018, we began a concerted effort to build our brand recognition, expand the CBD product line, expand our sales channels, and invest in human and technology infrastructure to support our current operations and expected growth. These efforts included:

●
implementation of a full marketing strategy focused on three key points:
o
Long term brand building – through partnerships and athletes/influencers;
o
Short term conversion/sales – utilizing social media, affiliates, email marketing, and an integrated website tied to the marketing strategy; and
o
Increased brand visibility – through digital content/ads, podcasts/radio;

●
we expanded our product offerings and introduced CBDMD PM and a full line of pet products branded under Paw CBD with over 40 SKU’s;

●
we have built upon Cure Based Development’s early online sales channels to expand our online sales through development of our marketing strategy and have established a growing wholesale and retail distribution network of over 4,000 locations through our internal sales team and tradeshow participation;

●
to support our growing operations, in fiscal 2019, we relocated our corporate headquarters to a 50,000 square foot facility which allowed us to concentrate our senior management, sales, marketing and brand development, finance, technology and administrative personnel in one location. We also expanded our manufacturing and warehouse facilities and capability to support production and delivery needs as part of our growth; and

●
increased our employee count by 117 primarily in our sales, marketing (social media, digital and content), technology, laboratory and warehouse areas.

Our revenue guidance for fiscal 2019 was $24 million to $26 million. While our net sales were $23.7 million, we attribute the difference to our decision to discontinue the operations of our legacy divisions effective September 30, 2019 and focus all of our time, attention and resources on our CBD business. As disclosed in our consolidated financial statements appearing later in this report, revenues from these discontinued businesses were approximately $888,000 which, if added to our net sales for fiscal 2019, would have put us within our expected net sales range for fiscal 2019.

Discontinued Operations

Effective September 30, 2019, we discontinued operations of four business subsidiaries: EE1, IM1, BPU and Level H&W. These subsidiaries accounted for our licensing, entertainment, and products segments prior to fiscal 2019. Therefore, the results of operations related to these subsidiaries for the Company are reported as discontinued operations. Continuing operations discussed below refer to the Company’s CBD business unless otherwise indicated, and prior periods in such discussion have been restated to reflect results excluding EE1, IM1, BPU and Level H&W. See Note 15, “Discontinued Operations”, of the notes to consolidated financial statements elsewhere in this report for additional information. As a result, the discussion below is of the Company’s continuing operations, which is comprised of the CBD business and the Company’s corporate office.

Results of Operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Fiscal 2019	Fiscal 2018	Change
Net sales	$23,595,955	$-	$23,595,955
Net sales related party	$55,596	459,091	$(403,495)
Total net sales	$23,651,551	$459,091	$23,192,460
Costs of sales	$9,136,677	$104,010	$9,032,667
Gross profit as a percentage of net sales	61.4%	77.3%	(15.9)%
Operating expenses	$29,311,764	$2,152,149	$27,159,615
Other income (expenses)	$(32,991,885)	$-	$(32,991,885)
Net income (loss) before taxes	$(47,788,776)	$(1,797,068)	$(45,991,708)
Net income (loss) from continuing operations	$(45,429,776)	$(1,781,068)	$(43,648,708)
Net income (loss) from discontinued operations, net of taxes	$(5,927,773)	$1,843,902	$(7,771,675)
Net income (loss)	$(50,428,226)	$(412,075)	$(50,016,151)

The following tables provide certain selected unaudited consolidated financial information for the three months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018	Change
Net sales	$9,518,687	$-	$9,518,687
Net sales related party	$25,450	-	$25,450
Total net sales	$9,544,137	$-	$9,544,137
Costs of sales	$4,127,491	$17,311	$4,110,180
Gross profit as a percentage of net sales	56.7%	0%	56.7%
Operating expenses	$10,266,281	$605,718	$9,660,563
Other income (expenses)	$19,060,830	$-	$19,060,830
Net income (loss) before taxes	$14,211,194	$(623,030)	$14,834,224
Net income (loss) from continuing operations	$14,274,194	$(601,030)	$14,875,224
Net income (loss) from discontinued operations, net of taxes	$(5,927,773)	$203,994	$(6,131,767)
Net income (loss)	$7,634,352	$(412,075)	$8,046,427

Sales

We record product sales primarily through two main delivery channels, direct to consumers via online capabilities (E-commerce) and direct to wholesalers utilizing our internal sales team. In addition, we record revenue upon delivery of services (consulting, marketing and brand strategy). The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Fiscal 2019	% of total	Fiscal 2018	% of total

Wholesale sales	$8,878,901	37.5%	$-	0%
Consumer sales	14,772,650	62.5%	-	0%
Service oriented sales	-		459,091	100%
Total net sales	$23,651,551		$459,091

The increase in net sales attributable to our wholesale and consumer sales are directly related to the Mergers in December 2018.

As described elsewhere in this report, from time to time we have accepted equity positions as compensation for our services. The following table provides information for fiscal 2019 and fiscal 2018 regarding the amount of our total net sales in each of those periods for which we received an equity position in lieu of cash.

Fiscal 2019		Fiscal 2018
Amount	% total net sales	Amount	% total net sales

$-	-%	$200,000	43.5%

While our management believes this policy could potentially benefit our company, this practice has had an adverse impact on our cash flow from operations and holding these securities could subject our company to additional valuation impacts in future periods as a result of the need to value these holdings on a quarterly basis.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for our product sales, and includes labor for our service sales.  The following table provides information on the cost of sales to our net sales for fiscal 2019 and 2018:

	Fiscal 2019	Fiscal 2018	change

Product sales	$9,083,558	$-	$9,083,558
Service related sales	53,119	104,010	(50,891)
Total cost of sales	$9,136,677	$104,010	$9,032,667

Operating expenses

Our principal operating expenses include staff related expense, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, travel, rent, professional service fees, and business insurance expense. Our operating expenses on a consolidated basis increased 1,262% in fiscal 2019 from fiscal 2018 and is directly related to the Mergers and the significant ramp up of that business.

The following table provides information on our approximate operating expenses for fiscal 2019 and fiscal 2018:

	Fiscal 2019	Fiscal 2018	change

Staff related expense	$8,995,969	$1,105,102	$7,890,867
Accounting/legal expense	1,041,267	397,630	643,637
Professional outside services	1,559,330	336,273	1,263,057
Advertising/marketing/social media/events/tradeshows	5,151,795	143,701	5,008,094
Sponsorships	2,679,330	-	2,679,330
Affiliate commissions	1,627,372	-	1,627,372
Merchant fees	1,670,085	-	1,670,085
Travel expense	712,811	158,357	554,453
Rent	672,697	213,697	459,000
Business insurance	344,432	201,171	143,261
Non-cash stock compensation	2,688,530	598,581	2,089,949
Totals	$27,183,620	$3,154,513	$24,029,107

The increase in staff related expense is a direct result of the build out of the CBDI team. The increase in professional outside services is related to the use of outside agencies and firms to support the growth while we built our infrastructure. The increase in advertising/marketing, sponsorships, affiliate commissions, and travel are a result of execution on the business strategy and building of the CBD brand while increasing market share. The increase in merchant fees is a direct result of increased business through our E-commerce site. For the year ended September 30, 2019, the Company also had an impairment of $436,578 on intangible assets that no longer have a useful life or value for the business based on the current business focus.

Corporate overhead

Included in our consolidated operating expenses are expenses associated with our corporate overhead which are not allocated to the operating business unit, including (i) staff related expenses; (ii) accounting and legal expenses; (iii) professional outside services; (iv) travel and entertainment expenses; (v) rent; (vi) business insurance; and (vii) non-cash stock compensation expense.

The following table provides information on our approximate corporate overhead for fiscal 2019 and 2018:

	Fiscal 2019	Fiscal 2018	change

Staff related expense	$1,157,054	$1,105,102	$51,952
Accounting/legal expense	931,373	397,630	533,743
Professional outside services	931,460	336,273	595,187
Travel expense	92,593	158,357	(65,764)
Rent	175,592	213,697	(38,105)
Business insurance	262,200	201,171	61,029
Non-cash stock compensation	2,688,530	598,581	2,089,949
Totals	$6,238,802	$3,010,811	$3,227,992

The overall increase in corporate operating expenses is related to the maturation of the entire organization and ongoing pubic company related expenses. Specifically, the accounting/legal expense and professional outside services increases are related to the Mergers, two additional registration statement filings and secondary financings by the company. The increase in non-cash stock compensation reflects the issuance of options relevant to the increased employee count.

Other income and other non-operating expenses

Interest income (expense)

Our interest income (expense) was $75,071 and $0 for fiscal 2019 and fiscal 2018, respectively.

Contingent liability

As consideration for the Mergers, under the terms of the Merger Agreement, we had a contractual obligation to issue 15,250,000 Initial Shares of our common stock, after approval by our shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 shares and 8,750,000 shares, both of which are subject to leak out provisions, and the 8,750,000 tranche of shares will also vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 Earnout Shares of our common stock can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the closing date of the Mergers.

The Initial Shares and Earnout Shares were approved by our shareholders and the Initial Shares were issued on April 19, 2019. The Initial Shares value at April 19, 2019 was $53,215,163, and with the issuance of the Initial Shares, the contingent liability related to the Initial Shares was reclassified to shareholders’ equity by $53,215,163.

The earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non cash other expense and decreases in the liability recorded as non cash other income. The value of the contingent liability is $50,600,000 at September 30, 2019, as compared to $74,353,484 at the merger date, December 20, 2018. During the year we had an increase in value of $32,461,680 of the continent liability and a reclassification out of the liability of $56,215,164 for issuance of the Initial Shares and settlement of acquired liabilities. The increase of $32,461,680 is recorded as other expense in our consolidated statement of operations appearing later in this report. The Company utilizes both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the increase in the value of the contingent liability was the increase of the Company’s common stock price, which was $3.96 at September 30, 2019 as compared to $3.11 on December 20, 2018.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized gain (loss) on marketable securities. On October 1, 2018, as a result of the adoption of ASU 2016-01 – Financial Instruments, the Company now records changes in fair value of equities held as unrealized gains (losses) on marketable securities in the statement of operations at each period beginning October 1, 2018 and prior to that recorded unrealized gain or loss in other comprehensive income (loss). For fiscal 2019 and 2018 we recorded $(605,276) and $0 of realized and unrealized gain (loss) on marketable and other securities, which includes an impairment of $502,560. The discontinuing operations recorded an realized and unrealized gain (loss) of $(2,337,280) which is included in the net gain (loss) from discontinued operations on the statement of operations. For fiscal 2018 we recorded other comprehensive loss of $(2,512,539).

Liquidity and Capital Resources

 We had cash and cash equivalents on hand of $4,689,966 and working capital of $12,033,157 at September 30, 2019 as compared to cash on hand of $4,282,553 and working capital of $10,820,192 at September 30, 2018. Our current assets increased approximately 33.5% at September 30, 2019 from September 30, 2018, and is primarily attributable to an increase of cash, accounts receivable, deposits, merchant reserve, inventory, and prepaid expenses, offset by a decrease in marketable and other securities and assets from discontinued operations. Our current liabilities increased approximately 282.5% at September 30, 2019 from September 30, 2018. This increase is primarily attributable to increases in accounts payable and accrued expenses, offset by decreases in liabilities from discontinued operations. Both the changes in our current assets and current liabilities are also reflective of the change in focus to the CBD business during fiscal 2019.

During fiscal 2019 we used cash primarily to fund our operations in addition to increases in our accounts receivable.

We do not have any commitments for capital expenditures. We have multiple endorsement or sponsorship agreements for varying time periods up through December 2022 and provide for financial commitments from the Company based on performance/participation (see Note 13 Commitments and Contingencies). We have sufficient working capital to fund our operations.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $15,377,467 and $5,573,094 for fiscal 2019 and fiscal 2018, respectively.

On November 16, 2017 we closed an IPO and raised net proceeds of $10,932,535. On October 2, 2018 we closed a follow-on firm underwritten public offering of shares of our common stock resulting in total net proceeds to us of $6,356,998. On May 15, 2019 we closed a follow-on firm underwritten public offering of shares of our common stock resulting in total net proceeds to us of $12,650,600. On October 16, 2019 we closed a follow-on firm underwritten public offering of shares of our Series A Convertible Preferred Stock resulting in total net proceeds to us of $4,525,100. We are using the net proceeds from the offerings for brand development and expansion, advertising, marketing, and general working capital.

Related Parties

As described in Note 9 notes to our consolidated financial statements appearing elsewhere in this report, we have engaged in a number of related party transactions. We have reported transactions with related parties within the consolidated financial statements as well as within the notes to the consolidated financial statements. These transactions also are reported as sales with related parties (see Note 9 Related Party Transactions in the consolidated financial statements for more information).

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

Recent Accounting Pronouncements

Please see Note 1–Organization and Summary of Significant Accounting Policies appearing in the notes to our consolidated financial statements included in this report for information on accounting pronouncements.

Off Balance Sheet Arrangements

We have multiple leases for office, warehouse and lab facilities with varying termination dates up through December 2027. These leases provide for standard annual increases and are described further in Note 17 – Leases.

In addition, we have multiple endorsement or sponsorship agreements for varying time periods up through December 2022 and provide for financial commitments from the Company based on performance/participation (see Note 13 Commitments and Contingencies).

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

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls were effective at September 30, 2019.

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

●
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As an emerging growth company experiencing rapid growth, we have worked diligently to improve processes within the Company which has created continuous change, specifically including in our IT and manufacturing environments that increase risk related to transaction processing which can impact our financial reporting. We have implemented a significant number of manual compensating controls to address this risk.

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

Our management, including our co-CEOs and our CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION.

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2020 Annual Meeting of Shareholders to be filed on or prior to January 28, 2020 (the “Proxy Statement”) and is incorporated herein by this reference.

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

ITEM 16.
FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

cbdMD, Inc.

Date: December 18, 2019	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast
Co-Chief Executive Officer (co-Principal Executive Officer)

cbdMD, Inc.

Date: December 18, 2019	By:	/s/ Raymond S. Coffman
Raymond S. Coffman
Co-Chief Executive Officer (co-Principal Executive Officer)

cbdMD, Inc.

Date: December 18, 2019	By:	/s/ Mark S. Elliott
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

Name	Positions	Date

/s/ Martin A. Sumichrast	Chairman of the Board of Directors, Co-Chief Executive Officer
Martin A. Sumichrast		December 18, 2019

/s/ Raymond S, Coffman	Co-Chief Executive Officer, Director
Raymond S. Coffman		December 18, 2019

/s/ Anthony K. Shriver	Director
Anthony K. Shriver		December 18, 2019

/s/ Seymour G. Siegel	Director
Seymour G. Siegel		December 18, 2019

/s/ Bakari Sellers	Director
Bakari Sellers		December 18, 2019

/s/ Gregory C. Morris	Director
Gregory C. Morris		December 18, 2019

/s/ Scott Stephen	Director
Scott Stephen		December 18, 2019

/s/ Peter Ghiloni	Director
Peter Ghiloni		December 18, 2019

/s/ William Raines III	Director
William Raines III		December 18, 2019

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
1.1	Form of Underwriting Agreement dated September 28, 2018 by and between Level Brands, Inc. and ThinkEquity, a Division of Fordman Financial Management, Inc.	S-1	9/26/18	1.1
1.2	Form of Underwriting Agreement dated May 13, 2019 by and between cbdMD, Inc. and ThinkEquity, a Division of Fordman Financial Management, Inc.	8-K	5/14/19	1.1
1.3	Underwriting Agreement dated October 10, 2019 by and between cbdMD, Inc. and ThinkEquity, a Division of Fordham Financial Management, Inc.	8-K	10.16	1.1
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/4/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation filed December 5, 2016	1-A	9/18/17	2.5
3.6	Bylaws, as amended	1-A	9/18/17	2.6
3.7	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7
3.8
Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8% Series A Cumulative Convertible Preferred Stock filed October 11, 2019
		8-A	10/11/19	3.1(f)
4.1	Form of placement agent warrant issued in June 2015 private placement	1-A	9/18/17	3.3
4.2	Form of placement agent warrant issued in December 2015 private placement	1-A	9/18/17	3.4
4.3	Form of warrant issued in 8% convertible promissory note offering	1-A	9/18/17	3.5
4.4	Form of selling agents’ warrant issued in November 2017 initial public offering	1-A/A	10/12/17	3.6
4.5	Form of common stock certificate of the registrant	1-A	9/18/17	3.7
4.6	2015 Equity Compensation Plan	1-A	9/18/17	3.8
4.7	Form of stock option award under 2015 Equity Compensation Plan+	1-A	9/18/17	3.9
4.8	Form of warrant issued to Andre Carthen	1-A	9/18/17	3.10
4.9	Form of warrant issued to Nicholas Walker	1-A	9/18/17	3.11
4.10	Form of representative’s warrant dated November 16, 2018	S-1	9/26/18	4.10
4.11	Form of Representative’s Warrant dated May 15, 2019	8-K	5/14/19	4.1
4.12	Form of Representative’s Warrant dated October 16, 2019	8-K	10/16/19	4.1
10.1	Contribution Agreement by and between Beauty & Pin-Ups, Inc. and Beauty and Pin Ups LLC dated April 13, 2015	1-A	9/18/17	7.1

10.2	Operating Agreement of Beauty and Pin Ups LLC, as amended	1-A	9/18/17	6.1
10.3	Executive Employment Agreement dated January 1, 2017 by and between Level Brands, Inc. and Martin A. Sumichrast +	1-A	9/18/17	6.10
10.4	Executive Employment Agreement dated January 2, 2017 by and between Level Brands, Inc. and Mark S. Elliott +	1-A	9/18/17	6.11
10.5	Master Advisory and Consulting Agreement dated February 8, 2017 by and between Level Brands, Inc. and kathy Ireland® Worldwide	1-A	9/18/17	6.12
10.6	Sublease dated January 1, 2017 by and between Kure Franchise, LLC and Level Brands, Inc.	1-A	9/18/17	6.16
10.7	Wholesale License Agreement dated January 12, 2017 by and between kathy ireland ®Worldwide and I'M1, LLC	1-A	9/18/17	6.18
10.8	Amended and Restated Limited Liability Company Agreement of I'M1, LLC effective January 1, 2017	1-A	9/18/17	6.19
10.9	Amended and Restated Limited Liability Company Agreement of Encore Endeavor 1 LLC effective January 1, 2017	1-A	9/18/17	6.20
10.10	Amended and Restated Membership Interest Exchange Agreement dated March 24, 2017, effective January 6, 2017, by and among IM1 Holdings, LLC, I'M1, LLC and Level Brands, Inc.	1-A	9/18/17	7.2
10.11	Amended and Restated Membership Interest Exchange Agreement dated March 24, 2017, effective January 6, 2017, by and among EE1 Holdings, LLC, Encore Endeavor I LLC and Level Brands, Inc.	1-A	9/18/17	7.3
10.12	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.13	Amendment to Executive Employment Agreement dated April 1, 2017 by and between Level Brands, Inc. and Martin A. Sumichrast +	1-A	9/18/17	6.27
10.14	License Agreement dated March 29, 2017 by and among I'M1, LLC, Kure Corp. and Kure Franchise, LLC	1-A	9/18/17	6.28
10.15	Television Series Consulting Agreement dated March 1, 2017 by and between Multi-Media Productions Inc. and Encore Endeavor 1, LLC	1-A	9/18/17	6.30
10.16	Advisory Agreement dated May 9, 2017 by and between Formula Four Beverages Inc., I'M1, LLC and Encore Endeavor 1, LLC	1-A	9/18/17	6.31
10.17	Membership Interest Sale and Purchase Agreement by and among Priel Maman, Level Brands, Inc. and Beauty and Pin-Ups, LLC dated April 26, 2017	1-A	9/18/17	6.33
10.18	License Agreement dated March 29, 2017 by and between I'M1, LLC and Andre Phillipe, Inc.	1-A	9/18/17	6.35
10.19	Recording Master License Agreement dated May 23, 2017 by and between McCoo & Davis, Inc. and Encore Endeavor 1 LLC	1-A	9/18/17	6.36
10.20	License Agreement dated June 27, 2017 by and between I'M1, LLC and Loose Leaf Eyewear and Accessories LLC.	1-A	9/18/17	6.42
10.21	Advisory Agreement dated August 9, 2017 by and among Damiva Inc., I'M1, LLC and Encore Endeavor 1, LLC	1-A	9/18/17	6.43
10.22	Representation Agreement dated August 1, 2017 by and among Encore Endeavor 1 LLC, Romero Britto and Britto Central, Inc.	1-A	9/18/17	6.44
10.23	Amended and Restated Representation Agreement dated September 12, 2017 by and among Encore Endeavor 1 LLC, Dada Media, Inc. and David Tutera	1-A	9/18/17	6.45
10.24	Amendment dated September 8, 2017 to Master Advisory and Consulting Agreement by and between Level Brands, Inc. and kathy Ireland® Worldwide	1-A	9/18/17	6.47
10.25	Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc. and kathy ireland® Worldwide+	1-A	9/18/17	6.48
10.26	Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc. and Andre Carthen	1-A	9/18/17	6.49
10.27	Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc. and Nicholas Walker	1-A	9/18/17	6.50
10.28	Advisory Agreement dated September 1, 2017 by and between Level Brands, Inc. and Jon Carrasco +	1-A	9/18/17	6.52

10.29	Production Services Agreement dated September 19, 2017 by and between Multimedia Productions, Inc. and Encore Endeavor 1, LLC	1-A/A	10/12/17	6.53
10.30	License Agreement dated September 8, 2017 by and between Level Brands, Inc. and kathy ireland® Worldwide	1-A	9/18/17	6.54
10.31	Advisory Agreement dated September 22, 2017 by and between SG Blocks, Inc. and Encore Endeavor 1, LLC	1-A/A	10/12/17	6.55
10.32	Form of Revolving Line of Credit Loan Agreement dated December 12, 2017 by and between Level Brands, Inc. and Kure Corp.	8-K	12/12/17	10.64
10.33	Form of Security Agreement dated December 12, 2017 by and between Level Brands, Inc. and Kure Corp.	8-K	12/12/17	10.65
10.34	Form of Promissory Note in the principal amount of $500,000 dated December 12, 2017 due from Kure Corp.	8-K	12/12/17	10.66
10.35	Sublease dated December 21, 2017 by and between Kure Franchise, LLC and Level Brands, Inc.	10-K	12/26/17	10.66
10.36	License Agreement dated December 30, 2017 by and between Level Brands, Inc. and Isodiol International, Inc.	8-K	1/5/18	10.67
10.37	Advisory Agreement dated March 8, 2018 by and between Level Brands, Inc. and Nic Mendoza	10-Q	5/15/18	10.69
10.38	Advisory Agreement dated March 8, 2018 by and between Level Brands, Inc. and Tommy Meharey	10-Q	5/15/18	10.70
10.39	Advisory Agreement dated March 8, 2018 by and between Level Brands, Inc. and Stephen Roseberry	10-Q	5/15/18	10.71
10.40	Sublease effective April 11, 2018 by and between 4th Floor Properties LLC and Level Brands, Inc.	10-Q	5/15/18	10.72
10.41	Amendment to promissory note with Stone Street Partners LLC	10-Q	8/14/18	10.74
10.42	License Agreement dated June 26, 2018 by and between Level Brands, Inc. and Boston Therapeutics, Inc.	8-K	6/27/18	10.73
10.43	First Amendment to License Agreement dated January 19, 2018 by and between Level Brands, Inc. and Isodiol International, Inc.	8-K	1/22/18	10.69
10.44	Executive Employment Agreement dated September 6, 2018 by and between Level Brands, Inc. and Martin A. Sumichrast+	8-K	9/7/18	10.75
10.45	Executive Employment Agreement dated September 6, 2018 by and between Level Brands, Inc. and Mark S. Elliott+	8-K	9/7/18	10.76
10.46	Secured Promissory Note dated December 4, 2018 in the principal amount of $2,000,000 from Cure Based Development LLC	8-K	12/4/18	10.1
10.47	Security Agreement dated December 4, 2018 by and between Level Brands, Inc. and Cure Based Development, LLC	8-K	12/4/18	10.2
10.48	Form of leak out agreement	8-K	12/20/18	10.1
10.49	Form of voting proxy	8-K	12/20/18	10.2
10.50	6% promissory note dated December 20, 2018 to Edge of Business, LLC	8-K	12/20/18	10.3
10.51	Executive Employment Agreement dated December 20, 2018 by and between cbdMD LLC and R. Scott Coffman+	8-K	12/20/18	10.4
10.52	Executive Employment Agreement dated December 20, 2018 by and between cbdMD LLC and Caryn Dunayer+	8-K	12/20/18	10.5
10.53	Mutual Termination of License Agreement dated January 7, 2019 by and between Level Brands, Inc. and Isodiol International, Inc	8-K	1/1/19	10.1
10.54	Amendment to Advisory Agreement dated January 14, 2019 with Maxim Group LLC	10-Q	2/14/19	10.85
10.55	Advisory Agreement dated January 15, 2019 with Joseph Gunnar LLC	10-Q	2/14/19	10.86
10.56	Amendment to Wholesale License Agreement dated September 8, 2017 by and between Level Brands, Inc., and kathy ireland ® Worldwide	10-Q	2/15/19	10.87
10.57	Office Lease, dated July 11, 2019	10-Q	8/14/19	10.1
10.58	Form of Lock-Up Agreement with the Affiliates	8-K	5/14/19	10.1
10.59	Form of Lock-Up Agreement with the FINRA Member	8-K	5/14/19	10.2
10.60	Form of Lock-Up Agreement	8-K	10/16/19	10.1
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
21.1	Subsidiaries of the registrant				Filed
23.1	Consent of Cherry Bekaert LLP				Filed

24.1	Power of attorney (included on signature page of this report)				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer				Filed
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
99.1	Audited financial statements of Cure Based Development, LLC for the period of August 3, 2017 (inception) through December 31, 2017 and for the eight months ended August 31, 2018	8-K	12/20/18	99.1
99.2	Unaudited financial statements of Cure Based Development LLC for the nine months ended September 30, 2018	8-K	2/22/19	99.2
99.3	Proforma Financial statements of Level Brands, Inc for the fiscal year ended September 30, 2018.	8-K	2/22/19	99.3
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase

+	Indicated management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
cbdMD, Inc. and subsidiaries
Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of cbdMD, Inc. and subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Charlotte, North Carolina
December 18, 2019

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND 2018

	2019	2018
Assets

Current assets:
Cash and cash equivalents	$4,689,966	$4,282,553
Accounts receivable	1,425,697	307,874
Accounts receivable - related party	-	1,537,863
Accounts receivable other	160,137	1,743,874
Accounts receivable – discontinued operations	1,080,000	-
Marketable securities	198,538	1,050,961
Investment other securities	600,000	1,159,112
Note receivable	-	459,000
Note receivable – related party	-	156,147
Deposits	6,850	-
Merchant reserve	519,569	-
Inventory	4,301,586	123,223
Inventory prepaid	903,458	-
Deferred issuance costs	93,954	28,049
Prepaid consulting agreement	-	200,000
Prepaid rent	-	180,000
Prepaid software	206,587	-
Prepaid equipment deposits	868,589	-
Prepaid expenses and other current assets	688,104	561,491
Total current assets	15,743,035	11,790,147

Other assets:
Property and equipment, net	1,715,557	53,480
Deposits for facilities	754,533	-
Intangible assets, net	21,635,000	3,173,985
Goodwill	54,669,997	-
Total other assets	78,775,087	3,227,465

Total assets	$94,518,122	$15,017,612

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND 2018
(continued)

	2019	2018
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$3,021,271	$473,717
Accounts payable – related party	-	7,860
Deferred revenue	-	161,458
Accrued expenses	681,269	6,920
Accrued expenses – related party	-	320,000
Customer deposit – related party	7,339	-
Total current liabilities	3,709,878	969,955

Long term liabilities
Long term liabilities	363,960	7,502
Contingent liability	50,600,000	-
Deferred tax liability	2,240,300	21,000
Total long term liabilities	53,204,260	28,502

Total liabilities	56,914,138	998,457

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, no shares issued and outstanding	-	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
27,720,356 and 8,123,928 shares issued and outstanding, respectively	27,720	8,124
Additional paid in capital	97,186,524	21,781,095
Accumulated other comprehensive income (loss)	-	(2,512,539)
Accumulated deficit	(59,610,260)	(6,669,497)
Total cbdMD, Inc. shareholders' equity	37,603,984	12,607,183
Non-controlling interest	-	1,411,972
Total shareholders' equity	37,603,984	14,019,155

Total liabilities and shareholders' equity	$94,518,122	$15,017,612

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Sales	$28,023,848	$-
Sales related party	55,596	459,091
Total Gross Sales	28,079,444	459,091
Allowances	(4,427,893)	-
Net sales	23,595,955	-
Net sales related party	55,596	459,091
Total Net Sales	23,651,551	459,091
Costs of sales	9,136,677	104,010
Gross profit	14,514,873	355,081

Operating expenses excluding impairment losses	28,875,186	-
Impairment of intangible assets	436,578	-
Operating expenses	29,311,764	2,152,149
Income (loss) from operations	(14,796,891)	(1,797,068)
Realized and unrealized gain (loss) on marketable securities	(102,716)	-
Impairment on investment other securities	(502,560)	-
(Increase) decrease of contingent liability	(32,461,680)	-
Interest income	75,071	-
Income (loss) before provision for income taxes	(47,788,776)	(1,797,068)
Provision for income taxes	2,359,000	-
Net Income (loss) from continuing operations	(45,429,776)	(1,797,068)
Net Income (loss) from discontinued operations, net of tax (Note 15)	(5,927,773)	1,859,902

Net Income (loss)	$(51,357,549)	62,834
Net Income (loss) attributable to non-controlling interest from discontinued operations (Note 15)	(929,323)	474,909
Net Income (loss) attributable to common shareholders	$(50,428,226)	$(412,075)

Earnings (Loss) per share
Continuing operations	$(2.54)	$(0.23)
Discontinued operations	(0.28)	0.18
Basic earnings per share	$(2.82)	$(0.05)
Basic weighted average number of shares	17,887,247	7,742,644

Diluted
Continuing operations	$-	$-
Discontinued operations	-	0.18
Diluted earnings per share	$-	$-
Diluted weighted average number of shares	17,887,247	7,749,942

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018

Net Income (Loss)	$(51,357,549)	$62,834
Other Comprehensive Income:
Continued operations – Net Unrealized Gain (Loss) on Marketable Securities, net of tax of $0	-	(130,026)
Discontinued operations - Net Unrealized Gain (Loss) on Marketable Securities, net of tax of $0	-	(2,382,513)
Comprehensive Income (Loss)	(51,357,549)	(2,449,705)

Comprehensive Income (loss) attributable to non-controlling interest	(929,323)	474,909
Comprehensive Income (Loss) attributable to cbdMD, Inc. common shareholders	$(50,428,226)	$(2,924,614)

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(51,357,549)	$62,834
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	2,458,530	639,631
Restricted stock expense	230,000	39,100
Depreciation and amortization	289,574	222,546
Issuance of stock / warrants for services	289,750	496,502
Realized and unrealized (gain)/loss on marketable securities	2,439,996	-
Impairment on investment other securities	502,560	-
Inventory impairment	-	262,343
Impairment on discontinued operations	3,398,438	-
Payment in-kind interest	(30,000)	-
Loss on sale of property and equipment -discontinued operations	39,013	69,311
Increase/(decrease) in contingent liability	32,461,680	-
Intangible impairment	436,578	240,000
Non-cash consideration received for services provided	(470,000)	(3,404,502)
Changes in operating assets and liabilities:
Accounts receivable	60,155	(499,373)
Accounts receivable - related party	(462,137)	(492,577)
Other accounts receivable	2,737	(1,890,434)
Other accounts receivable – related party	-	236,364
Inventory	(3,123,437)	255,894
Note receivable	-	(459,000)
Note receivable – related party	156,147	120,228
Deposits	(761,383)	-
Merchant reserve	(93,316)	-
Prepaid inventory	(903,458)	-
Proceeds from sale of securities	410,094	-
Prepaid consulting agreement	-	(200,000)
Prepaid rent	180,000	(180,000)
Prepaid expenses and other current assets	(963,044)	(529,335)
Accounts payable and accrued expenses	2,280,726	285,156
Accounts payable and accrued expenses – related party	(7,502)	(951,824)
Deferred Revenue/customer deposits	(416,619)	120,041
Deferred tax liability	(2,425,000)	(16,000)
Cash used by operating activities	(15,377,467)	(5,573,095)

Cash flows from investing activities:
Net cash used for merger	(916,555)	-
Purchase of other investment securities	-	(300,000)
Purchase of intangible assets	(50,000)	(360,000)
Purchase of property and equipment	(1,198,618)	(23,559)
Cash provided by (used by) investing activities	(2,133,850)	(683,559)

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018
(continued)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,009,897	10,927,535
Note payable – related party	(764,300)	-
Deferred issuance costs	(326,868)	(672,574)
Cash provided by financing activities	17,918,729	10,254,961
Net (decrease) increase in cash	407,413	3,998,307
Cash and cash equivalents, beginning of year	4,282,553	284,246
Cash and cash equivalents, end of year	$4,689,966	$4,282,553

Supplemental Disclosures of Cash Flow Information:

	2019	2018

Cash Payments for:
Interest expense	$39,295	$955

Non-cash financial/investing activities:
Equity investment exchange to be issued in the future, included in Accounts receivable other	$-	$160,000
Stock received for prior period services, adjusted for other accounts receivable write down prior to receipt – from discontinued operations	$1,352,000	$-
Warrants issued to secondary selling agent	$309,592	171,600
Adoption of ASU 2016-01	$2,512,539	$-
Acquisition of property and equipment through a finance lease arrangement	$249,100	$-

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Income(loss)	Deficit	Interest	Total
Balance, September 30, 2018	8,123,928	8,124	21,781,095	(2,512,539)	(6,669,497)	1,411,972	14,019,155
Issuance of common stock	1,971,428	1,971	6,355,027	-	-	-	6,356,998
Issuance of options for share based compensation	-	-	143,673	-	-	-	143,673
Issuance of stock costs	-	-	(205,569)	-	-	-	(205,569)
Adoption of ASU 2016-01	-	-	-	2,512,539	(2,512,539)	-	-
Net loss	-	-	-	-	(2,109,715)	(79,149)	(2,188,864)
Balance, December 31, 2018	10,095,356	10,095	28,074,224	-	(11,291,751)	1,332,823	18,125,391
Issuance of options for share based compensation	-	-	19,475	-	-	-	19,475
Issuance of stock and warrants for services	75,000	75	289,675	-	-	-	289,750
Net loss	-	-	-	-	(31,791,738)	(58,536)	(31,850,274)
Balance, March 31, 2019	10,170,356	10,170	28,383,374	-	(43,083,489)	1,274,287	(13,415,658)
Issuance of common stock for merger	15,250,000	15,250	53,199,913	-	-	-	53,215,163
Issuance of common stock	2,300,000	2,300	12,650,600	-	-	-	12,652,900
Issuance of options for share based compensation	-	-	1,859,664	-	-	-	1,859,664
Issuance of stock costs	-	-	(55,393)	-	-	-	(55,393)
Issuance of stock and warrants for services			92,000	-	-	-	92,000
Net loss	-	-	-	-	(27,699,247)	(1,503,707)	(29,202,954)
Balance, June 30, 2019	27,720,356	27,720	96,130,158	-	(70,782,736)	(229,420)	25,145,722
Issuance of options for share based compensation	-	-	573,718	-	-	-	573,718
Transfer NCI to APIC (see Note14)	-	-	482,648	-	-	(482,648)	-
Net income (loss)	-	-	-	-	11,172,476	712,068	11,884,544
Balance, September 30, 2019	27,720,356	27,720	97,186,524	-	(59,610,260)	-	37,603,984

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Income(loss)	Deficit	Interest	Total
Balance, September 30, 2017	5,792,261	5,792	10,463,480	-	(6,257,421)	937,063	5,148,914
Issuance of common stock	2,000,000	2,000	9,971,114	-	-	-	9,973,114
Issuance of options for share based compensation	-	-	17,114	-	-	-	17,114
Issuance of stock for deferred IPO costs	-	-	171,600	-	-	-	171,600
Issuance of stock and warrants for services	6,667	7	36,995	-	-	-	37,002
Issuance of restricted stock for share based compensation	-	-	39,100	-	-	-	39,100
Other Comprehensive income (loss)	-	-	-	33,500	-	-	33,500
Net loss	-	-	-	-	(1,132,928)	(131,855)	(1,264,783)
Balance, December 31, 2017	7,798,928	7,799	20,699,403	33,500	(7,390,349)	805,208	14,155,561
Issuance of common stock	-	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	13,952	-	-	-	13,952
Issuance of stock and warrants for services	235,000	235	19,765	-	-	-	20,000
Other Comprehensive income (loss)	-	-	-	(630,077)	-	-	(630,077)
Net income	-	-	-	-	1,404,397	238,523	1,642,920
Balance, March 31, 2018	8,033,928	8,034	20,733,120	(596,577)	(5,985,952)	1,043,731	15,202,356
Issuance of options for share based compensation	-	-	355,653	-	-	-	355,653
Issuance of stock and warrants for services	85,000	85	420,915	-	-	-	421,000
Other Comprehensive income (loss)	-	-	-	(1,326,727)	-	-	(1,326,727)
Net income	-	-	-	-	206,073	359,180	565,253
Balance, June 30, 2018	8,118,928	8,119	21,509,688	(1,923,304)	(5,779,879)	1,402,911	15,217,535
Issuance of options for share based compensation	-	-	252,912	-	-	-	252,912
Issuance of stock and warrants for services	5,000	5	18,495	-	-	-	18,500
Other Comprehensive income (loss)	-	-	-	(589,235)	-	-	(589,235)
Net income (loss)	-	-	-	-	(889,618)	9,061	(880,557)
Balance, September 30, 2018	8,123,928	8,124	21,781,095	(2,512,539)	(6,669,497)	1,411,972	14,019,155

See Notes to Consolidated Financial Statements

CBDMD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

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

On December 20, 2018 the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, cbdMD LLC survived and operates the prior business of Cure Based Development. On April 10, 2019, cbdMD LLC was renamed to CBD Industries LLC (“CBDI”). As consideration for the Mergers, the Company had a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement, as well as to issue another 15,250,000 shares of our common stock in the future upon earnout goals being within the next 5 years. The Company’s shareholders approved the issuance of the 15,250,000 shares of common stock and they were issued to members of Cure Based Development on April 19, 2019. CBDI produces and distributes various high-grade, premium cannabidiol oil (“CBD”) products under the cbdMD brand. CBD is a natural substance produced from the hemp plant and the products manufactured by CBDI are non psychoactive as they do not contain tetrahydrocannabinol (THC).

Effective September 30, 2019, the Company abandoned and ceased operations of four business subsidiaries: Encore Endeavor 1, LLC (“EE1”), I’M1, LLC (“IM1”), Beauty and Pin Ups, LLC (“BPU”) and Level H&W, LLC (“Level H&W”). Therefore, the results of operations related to these subsidiaries for the Company are reported as discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary CBDI. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain amounts previously presented in the consolidated financial statements have been reclassified to conform to the current year presentation.  Such reclassifications had no effect on previously reported net loss, shareholders’ equity or cash flows.

Use of Estimates

The preparation of the Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”), and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, common stock issued prior to the IPO, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, contingent liability and, hence consideration for the Mergers is a material estimate. Actual results could differ from these estimates.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when acquired to be cash equivalents.

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit can be extended to wholesale and retail customers after an evaluation of customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2019, we have an allowance for doubtful accounts of $7,286, and had no allowance at September 30, 2018.

In addition, the Company has in the past entered into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either an investment marketable security (when the customer is a publicly traded entity) or as an investment other security (when the customer is a privately held entity).

Accounts receivable and accounts receivable other items that involve a related party are indicated as such on the face of the consolidated financial statements.

Receivable and Merchant Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors. The arrangement with the payment processors requires that the Company pay a fee between 5.95% - 6.95% of the transaction amounts processed. Pursuant to this agreement, there is a waiting period between 2 - 14 days prior to reimbursement to the Company, and as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At September 30, 2019, the receivable from payment processors included approximately $227,050 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet and $519,569 for the reserve amount for a total receivable of $746,619.

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

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for routine maintenance and repairs are charged to operations as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for show booths and equipment, three years for computer, furniture and equipment, and three years for software. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statements of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

Goodwill

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. Goodwill is not subject to amortization but must be evaluated for impairment annually. The Company tests for goodwill impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In performing a goodwill test, the Company performs a qualitative evaluation and if necessary, a quantitative evaluation. Factors considered in the qualitative test include specific operating results as well as new events and circumstances impacting the operations or cash flows of the business acquired. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of the business to the respective fair value. The Company determines the fair value of its acquired business using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows while the market-based approach utilizes market multiples. These approaches are dependent upon internally-developed forecasts that are based upon annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective acquired business and in the internally-developed forecasts.

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, definite lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

In conjunction with any acquisitions, the Company refers to ASC-805 as amended by Accounting Standards Update (“ASU”) 2017-01 in determining if the Company is acquiring any inputs, processes or outputs and the impact that such factors would have on the classification of the acquisition as a business combination or asset purchase. Additionally, the Company refers to the aforementioned guidance in reviewing all acquired assets and assumed liabilities for valuation in a business combination, including the determination of intangible asset values and contingent liabilities.

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

In determining the fair value of the contingent liability, the Company utilizes level 3 inputs and engages a third party valuation firm for assistance in the fair value determination.

The Company recognized both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its Consolidated Balance Sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares at that time, in the amount of $53,215,163, was reclassified from contingent liability to additional paid in capital on the balance sheet.

For the fiscal year ended September 30, 2019, the contingent liabilities associated with the business combination were increased by $32,461,680 to reflect their reassessed fair values as of September 30, 2019. This increase is reflective of a change in value on the variable number of shares from the merger date of December 20, 2018. In August 2019, the Company updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 8 would be met. The primary catalyst for the $32,461,680 increase in contingent liabilities is the change in the Company’s share price between December 20, 2018 and September 30, 2019. These increases or reductions to the contingent liabilities are reflected within Other Expenses on the consolidated statements of operations.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective method beginning with our quarter ended December 31, 2018. The adoption of the new revenue standards as of October 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product, the services have been rendered, or the usage-based royalty has been earned. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to any of its revenue streams, no adjustment to retained earnings was required upon adoption.

Under ASC 606, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of September 30, 2019:

	At September 30, 2019	2020 and thereafter

Future performance obligations	$0	$0

Allocation of transaction price

In our current business model we do not have contracts with customers which have multiple elements as revenue is driven purely by online product sales or purchase order based product sales. However, at times in the past, the Company had entered into contracts with customers wherein there were multiple elements that may have disparate revenue recognition patterns. In such instances, the Company must allocate the total transaction price to these various elements. This is achieved by estimating the standalone selling price of each element, which is the price at which we sell a promised good or service separately to a customer.

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

Revenue recognition

The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping (and is typically FOB shipping) which is when our performance obligation is met. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company currently offers a 30 day, money back guarantee.

In regard to sales for services provided, the Company records revenue when the customer has accepted services and the Company has a right to payment. Based on the contracted services, revenue is recognized when the Company invoices customers for completed services at agreed upon rates or revenue is recognized over a fixed period of time during which the service is performed.

Disaggregated Revenue

Our product revenue is generated primarily through two sales channels, E-commerce and wholesale channels. We also generate service related sales, although this type of revenue is not a primary focus. We believe that these categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors.

A description of our principal revenue generating activities are as follows:

-
Consumer sales - consumer products sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment.

-
Wholesale sales - products sold to our wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

-
Service related sales – services provided to organizations typically consulting services related to branding, marketing, or advisory. Revenue is recognized when services are delivered to the customer, in accordance with the terms of the applicable agreement. Payment terms vary and typically are based on deliverables and agreed upon timelines.

The following table represents a disaggregation of revenue by sales channel:

	Fiscal 2019	% of total	Fiscal 2018	% of total
Wholesale product sales	$8,878,901	37.5%	$-	0%
Consumer product sales	14,772,650	62.5%	-	0%
Service related sales	-	-	459,091	100%
Total net sales	$23,651,551		$459,091

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets.

The below table summarize the net change in contract assets and contract liabilities from October 1, 2018 to September 30, 2019, of which all of these contract liabilities are associated with the discontinued operations more fully described in Note 15:

	Entertainment	Products	Licensing	Total
Balance at September 30, 2018	$37,500	-	$115,625	$153,125
Billed during three months ended December 31, 2018	75,000	265,000	-	340,000
Earned during three months ended December 31, 2018	(68,750)	-	(115,625)	(184,375)
Balance at December 31, 2018	$43,750	$265,000	-	$308,750
Amount returned during three months ended March 31, 2019		(175,000)		(175,000)
Billed during three months ended March 31, 2019	-	-	10,000	10,000
Earned during three months ended March 31, 2019	(18,750)	-	(1,667)	(20,417)
Balance at March 31, 2019	$25,000	$90,000	$8,333	$123,333
Billed during three months ended June 30, 2019	-	-	-	-
Earned during three months ended June 30, 2019	(18,750)	(55,596)	(1,667)	(76,013)
Balance at June 30, 2019	$6,250	$34,404	$6,666	$47,320
Billed during three months ended September 30, 2019	-	-	-	-
Earned or written off during three months ended September 30, 2019	(6,250)	(34,404)	(6,666)	(47,320)
Balance at September 30, 2019	$-	$-	$-	$-

Cost of Sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for our products sales, and includes labor for our service sales. For our product sales, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale, if any, and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These expenses are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their net realizable value.

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $5,151,795 and $143,701 in advertising and related marketing and promotional costs included in operating expenses during the years ended September 30, 2019 and 2018, respectively.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2019 and 2018, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $4,097,190 uninsured balance at September 30, 2019 and a $0 uninsured balance at September 30, 2018. Funds which are not subject to coverage or loss under FDIC were $0 and $4,003,003 at September 30, 2019 and 2018, respectively.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the year ended September 30, 2019. We have four customers whose aggregate accounts receivable balance was approximately 84% of the combined total accounts receivable and accounts receivable discontinued operations as of September 30, 2019. The Company had three customers whose revenue in total represented 75% of the Company’s net sales for the year ended September 30, 2018, such customers represented 51%, 10% and 14% of net sales. The aggregate accounts receivable balance of such customers represented 92% of the Company’s total accounts receivable as of September 30, 2018.

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

Earnings (Loss) Per Share

The Company uses ASC 260-10, “Earnings Per Share” for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

At September 30, 2019 and 2018, 1,643,255 and 781,826 potential shares, respectively, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

Deferred IPO or issuance costs

In following the guidance under ASC 340-10-S99-1, IPO or issuance costs directly attributable to an offering of equity securities have been deferred and charged against the gross proceeds of the offering as a reduction of additional paid-in capital. These costs include legal fees related to the registration drafting and counsel, independent audit costs directly related to the registration and offering, SEC filing and print related costs, exchange listing costs, and IPO/issuance roadshow related costs.

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

NOTE 2 – ACQUISITIONS

On December 20, 2018 (the “Closing”), the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, both North Carolina limited liability companies, completed a two-step merger (the “Merger Agreement”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). The Merger Agreement provided that AcqCo LLC merge with and into Cure Based Development with Cure Based Development as the surviving entity (the “Merger”), and immediately thereafter Cure Based Development merged with and into cbdMD LLC with cbdMD LLC as the surviving entity (the “Secondary Merger” and collectively with the Merger, the “Mergers”). cbdMD LLC was renamed on April 10, 2019 to CBD Industries LLC (“CBDI”) and has continued as a wholly-owned subsidiary of the Company and maintains the operations of Cure Based Development pre-closing. As consideration for the Merger, the Company has a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of aggregate net revenue criteria by CBDI, within 60 months following the Closing. The net revenue criteria are: $20.0, $40.0, $80.0 and $160.0 million, in aggregate $300.0 million (See Note 8 for more information).

The initial 15,250,000 shares were approved by our shareholders and issued on April 19, 2019.

The Company owns 100% of the equity interest of CBDI. The valuation and purchase price allocation for the Mergers has been finalized at September 30, 2019.

During the three months ended March 31, 2019, the Company identified equipment that was improperly excluded from the identified assets acquired in the Mergers. The fair value of this equipment was determined to be $114,275. The purchase price allocation was adjusted by increasing Property and equipment, net and reducing Goodwill by this amount.

In preparing the fiscal year end tax provision, the Company decreased the deferred tax liability by $463,700 and reduced Goodwill by this amount.

During the three months ended June 30, 2019, the Company identified interest overly accrued valued at $10,572 that was in the initial purchase price allocation. The purchase price allocation was adjusted by decreasing goodwill and accrued expenses by this amount.

The following table presents the final purchase price allocation:

Consideration	$74,353,483

Assets acquired:
Cash and cash equivalents	$1,822,331
Accounts receivable	850,921
Inventory	1,054,926
Other current assets	38,745
Property and equipment, net	723,223
Intangible assets	21,585,000
Goodwill	54,669,997
Total assets acquired	80,745,143

Liabilities assumed:
Accounts payable	257,081
Notes payable – related party	764,300
Customer deposits - related party	265,000
Accrued expenses	460,979
Deferred tax liability	4,644,300
Total Liabilities assumed	6,391,660

Net Assets Acquired	$74,353,483

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

The Company also acquired estimated net operating loss carryforwards of approximately $1,996,000, Under Internal Revenue Code (IRC) Section 382, the use of net operating loss (“NOL”) carryforwards may be limited to an annual limit if a change in ownership of a company occurs.

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

On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, cbdMD, and also distributed shares valued at $223,440 to its non-controlling interests. In August 2017, the Company also provided referral services for kathy Ireland® Worldwide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from this customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The Company has classified this stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. Subsequently, the Company has recently met with other investors of the customer and has indicated desire to sell the equity interest of the Company. As of September 30, 2019, based on conversations with other investors, the market for this equity, and potential selling prices negotiated, the Company has determined that the value at September 30, 2019 is $600,000 and an impairment of $502,560 is appropriate for the year ended September 30, 2019.

On September 19, 2017, I’M1 and EE1 in aggregate exercised a warrant for 56,552 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $56,552, which was based on all 2017 financing transactions of the customer set at $1.00 per share, with the most recent third party transaction in August 2017. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company uses factors including financial projections provided by the issuer and conversations with the issuer management regarding the Company’s recent results and future plans and the Company’s financing transactions over the past twelve months. The Company assessed the investment and a recorded a full impairment of $56,552 for the year ended September 30, 2019 in the discontinued operations.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp, formerly a related party. As payment for these services, Kure Corp issued 800,000 shares of its stock to the Company. The customer was a private entity and the stock was valued at $400,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. The Company had classified this common stock, cumulative value of $400,000, as Level 3 for fair value measurement purposes as there were no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. On April 30, 2018, Kure Corp. merged with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company. Details can be reviewed in our Form 10-K previously filed. As a result of this merger we received the first issuance of 380,952 shares from Isodiol and valued them based on the trading price on April 30, 2018 of $0.63 per share which totaled $240,000. We also removed the value of the Kure equity of $400,000 from our Level 3 investments as part of the exchange described above. As the full value of the Kure equity will not be received until the future issuances based on earn out goals, we have recorded an accounts receivable other of $160,000 as of December 31, 2018. On March 31, 2019, Isodiol spun off Kure to its original shareholders by issuing back all original Kure stock. As a result of the spin off, the Company will receive 800,000 shares of Kure stock which we valued at the $160,000 and as Kure is private, the shares will be treated as a Level 3 stock and will be accounted for as the $160,000 accounts receivable other. The Company has determined that the 800,000 shares have a fair market value over $160,000. The Company has assessed the common stock and determined there was not an indication of an impairment at September 30, 2019.

On December 30, 2017 the Company entered into an Agreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. As payment for these services, the Company has received 1,226,435 shares of Isodiol common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol stock upon Isodiol’s acquisition of Kure Corp, giving the Company a total of 1,264,530 shares. At September 30, 2019, the Company has 1,042,193 shares valued at $198,538.

The table below summarizes the assets valued at fair value as of September 30, 2019:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at September 30, 2019

Marketable securities	$198,538	-	$-	$198,538
Investment other securities	-	-	$600,000	$600,000

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2017	$-	$-	$859,112	$859,112
Receipt of equity investment upon completion of services	$3,004,500	$-	$400,000	$3,404,500
Purchase of preferred shares, convertible into common stock	$-	$-	$300,000	$300,000
Exchange of equity via owner merger into public company	$240,000	$-	$(400,000)	$(160,000)
Change in value of equities, other comprehensive income	$(2,193,539)	$-	$-	$(2,193,539)
Balance at September 30, 2018	$1,050,961	$-	$1,159,112	$2,210,073
Receipt of equity investment upon completion of services	$470,000	$-	$-	$470,000
Transfer from AR Other	$1,500,000	$-	$-	$1,500,000
Sale of equities	$(382,428)	$-	$-	$(382,428)
Change in value of equities,	$(2,439,995)	$-	$(559,112)	$(2,999,107)
Balance at September 30, 2019	$198,538	$-	$600,000	$798,538

NOTE 4 – INVENTORY

Inventory at September 30, 2019 and 2018 consists of the following:

	September 30,	September 30,
	2019	2018
Continued Operations:
Finished goods	$3,050,120	$-
Inventory components	1,251,466	-
Inventory prepaid	903,458	-
Total Continued Operations	$5,205,044	$-
Discontinued Operations:
Finished goods	$-	$18,531
Inventory components	-	104,692
Inventory prepaid	-	-
Total Discontinued Operations	$--	$123,223
Total	$5,205,044	$123,223

The discontinued operations at the year ended September 30, 2019 and 2018 had an impairment on inventory of $139,217 and $262,000, respectively. Impairment charges were recorded within operating expenses for the respective periods.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2019 and 2018 consist of the following:

	September 30,	September 30,
	2019	2018
Continued Operations:
Computers, furniture and equipment	$131,077	$18,258
Manufacturing equipment	1,375,986	-
Leasehold improvements	375,954	-
Automobiles	24,892	-
Manufactures’ molds and plates	-	-
	1,907,909	18,258
Less accumulated depreciation	(192,352)	(13,652)
Net property and equipment -continued operations	$1,715,557	$4,606
Discontinued Operations:
Computers, furniture and equipment	$-	$41,512
Show booth and equipment	-	49,123
Manufactures’ molds and plates	-	34,200
	-	124,835
Less accumulated depreciation	-	(75,961)
Net property and equipment -discontinued operations	$-	$48,874
Total Net property and equipment	$1,715,557	$53,480

Depreciation expense for continuing operations related to property and equipment was $187,987 and $6,235 for the years ended September 30, 2019 and 2018, respectively. Depreciation expense for discontinued operations related to property and equipment was $9,861 and $30,009 for the years ended September 30, 2019 and 2018.

NOTE 6 – INTANGIBLE ASSETS

With the Mergers of Cure Based Development, the Company has made a strategic shift toward the CBD business and all entities and their associated intangibles have been assessed during the year ended September 30, 2019 with that focus and their ability to support that business line.

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Andre Carthen and issued 45,500 shares of common stock, valued at $179,725. In addition, the Company agreed to pay $65,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 45,500 shares of common stock at a strike price of $4.00. The warrants were valued at $65,338. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Chef Andre," "Andre Carthen," ACafe" or "Fit Chef" and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. In December 2018, the parties amended the agreement to remove the annual minimum guarantee in return for a one time payment of $70,000. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement. Effective September 30, 2019 it was determined that this asset was no longer useable for the current business focus and at September 30, 2019, the Company recorded an impairment charge for the full carrying value of $296,460 (see below).

On September 8, 2017, the Company entered into a seven year wholesale license agreement with Nicholas Walker and issued 25,000 shares of common stock, valued at $98,750. In addition, the Company agreed to pay $40,000 in cash within 30 days completion of its initial public offering and also issued warrants to purchase 25,000 shares of common stock at a strike price of $4.00. The warrants were valued at $35,900. Under the terms of this nonexclusive agreement, we have the right to use, assign and sublicense the marks, intellectual property and other rights in connection with "Jardin," "Nicholas Walker," "Nicholas Walker Jardin," "Nicholas Walker Garden Party," "Cultivated by Nicholas Walker," and "Jardin Du Jour," and all trade names, trademarks and service marks related to this intellectual property for the purpose of entering into sublicense agreements with third parties for the manufacture, marketing and sale of products utilizing these marks. In December 2018, the parties amended the agreement to remove the annual minimum guarantee in return for a one time payment of $10,000. We are amortizing the capitalized value of the cash, warrants and common stock over the seven year term of the agreement. Effective September 30, 2019 it was determined that this asset was no longer useable for the current business focus and at September 30, 2019, the Company recorded an impairment charge for the full carrying value of $140,118 (see below).

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

In September 2019, the Company purchased the rights to the trademark name HempMD for $50,000. This trademark will be used in the marketing and branding of certain products to be released under this brand name. We believe the trademark does not have limits on the time it will contribute to the generation of cash flows and therefore we have identified these as indefinite-lived intangible assets.

Intangible assets as of September 30, 2019 and 2018 consisted of the following:

	September 30,	September 30,
	2019	2018
Trademark related to cbdMD	$21,585,000	$-
Trademark for HempMD	50,000	-
Wholesale license agreement with Chef Andre Carthen, net	-	262,077
Wholesale license agreement with Nicholas Walker, net	-	147,620
Continuing Operations	21,635,000	409,697

Trademark and other intellectual property related to I’M1	-	971,667
Trademark and other intellectual property related to EE1	-	471,667
Trademark, tradename and other intellectual property related to kathy ireland® Health & Wellness™, net	-	1,074,194
Trademark and other intellectual property related to BPU	-	246,760
Discontinued Operations	-	2,764,288
Total	$21,635,000	$3,173,985

The Company performs an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the guidance in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred and the Company evaluates the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed a qualitative analysis for the year ended September 30, 2019 and has determined there has been no impairment. As the business focus of the Company has shifted to the CBD business, all intangible assets were assessed to determine how they can support the CBD business – see Note 15 for impairments related to discontinued operations.

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

As previously indicated, the Company has made a strategic shift toward the CBD business and all intangible assets were assessed with that focus and their ability to support that business line. As such the definite lived intangible assets, the two wholesale license agreements with Nicolas Walker and Andre Carthen do not fit into the strategic direction and the value associated with future cash flows as it relates to these assets may not be positive. As a result, the Company recorded an impairment charge during the twelve months ended September 30, 2019 for the definite lived intangible assets totaling $436,578 which is representative of $296,460 and $140,118 for the two wholesale license agreements.

In order to calculate the impairment loss, the fair value of the asset must be determined. Fair value referenced here is determined using the guidance in FASB ASC Topic 820.

NOTE 7 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro-forma data summarizes the results of operations for the year ended September 30, 2019 and 2018, as if the Mergers with Cure Based Development had been completed on October 1, 2017. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mergers had taken place on October 1, 2017. The pro-forma financial information represents the continuing operations only.

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018

Net sales	$26,734,979	$4,355,684
Operating income (loss)	$(15,997,942)	$(2,634,895)
Net income (loss)	$(51,687,603)	$(2,618,895)
Net income per share – average weighted shares	$(1.86)	$(0.11)
Net income per share – fully diluted	$(1.86)	$(0.11)

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

The value of the contingent liability was $50,600,000 at September 30, 2019 and represents the Earnout Shares. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the balance sheet. The Earnout Shares were valued at $50,600,000 on September 30, 2019 as compared to $35,941,000 at December 20, 2018. The increase in value of the contingent liability of $32,461,680 is recorded in the Statement of Operations for the year ended September 30, 2019 and represents the change in value of the earnout shares of $14,659,000 and the increased value in the previously issued initial shares recorded until issuance of $17,802,679. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the increase in the value of the Earnout Shares within the contingent liability was the increase of the Company’s stock price, which was $3.96 at September 30, 2019 as compared to $3.11 on December 20, 2018.

NOTE 9 – RELATED PARTY TRANSACTIONS

On December 11, 2017, the Company entered into a service agreement with Kure Corp., then a related party, to facilitate the “Vape Pod” transaction with the modular building systems vendor, SG Blocks, Inc., which is also a customer of our company. Under the terms of this agreement we also agreed to facilitate the introduction to third parties in connection with Kure Corp.'s initiative to establish Vape Pod's at U.S. military base retail locations and advising and aid in site selection for Kure retail stores on military bases and adjoining convenience stores, gas stations, and other similar retail properties utilizing Kure Corp.'s retail Vape Pod concept, among other services. As compensation for this agreement, we were issued 400,000 shares of Kure Corp.'s common stock which was valued at $200,000 (see Note 3).

In June 2018, per our agreement with kathy ireland® Worldwide, the company earned a referral fee of $150,000 for facilitating a business opportunity which led to a new license agreement for kathy ireland® Worldwide. The Company is to receive 50% of all royalty revenue earned ongoing via the new business contract. This agreement has been terminated effective September 30, 2019.

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we recognized the following related party transactions which happened prior to the Mergers:

Cure Based Development received $90,000 from Verdure Holdings LLC for future orders of the Company’s products. Verdure Holdings LLC is an affiliate of the CEO of Cure Based Development. This amount has been adjusted based on sales to Verdure Holdings subsequent to the mergers and is recorded as customer deposits - related party on the accompanying balance sheet of $7,339 and reflects related party sales for fiscal 2019 on the statement of operations of $55,596.

Cure Based Development entered a lease for office space, which also provides administrative and IT services, from an affiliate of the CEO of Cure Based Development. The lease was a month to month lease for $9,166 per month and ended September 2019.

Cure Based Development leases its manufacturing facility from an entity partially owned by an individual who now has a contractual right to receive shares of the Company as part of the Mergers. The current lease was entered into on December 15, 2018 and ends December 15, 2021 and has been amended at an annual base rent rate of $199,200 allowing for a 3% annual increase. In addition, common area maintenance rent is set at $25,200 annually.

See Note 15 for related party information on the discontinued operations.

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. As described in Note 18, in October 2019, the Company designated 5,000,000 of these shares as 8% Series A Cumulative Convertible Preferred Stock and subsequently completed an offering and issued 500,000 shares. Our 8% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and are entitled to receive cumulative cash dividends at an annual rate of 8% payable monthly in arrears for the prior month.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 27,720,356 and 8,123,928 shares of common stock issued and outstanding at September 30, 2019 and 2018, respectively.

Common stock transactions:

Fiscal 2019:

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

In May 2018, we issued 60,000 shares of our common stock to an investment banking firm for general financial advisory and investment banking services. The shares were valued at $303,000, based on the trading price upon issuance, and were amortized and expensed as professional services over the service period ending April 2019.

In June 2018, we issued 25,000 shares of our common stock to a broker dealer for business advisory services. The shares were valued at $118,000, based on the trading price upon issuance, and are amortized and expensed as professional services over the service period ending December 2019.

In July 2018 we issued 5,000 shares of our common stock to an investor relations firm for services. The shares were valued at $18,500, based on the trading price upon issuance, and were amortized and expensed as professional services over the service period ending November 2018.

Stock option transactions:

Fiscal 2019:

In August 2019 we granted per the annual board compensation plan, 20,000 common stock options to one non-management director. The options vest immediately, have an exercise price of $5.41 per share and a term of ten years. We have recorded an expense for the options of $83,920 for the fiscal year ended September 30, 2019.

In May 2019 we granted per the annual board compensation plan, an aggregate of 120,000 common stock options to six independent directors. The options vest immediately, have an exercise price of $5.41 per share and a term of ten years. We have recorded an expense for the options of $562,440 for the fiscal year ended September 30, 2019.

In May 2019 we granted an aggregate of 610,000 common stock options to twelve employees. The options vary in amounts issued and vesting tiers, which include no vesting with an exercise price of $6.40, vesting at May 15, 2020 with an exercise price of $7.00, vesting at May 15, 2021 with an exercise price of $7.50, and vesting at May 15, 2022 with an exercise price of $7.50. The options have a term of ten years. We have recorded an expense for the options of $1,642,530 for the fiscal year ended September 30, 2019.

Fiscal 2018:

On May 14, 2018 we granted an aggregate of 50,000 common stock options to an employee. The options vested 50% November 14, 2018 and 50% May 14, 2019. The options have an exercise price of $5.27 per share and a term of seven years. We recorded an expense for the options of $38,950 for the fiscal year ended September 30, 2018.

On May 29, 2018 we granted an aggregate of 150,000 common stock options to an employee. The options vested 50% immediately and 50% January 1, 2019. The options have an exercise price of $4.78 per share and a term of ten years. We recorded an expense for the options of $302,750 for the fiscal year ended September 30, 2018.

On August 16, 2018 we granted per the annual board compensation plan, an aggregate of 35,000 common stock options to five directors. The options vested immediately, have an exercise price of $3.34 per share and a term of ten years. We recorded an expense for the options of $80,150 for the fiscal year ended September 30, 2018.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the years ended September 30, 2019 and 2018:

	2019	2018
Exercise price	$5.41 – $7.50	$3.34 - $5.27
Risk free interest rate	2.41% - 2.47%	2.77% - 2.96%
Volatility	89.60% - 90.68%	57.76% - 64.74%
Expected term	10 years	7 - 10 years
Dividend yield	None	None

Warrant transactions:

Fiscal 2019:

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the years September 30, 2019 and 2018:

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

The following table summarizes stock option activity under the Plan:

	Number ofshares	Weighted-averageexerciseprice	Weighted-averageremainingcontractual term(in years)	Aggregateintrinsicvalue (inthousands)
Outstanding at September 30, 2017	333,300	$5.83
Granted	235,000	4.67
Exercised	-	-
Forfeited	(98,650)	6.38
Outstanding at September 30, 2018	469,650	5.13
Granted	750,000	6.66
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2019	1,219,650	$6.07	8.23	$—

Exercisable at September 30, 2019	809,650	$5.49	7.52	$—

We recognized $2,458,530 and $639,631 of non cash stock option expense for the years ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was approximately $1,556,459 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.58 years.

Restricted Stock Award transactions:

On October 1, 2016, the Company issued 230,000 restricted stock awards in aggregate to board members and the Chairman who is also our Chief Executive Officer. The restricted stock awards vested January 1, 2018. The stock awards were valued at fair market upon issuance at $195,500 and amortized over the vesting period.

In May 2019 the Company issued 57,500 restricted stock awards in aggregate to eleven employees. The restricted stock awards vest January 1, 2020. The stock awards were valued at fair market upon issuance at $368,000 and amortized over the vesting period.

We recognized $230,000 and $39,100 of stock based compensation expense for the restricted stock awards or the years ended September 30, 2019 and 2018, respectively.

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number ofshares	Weighted-averageexerciseprice	Weighted- averageremainingcontractualterm (in years)	Aggregateintrinsicvalue (inthousands)
Outstanding at September 30, 2017	212,176	$6.53
Issued	100,000	7.50
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2018	312,176	6.84
Issued	111,429	6.06
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2019	423,605	$6.64	3.03	$—

Exercisable at September 30, 2019	423,605	$6.64	3.03	$—

The following table summarizes outstanding common stock purchase warrants as of September 30, 2019:

	Number ofshares	Weighted-averageexerciseprice	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
Exercisable at $7.50 per share	60,000	$7.50	May 2024
	423,605	6.64

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, provide production days for advertising creation and attend meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000.

In September 2019, the Company entered into a sponsorship agreement with Life Time, Inc, an operator of fitness clubs, facilities and events. The term of the agreement is through December 31, 2022 and is tied to the Company being the exclusive CBD company and performance of Life Time Inc. regarding advertisement, marketing and display within facilities and at identified events. The potential payments, if all commitments are met, in aggregate is $4,900,000 and is to be paid for the period ending: December 2019 - $1,125,555, December 2020 - $1,258,148, December 2021 - $1,258,148 and December 2022 - $1,258,149.

In October 2019, the Company entered into a sponsorship agreement with Feld Motor Sports to be an official sponsor of the Monster Energy Cup events through 2021, the United States AMA Supercross and FIM World Championship events through 2021, and US Supercross Futures event through 2021. The sponsorship includes various media, marketing, and promotion activities. The payments in aggregate are $1,750,000 and is to be paid for the period ending: December 2019 - $150,000, December 2020 - $800,000 and December 2021 - $800,000.

NOTE 14 – LONG TERM LIABILITIES

Our long term liabilities at September 30, 2019 consist of a five year lease on equipment and deferred rent of $169,494 related to the seven year lease on our corporate office.

In July 2019, we entered a financing arrangement for $249,100 for a line of equipment, of which $194,466 is a long term liability at September 30, 2019. Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905.

NOTE 15 – DISCONTINUED OPERATIONS

Effective September 30, 2019, the Company ceased operations of four business subsidiaries: EE1, IM1, BPU and Level H&W. These subsidiaries accounted for our licensing, entertainment, and products segments prior to fiscal 2019 and the Company has determined that these business units are not able to provide support or value to the CBD business, which the Company is now strategically focused on.

Therefore, the Company has classified the operating results of these subsidiaries as discontinued operations, net of tax in the Consolidated Statements of Operations.

The following table shows the summary operating results of the discontinued operations for the years ended:

	September 30,	September 30,
	2019	2018

Sales	$888,254	$6,453,173
Sales related party	-	1,532,955
Total Gross Sales	888,254	7,986,128
Allowances	(12,129)	(25,077)
Net sales	876,126	6,428,096
Net sales related party	-	1,532,955
Total Net Sales	876,126	7,961,051
Costs of sales	604,714	2,569,262
Gross profit	271,412	5,391,789
Operating expenses	539,581	3,477,622
Income (loss) from operations	(268,169)	1,914,167

Other income	20,000
Realized and Unrealized gain (loss) on marketable securities	(2,337,280)	-
Impairment on discontinued operations	(3,398,450)
Loss on disposal of property	(39,015)	(69,310)
Interest income (expense)	29,141	(955)
Income (loss) before provision for income taxes	(5,993,773)	1,843,902
Provision for income taxes	66,000	16,000
Net Income (loss)	(5,927,773)	1,859,902
Net Income (loss) attributable to non-controlling interest	$(929,323)	$474,909

The following table shows the summary assets and liabilities of the discontinued operations as of September 30, 2019 and 2018.

	2019	2018
Assets

Current assets:
Cash and cash equivalents	$-	$212,614
Accounts receivable	1,080,000	307,874
Accounts receivable - related party	-	1,532,955
Accounts receivable other	-	1,581,000
Marketable securities	-	940,988
Investment other securities	-	56,552
Note receivable	-	459,000
Note receivable - related party	-	156,147
Inventory	-	123,223
Prepaid expenses and other current assets	-	210,882
Total current assets included as part of discontinued operations	1,080,000	5,581,235

Other assets:
Property and equipment, net	-	48,874
Intangible assets, net	-	2,764,288
Total other assets included as part of discontinued operations	-	2,813,162

Total assets included as part of discontinued operations	$1,080,000	$8,394,397

Liabilities

Current liabilities:
Accounts payable	$-	$363,042
Accounts payable - related party	-	7,860
Deferred revenue	-	161,458
Accrued expenses	-	6,920
Accrued expenses - related party	-	320,000
Total current liabilities included as part of discontinued operations	-	859,280

Long term liabilities
Long term liabilities	-	7,502
Deferred tax liability	-	-
Total long term liabilities included as part of discontinued operations	-	7,502

Total liabilities included as part of discontinued operations	$-	$866,782

The following table shows the significant cash flow items from discontinued operations for the years ended September 30,:

	2019	2018
Depreciation/ amortization	$22,199	$30,009
Realized/unrealized (gain) loss on securities expenditures	$2,337,280	$-
Impairment on discontinued operations assets	$762,629	$-
Impairment on intangibles	$2,635,821	$-
Non cash consideration received for services	$(470,000)	$(3,004,502)

On June 26, 2018 the Company entered into an Agreement with Boston Therapeutics, Inc. (OTC: BTHE), a pharmaceutical company focused on the development, manufacturing and commercialization of novel compounds to address unmet medical needs in diabetes. The agreement involved a licensing agreement and required the Company to create IP for a branding / marketing campaign. As payment for these services, Boston Therapeutics agreed to pay $850,000, of which $450,000 was issued as a note due no later than December 31, 2019 and $400,000 to be paid thru the issuance of BTI common stock based on the trading price at the agreement date ($0.075). As the stock has not been issued this is recorded as an other accounts receivable. In June 2019 the Company began the arbitration process to collect amounts owed and at September 30, 2019 determined the amounts were not collectible and recorded an impairment for the carrying value of $53,333 for the other accounts receivable and $450,000 for the note receivable.

Effective September 30, 2019, the Company ceased operations of four business subsidiaries: EE1, IM1, BPU and Level H&W. Level H&W had an intangible asset with a carrying value of $958,065 which the Company recorded an impairment charge at September 30, 2019 for the full value of $958,065. Previously in fiscal 2019, impairments on intangible assets in the subsidiaries included $971,667 in IM1, $471,667 in EE1, and $234,422. In addition, for all subsidiaries, we had an aggregate impairment on discontinued assets: accounts receivable, note receivable, and investment other security and property and equipment of $762,629.

At September 30, 2019, EE1 had an accounts receivable for prior services delivered to two customers in aggregate of $1,080,000 of which $1,000,000 was from a related party at the time.

As two of the subsidiaries, EE1 and IM1, had minority interests (non-controlling interests) and all parties agreed to transfer the non- controlling interest to the Company, we have reclassified the non-controlling interest balance of $(482,648) to additional paid in capital as of September 30, 2019.

Related party transactions:

In April 2018 through June 2018, EE1 engaged in five separate statements of work for various marketing campaigns, production processes, and documentary related services for Sandbox LLC. Under the terms of the agreements, EE1 earned in aggregate, $1,200,000 for these statements of work, from Sandbox LLC. Sandbox LLC is an affiliate of a former member of our board of directors and was a related party at the time.

In September 2018, B&B Bandwidth purchased products from our subsidiary BPU for resale. The total purchase was $332,955. B&B Bandwidth management are affiliates of kathy ireland® Worldwide.

NOTE 16 – INCOME TAXES

The Company generated operating losses for the years ended September 30, 2019 and 2018 on which it has recognized a full valuation allowance. The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

The following table presents the components of the provision for income taxes from continuing operations for the periods presented:

	Years Ended September 30,
	2019	2018
Current
Federal	$—	$—
State	—	—
Total current	—	—
Deferred
Federal	(3,071,000)	—
State	712,000	—
Total deferred	(2,359,000)	—
Total provision	$(2,359,000)	$—

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2019	2018
Federal statutory income tax rate	21.0%	24.3%
State income taxes, net of federal benefit	(1.2)	49.0
Permanent differences	(1.0)	(384.5)
Contingent derivative expense	(14.3)	-
Tax impact of federal tax rate change	-	1,708.1
Limitation on net operating losses	-	1,065.8
Tax impact of non-controlling interest	-	(246.4)
Change in valuation allowance	0.4	(2,250.5)
Reclassification to discontinued operations	-	(34.2)%
Provision for income taxes	4.9%	-

Significant components of the Company's deferred income taxes are shown below:

	Years Ended September 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$4,933,000	$1,396,000
Capital loss carryforward	485,000	0
Allowance for doubtful accounts	95,000	0
Stock compensation	510,000	139,000
Investments	608,000	0
Accrued expenses	66,000	0
Intangibles	0	42,000
Capitalized expenses	66,000	7,000
Charitable contributions	41,700	26,000

Total deferred tax assets	6,804,700	1,610,000

Deferred tax liabilities:
Prepaid expenses	(405,000)	(177,000)
Management fees	0	(169,000)
Intangibles	(4,604,000)	(21,000)
Fixed assets	(360,000)	(1,000)
Total deferred tax liabilities	(5,369,000)	(368,000)
Net deferred tax assets	1,435,700	1,242,000
Valuation allowance	(3,676,000)	(1,263,000)

Net deferred tax liability	$(2,240,300)	$(21,000)

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

Under Internal Revenue Code (IRC) Section 382, the use of net operating loss (“NOL”) carryforwards may be limited if a change in ownership of a company occurs. During the year ending September 30, 2018, the company determined that a change of ownership under IRC Section 382 had occurred during the years ending September 30, 2017 and 2015. As a result of these ownership changes, the pre-ownership change NOL carryforwards would be limited and approximately $2.1 million of such NOLs will expire before being utilized. Therefore, at September 30, 2018 the Company reduced the deferred tax asset and related valuation allowance associated with these NOLs by approximately $0.5 million due to IRC Section 382. The Company is currently evaluating if any additional ownership changes occurred that would potentially limit the use of the NOLs in a future year.

The total valuation allowance increased by $1,359,000 and decreased by $1,054,000 as of September 30, 2019 and 2018, respectively.

At September 30, 2019, the Company has utilizable NOL carryforwards of approximately $21.1 million. Approximately $6.1 million of the federal NOL carryforwards will begin to expire in 2035. The remaining $15.0 million of federal NOL carryforwards will carryforward indefinitely.

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

The Company files income tax returns in the United States, and various state jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30, 2019 and 2018, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 17 – LEASES

In July 2019, the Company signed a lease for a new corporate office consisting of approximately 50,000 square feet. The lease is from August 1, 2019 thru December 31, 2026. The monthly base rent for the first year is $76,041 and will increase annually by approximately 3%.

We also have a lease for a manufacturing and warehouse facility in Charlotte, North Carolina which we lease approximately 40,000 square feet under an agreement through December 2021. The agreement calls for an annual base monthly rent of $18,700, inclusive of monthly taxes insurance and common area maintenance (“TICAM”) for the first year and the rent escalates 3% annually. The lease is through a related party, see Note 9.

In October 2019 we began a lease for a new 80,000 square foot warehouse in Charlotte, North Carolina under an agreement through December 2024. The agreement calls for an annual base monthly rent of $34,766, inclusive of monthly TICAM for the first year and the rent escalates 3% annually.

The future minimum payments under non-cancelable operating leases with initial remaining terms in excess of one year as of September 30, 2019, are as follows for fiscal years:

2020	$1,487,207
2021	$1,544,834
2022	$1,409,006
2023	$1,449,260
2024	$1,490,722
2025	$1,533,428
2026	$1,092,297
2027	$374,087

NOTE 18 – SUBSEQUENT EVENTS

On October 16, 2019, the Company completed a secondary public offering of 500,000 shares of its 8.0% Series A Cumulative Convertible Preferred Stock for aggregate gross proceeds of $5,000,000. The Company received approximately $4.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. Therefore, during the quarter ended December 31, 2019 the issuance of the shares will be recorded as equity.

On November 8, 2019, the Company and the minority holders of EE1 and IM1, two discontinued subsidiaries, agreed to a settlement and release related to the two non-operating entities. Effective September 30, 2019, the parties agreed to transfer the accounts receivable of EE1 and the minority interest of both EE1 and IM1 to the Company and the Company agreed to have all rights to certain past contracts or customers assigned to the minority holders. See Note 15 for more information.

On November 19, 2019, the Company entered into a stock sale and purchase agreement (“Agreement”) with a third party regarding our ownership of equity in a private entity, which we received in 2017 as compensation for services performed. The Agreement provides for the sale to be completed by June 30, 2020 at a price of $600,000 and required a non-refundable deposit of $30,000 by the purchaser for the purchase option, which would be applied to the sale if executed.

On December 11, 2019, the board of directors authorized and we issued an aggregate of 280,000 common stock options to our co-Chief Executive Officers. The options vest 1/3 January 1, 2020, 1/3 January 1, 2021 and 1/3 January 1, 2022 and have an exercise price of $3.15 per share and a term of five years.