Form 10-K/A
period 2019-09-30
cbdMD, Inc.
filed 2020-01-24
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 10-K”), originally filed with the Securities and Exchange Commission on December 18, 2019 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file a definitive proxy statement which involves the election of directors within 120 days of the end of our fiscal year ended September 30, 2019. The information required by Part III was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement which involves the election of directors if such statement is filed no later than 120 days after the end of our fiscal year.

Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications by our co-principal executive officers and our principal financial officer in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements have been included in this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to December 18, 2019.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI,” and Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD.” In addition, "fiscal 2018" refers to the year ended September 30, 2018, “fiscal 2019” refers to the year ended September 30, 2019, and “fiscal 2020” refers to the year ending September 30, 2020.

We maintain a corporate website at www.cbdmd.com. The information contained on our corporate website and our various social media platforms are not part of this report.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
Martin A. Sumichrast	53	Chairman of the board of directors, co-Chief Executive Officer
R. Scott Coffman	58	Director and co-Chief Executive Officer
Mark S. Elliott	58	Chief Financial Officer, Chief Operating Officer
Caryn Dunayer	35	President
Anthony K. Shriver	54	Director
Seymour G. Siegel	77	Director
Gregory C. Morris	58	Director
Bakari Sellers	35	Director
Peter J. Ghiloni	69	Director
Scott G. Stephen	54	Director
William F. Raines, III	60	Director

Martin A. Sumichrast. Mr. Sumichrast has served as a member of the board of directors since April 2015. Mr. Sumichrast served as our Chief Executive Officer from September 2016 until July 2019 and as our co-Chief Executive Officer since July 2019. Since 2012, Mr. Sumichrast has served as Managing Director of Washington Capital, LLC, a family office. In addition, since 2018 he has been the Managing Director over SFT1, LLC, a private investment company owned by a family trust. Since September 2013 he has been a Managing Member of Stone Street Capital, LLC, a Charlotte, North Carolina-based private investment company.. Mr. Sumichrast serves as a Trustee and Chairman of the Nominating and Governance Committees of the Barings Global Short Duration High Yield Fund, Inc. (NYSE: BGH) and the Barings Capital Funds Trust, Inc. From January 2015 until January 2016, he was also a member of the board of directors of Social Reality, Inc. (NASDAQ:SRAX) and served as a member of the Audit Committee. We selected Mr. Sumichrast to serve on our board of directors based upon his significant experience both as an investor and advisor, as well as his experience as a member of a board of directors of a listed company.

R. Scott Coffman. Mr. Coffman has been a member of our board of directors since December 2018. He served as Chief Executive Officer of our CBDI subsidiary from December 2018 until July 2019 and has served as our co-Chief Executive Officer since July 2019. Mr. Coffman has over 25 years of business experience in which he founded several businesses in the internet services, manufacturing and e-commerce sectors. As an executive or partner in these entities, Mr. Coffman oversaw the strategic direction, developed the business plan and oversaw the operation of the companies. Mr. Coffman was a manager and Chief Executive Officer of Cure Based Development, LLC from the founding of the company in September 2017 until the mergers with CBDI in December 2018. Prior to that, from 2012 to 2017, he was an Operating Partner in a regional restaurant group and also had day to day executive oversight of DataTech Global LLC, a privately held technology company which focuses on online sales and marketing. In 2009 he founded Blu, an E-cigarette manufacturer which he built into a leading brand and subsequently sold it to Lorillard Tobacco in 2012. In 1999, Mr. Coffman founded DataTech Global LLC and served as its Chief Executive Officer until 2012. Mr. Coffman is the managing member of Edge of Business LLC, he is also the managing member of CBD Holdings LLC which was a majority owner of Cure Based Development LLC and is also the managing member of Coffman Management LLC, an entity he uses for investments in other businesses. Mr. Coffman received a Bachelor of Arts degree in Economics from Marshall University. We selected Mr. Coffman as a member of our board of directors as a result of his extensive executive level experience and his role as the founder of Cure Based Development, LLC.

Mark S. Elliott. Mr. Elliott has been our Chief Financial Officer since October 2016 and our Chief Operating Officer since January 2017. He has over 30 years of business experience spanning the financial, retail, consulting and government sectors and includes time at Fortune 500 and regional firms. Mr. Elliott began his career in the technology arena and worked with such Fortune 500 companies as JCPenney and First Union National Bank within their corporate headquarters. Mr. Elliott moved into the consulting arena as a regional technology specialist and eventually moved into senior management as a Director for Contract Data Services (acquired by Inacom Information Systems). This position involved all aspects of the business including staff management, business development, strategy, and managing the profitability of multiple divisions. Mr. Elliott was a founder and partner of Premier Alliance Group (now named root9B Holdings, Inc.) (NASDAQ:RTNB) and was the Chairman and CEO of the company from 2004 to 2013 where he oversaw the strategic direction and operation of the company. He directed the transformation of the company to a public market company and successfully oversaw and integrated six merger and acquisition transactions that strategically positioned the company. Mr. Elliott has had compliance, financial reporting, and strategic responsibilities within the company (serving as the CFO also from 2004 to 2010 and as the Chief Administrative Officer of the company from 2014 to 2015). Mr. Elliott received a Bachelor of Science degree with a concentration in Computer Science and Management from Marshall University.

Caryn Dunayer. Ms. Dunayer has served as our President since July 2019, and served as President of our CBDI subsidiary from December 2018 until July 2019. Ms. Dunayer was the President of Cure Based Development, LLC from 2017 until the mergers with CBDI In December 2018. Prior to venturing into the CBD space, she gained over 15 years of experience in the sales, marketing, advertising, and digital industries. After receiving her Bachelors of Arts degree in 2007 from University of North Carolina at Wilmington, Ms. Dunayer began her professional career at Hewlett Packard. She became proficient in IT, including various hardware and software solutions. In 2005, Ms. Dunayer transitioned into the marketing and advertising fields working for a New York Times company, the Star News. In 2011, Ms. Dunayer joined Hearst Corporation as a Digital Marketing and Major Accounts Executive. In 2013, she co-founded American Ecig Supply where she managed the entire sales force, marketing, and advertising aspects while helping build the business.

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

Peter J. Ghiloni. Mr. Ghiloni has been a member of our board of directors since April 2019. In 2018 Mr. Ghiloni retired as Chief Executive Officer of Swisher International, Inc., North America’s largest producer of cigars. Mr. Ghiloni began his career in the tobacco business with the United States Tobacco Company in 1972 after graduating from Fordham University with a Bachelor of Science degree in Marketing. In 1983, he moved to The Helme Tobacco Company as Vice President of Marketing and in 1991, he was promoted to Senior Vice President of Sales and Marketing. Following the merger of Swisher International, Inc. and The Helme Tobacco Company, Mr. Ghiloni assumed the role of Senior Vice President of Marketing for the combined company. In 2013, Mr. Ghiloni was promoted to the position of President and Chief Executive Officer. Mr. Ghiloni serves on a variety of boards including the Board of Swisher International, Inc., the Board of Jacksonville University and the Board of the Baptist Beaches Hospital. We selected Mr. Ghiloni to serve on the board of directors as a result of his executive leadership positions, his position as President, Chief Executive Officer and a member of the Board of Directors of Swisher International, Inc., his service on additional boards and extensive business background.

Scott G. Stephen. Mr. Stephen has been a member of our board of directors since April 2019. Mr. Stephen has served as Chief Growth Officer of Guaranteed Rate Inc., a U.S. residential mortgage company headquartered in Chicago, IL, since February 2012. Mr. Stephen also serves as President of Guaranteed Rate Insurance and Ravenswood Title, affiliates of Guaranteed Rate Inc. From 2003 until 2012, he was employed by Playboy Enterprises, Inc., a leading men’s global entertainment and lifestyle company, serving in a variety of positions including Chief Operations Officer, Executive Vice President, Playboy Print/Digital Group and Executive Vice President and General Manger of Playboy Digital Media. From 1999 to 2003 Mr. Stephen was employed by Yesmail, Inc., an online relationship marketing company, serving as Chief Operating Officer and Vice President of Client Services and Operations. Mr. Stephen received a Bachelor of Business Administration in Finance from the University of Notre Dame and a Master of Management in Marketing and Organizational Behavior from the Kellogg School of Management at Northwestern University. We selected Mr. Stephen to serve on the board of directors as a result of his executive leadership positions, his positions with Guaranteed Rate Inc. and Playboy Enterprises and his extensive business background.

William F. Raines, III. Mr. Raines has been a member of our board of directors since April 2019. Since 2008 Mr. Raines has been employed by DataTech Global, LLC, a privately held technology company affiliated with Mr. Coffman which focuses on online sales and marketing, serving as Chief Financial Officer from 2008 to 2012 and Chief Executive Officer since 2012. Mr. Raines has over 35 years of accounting and financial experience with a primary focus on financial control of operations, financial reporting, acquisitions and implementation of acquisition plans. Earlier in his career, from 1991 until 2006 Mr. Raines served in various capacities from Corporate Controller of Speedway Motorsports, Inc. (NYSE:TRK) to General Manager of SMI Properties, Inc., a subsidiary of Speedway Motorsports, Inc.,, and from 2009 until 2012 he was Chief Executive Officer and Chief Financial Officer of Intermark Brands, LLC, the manufacturer of Blu, an e-cigarette, and its related entities BLEC, LLC and QSN Technologies, LLC, which were subsequently sold to Lorillard Tobacco in 2012. Mr. Raines received a B.S. in Accounting from the University of Maryland in 1981. We selected Mr. Raines to serve on the board as a result of his extensive technology, accounting and mergers and acquisitions experience.

There are no family relationships between any of the executive officers and directors.

Key employees

While not executive officers or directors of our company, the following individuals are expected to make significant contributions to us.

Paul DiBrito. Mr. DiBrito joined cbdMD in January 2019 as our Chief Revenue Officer, initially heading up manufacturing, procurement, fulfillment and warehouse operations. In April 2019, he was tasked with creating cbdMD’s PAW division, which we launched in July 2019. He has over 35 years of executive management experience with extensive experience in corporate strategy, operations, merchandising, logistics, procurement, cost containment, marketing, development and company growth. Prior to joining cbdMD, Mr. Dibrito spent four years in the vapor industry where he was the president of Saffire Vapor LLC and Kure Corp. Previously he also spent 14 years in corporate executive positions, with Dollar General, A&P Stores and Fleming Foods. Mr. DiBrito was one of the original employees of PetSmart, where he spent 13 years during which time the company grew to approximately 500 stores.

Ken Cohn. Mr. Cohn joined cbdMD in January 2019 as our Chief Marketing Officer where he oversees a team responsible for advertising, affiliate program, email campaigns, website, industry research, press releases, content, design, sponsorships, events, athlete program, digital, radio/podcasts, and video.  He has been involved in the marketing industry for over 25 years with roles encompassing business, account and brand development and has expertise in strategy, sponsorships, media, public relations, advertising, experiential, events, merchandising, contract negotiation, research, measurement and analytics.  Prior to joining cbdMD, he was a senior vice president at Breaking Limits, an integrated marketing agency, where he was responsible for overseeing business development, operations, client management, public relations, event management, and sponsorships.  Over his career he has worked on a variety of business sectors including consumer packaged goods, retail, automotive, technology, oil & gas, insurance and spirits, across such blue chip brands as Armour, Arrow Electronics, AutoZone, Don Julio, Duralast, Elizabeth Arden, Gatorade, General Motors, Hertz, M&M’s, Mountain Dew, Nabisco, Nathan’s, Pepsi, Progresso, Sherwin Williams, Sirius XM, State Farm, Sunoco, Sylvania, and True Value. Mr. Cohn received a Bachelor's degree in business from Indiana University.

Consultant

While not an employee of our company, Mr. Todd Justice provides various management advisory services as directed by Mr. Coffman. Under the terms of this oral agreement, since February 2019 we pay Mr. Justice a monthly consulting fee of $10,833 and he maintains an office at our principal executive offices at no cost to Mr. Justice. We have been advised Mr. Justice provided similar consulting and advisory services to Cure Based Development, LLC prior to the closing of the mergers. See Item. 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Board of directors

The board of directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the board of directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chairman and co-Chief Executive Officers and our Chief Financial Officer/Chief Operating Officer and by reading the reports and other materials that we send them and by participating in board of directors and committee meetings. Directors are elected for a term of one year, serving until our next annual meeting. Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum of directors then exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the shareholders.

Board leadership structure and board’s role in risk oversight

Mr. Martin A. Sumichrast serves as both our co-Chief Executive Officer and Chairman of our board of directors. Mr. R. Scott Coffman serves as our co-Chief Executive Officer. Messrs. Shriver, Siegel, Sellers, Morris, Stephen, Ghiloni and Raines are each considered an independent director within the meaning of Section 803 of the NYSE American LLC Company Guide. We do not have a “lead” independent director.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, regulatory risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of risks we face, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management process designed and implemented by management are adequate and functioning as designed. Our co-Chief Executive Officers are both members of our board of directors. Our Chief Financial Officer attends the board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters. Our co-Chief Executive Officers and the independent members of the board work together to provide strong, independent oversight of our company’s management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Board committees

The board of directors has standing Audit, Compensation, Compensation and Corporate Governance and Nominating committees. Each committee has a written charter. The charters are available on our website at www.cbdmd.com. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member	Compensation Committee Member	Corporate Governance and Nominating Committee Member
Anthony K. Shriver		✓
Seymour G. Siegel	✓*	✓
Bakari Sellers	✓		✓*
Gregory C. Morris	✓		✓
Scott G. Stephen		✓*
Peter J. Ghiloni			✓
* denotes chairperson.

Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

●
the integrity of our financial statements;
●
our compliance with legal and regulatory requirements; and
●
the qualifications and independence of our independent registered public accountants.

The Audit Committee has the ultimate authority to select, evaluate and, where appropriate, replace the independent auditor, approve all audit engagement fees and terms, and engage outside advisors, including its own counsel, as it deems necessary to carry out its duties. The Audit Committee is also responsible for performing other related responsibilities set forth in its charter.

The Audit Committee is composed of three directors, Messrs. Siegel, Sellers and Morris, each of whom has been determined by the board of directors to be independent within the meaning of Section 803 of the NYSE American LLC Company Guide. In addition, Mr. Siegel meets the definition of “audit committee financial expert” under applicable SEC rules. The Audit Committee met four times during the fiscal year ended September 30, 2019.

Compensation Committee

The Compensation Committee assists the board in:

●
determining, in executive session at which our chief executive officer is not present, the compensation for our co-Chief Executive Officers and our Chief Financial Officer;
●
discharging its responsibilities for approving and evaluating our officer compensation plans, policies and programs;
●
reviewing and recommending to the board regarding compensation to be provided to our employees and directors; and
●
administering our equity compensation plan.

The Compensation Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our shareholders. The Compensation Committee is composed of three directors, Messrs. Stephen, Shriver and Siegel, each of whom has been determined by the board of directors to be independent within the meaning of Section 803 of the NYSE American LLC Company Guide. The Compensation Committee met three times during the fiscal year ended September 30, 2019.

Use of Outside Advisors. All compensation decisions are made with consideration of the committee’s guiding principles to provide competitive compensation for the purpose of attracting and retaining talented executives and of motivating our executives to achieve improved cbdMD executive performance, which ultimately benefits our shareholders. The committee has the sole authority to retain and terminate any advisors, including independent counsel, compensation consultants and other advisors to assist as needed, and has sole authority to approve the advisors’ fees, which will be paid by us, and the other terms and conditions of their engagement. The committee considers input and recommendations from management, including our co-Chief Executive Officers (who are not present during any committee deliberations with respect to compensation) in connection with its review of our compensation programs and its annual review of the performance of the other executive officers. During fiscal 2019 the committee engaged the services of an independent compensation consultant, Willis Towers Watson, to provide it with an executive pay review. The committee takes into consideration the recommendations of the outside compensation consultant and our co-Chief Executive Officers, but retains absolute discretion as to whether to adopt such recommendations in whole or in part, as it deems appropriate.

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

The purpose of the Corporate Governance and Nominating Committee is to assess the performance of the board and to make recommendations to the board from time to time, or whenever it shall be called upon to do so, regarding nominees for the board and to ensure our compliance with appropriate corporate governance policies and procedures. The Corporate Governance and Nominating Committee is comprised of three directors, Messrs. Sellers, Ghiloni, and Morris, each of whom have been determined by the board of directors to be independent within the meaning of Section 803 of the NYSE American LLC Company Guide. The Corporate Governance and Nominating Committee met one time during fiscal 2019.

Shareholder nominations

Shareholders who would like to propose a candidate to serve as a member of our board of directors may do so by submitting the candidate’s name, resume and biographical information to the attention of our Corporate Secretary. All proposals for nomination received by the Corporate Secretary will be presented to the Corporate Governance and Nominating Committee for appropriate consideration. It is the policy of the Corporate Governance and Nominating Committee to consider director candidates recommended by shareholders who appear to be qualified to serve on our board of directors. The Corporate Governance and Nominating Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the board of directors and the committee does not perceive a need to increase the size of the board of directors. In order to avoid the unnecessary use of the Corporate Governance and Nominating Committee’s resources, the committee will consider only those director candidates recommended in accordance with the procedures set forth below. To submit a recommendation of a director candidate to the Corporate Governance and Nominating Committee, a shareholder should submit the following information in writing, addressed to the Corporate Secretary of cbdMD at our main office:

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

Code of Ethics and Conduct and Insider Trading Policy

In January 2017 we adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●
conflicts of interest;
●
corporate opportunities;
●
public disclosure reporting;
●
confidentiality;
●
protection of company assets;
●
health and safety;
●
conflicts of interest; and
●
compliance with applicable laws.

A copy of our Code of Ethics and Conduct is available on our website at www.cbdmd.com.

Additionally, all of our directors, officers, employees and consultants are subject to our Insider Trading Policy. Our Insider Trading Policy prohibits the purchase, sale or trade of our securities with the knowledge of material nonpublic information. In addition, our Insider Trading Policy prohibits our employees, officers, directors, and consultants from trading on a short-term basis, engaging in a short sale of our securities, engaging in transactions in puts, call or other derivatives tied to our securities, engaging in hedging transactions, holding any of our securities in a margin account or otherwise pledging our securities as collateral for a loan. Any transactions by our directors, officers, employees and consultants must be first pre-cleared by Mr. Sumichrast, our co-Chief Executive Officer, or our Chief Financial Officer in an effort to assist these individuals from inadvertently violating our Insider Trading Policy. Our Insider Trading Policy also fixes certain quarterly and event specific blackout periods.

Compensation of directors

Our management directors do not receive separate compensation for their services as members of our board of directors.

Independent Director Compensation Program

In May 2019, after reviewing the results of an independent compensation study on public company executive and board compensation and upon recommendation of the Compensation Committee of our board of directors, the board of directors adopted a new compensation program for our independent directors and non-management directors for the 2019 board term which began in April 2019. The compensation plan provided that our independent directors would be compensated as follows:

●
an annual retainer of $35,000 and an option grant of 20,000 options;

●
an annual retainer for committee chairpersons of $17,000 for the Audit Committee Chairman, $7,000 for the Compensation Committee Chairman and $5,000 for the Corporate Governance and Nominating Committee Chairman; and

●
an annual retainer for committee members of $8,500 for service on the Audit Committee, $4,000 for service on the Compensation Committee and $3,000 for service on the Corporate Governance and Nominating Committee.

Fiscal 2019 Director Compensation

The following table sets forth the compensation paid or earned for fiscal 2019 by our directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Scott G. Stephen	38,500	-	93,740	-	-	-	132,240
Anthony K. Shriver	37,000	-	93,740	-	-	-	130,740
Seymour G. Siegel	45,500	-	93,740	-	-	-	139,240
Bakari Sellers	41,750	-	93,740	-	-	-	135,490
Gregory C. Morris	40,750	-	93,740	-	-	-	134,490
Peter J. Ghiloni	36,500	-	93,740	-	-	-	130,340
William Raines III	35,000	-	83,920	-	-	-	118,920

(1)
Represents the grant date value of the options granted during the year, determined in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 10 of the notes to our consolidated financial statements appearing in our 2019 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during 2019 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2019, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal 2019.

ITEM 11.
EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

●
all individuals serving as our principal executive officer or acting in a similar capacity during the fiscal year ended September 30, 2019;

●
our two most highly compensated named executive officers at September 30, 2019 whose annual compensation exceeded $100,000; and

●
up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at September 30, 2019.

The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 10 of the notes to our consolidated financial statements appearing in our 2019 10-K.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Martin A. Sumichrast	2019	279,115	225,000	-	-	-	-	-	504,115
co-CEO	2018	232,500	240,000	-	-	-	-	-	472,500

R. Scott Coffman co-CEO	2019	132,231(2)	-	-	-	-	-	-	132,231

Caryn Dunayer President	2019	105,000(2)	40,000	-	-	-	-	-	145,000

Mark S. Elliott	2019	207,345	112,500	-	-	-	-	-	319,845
CFO and COO	2018	165,000	100,000	-	519,000	-	-	-	784,000
———————
(1)
Represents the grant date value of the options and awards granted during the years presented, determined in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the awards are included in Notes 10 and 11 of the notes to our consolidated financial statements appearing in our 2019 10-K.

(2)	Represents compensation from December 18, 2018 following the closing of the mergers with Cure Based Development, LLC through September 30, 2019.

Executive Employment Agreements

In January 2018 we entered into employment agreements with each of Mr. Sumichrast and Mr. Elliott, the terms of which are substantially similar, including:

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

On September 6, 2018 we entered into new employment agreements with each of Mr. Sumichrast and Mr. Elliott. In October 2018, after completion of a third party public company executive review, the board adjusted the base compensation of the agreements. In February 2019, the board also approved discretionary bonuses related to successful merger activity for the executives. The changes were as follows:

Mr. Sumichrast:

●
annual base salary changed from $270,000 to $280,000; and
●
a discretionary bonus award up to $385,000 based on future revenue targets.

Mr. Elliott:

●
annual base salary changed from $180,000 to $210,000; and
●
a discretionary bonus award of $175,000 based on future revenue targets.

In December 2018 we entered into an employment agreement with Mr. Coffman.

All executive agreements have base terms of which are substantially similar, described below:

●
the initial term of each agreement is for three years, except for Mr. Coffman which is for five years, and they may be extended for additional one year terms by written notice by us at least 60 days before the expiration of the then current term;
●
Annual base salary for Mr. Coffman set at $180,000;
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
●
in the event of a “change of control” of our company, if the executive's employment is terminated by us without cause within two years of the date of the change of control, or in the 90 days prior to the change of control at the request of the acquiror, we are obligated to pay the executive a lump sum payment equal to the greater of (1) 1.5 times his base salary or (2) all of his base salary remaining to be paid during the initial term, plus all unvested stock options and restricted stock grants will immediately vest and remain exercisable for twelve months from the date of termination. “ Change of control” is defined as mean a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, whether or not we are in fact required to comply with that regulation, provided that, without limitation, such a change in control shall be deemed to have occurred if:
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

In December 2018 our CBDI subsidiary entered into a three year employment agreement with Ms. Dunayer. Under the terms of the agreement, we agreed to pay her an initial annual base salary of $125,000 and she is entitled to a discretionary bonus at the sole determination of the Compensation Committee of our board of directors, as well as participation in benefit programs we offer our employees and paid vacation. The agreement may be terminated by us in the event of her death or disability, for cause (as defined in the agreement), or by Ms. Dunayer without cause. The agreement contains customary confidentiality, non-compete, and indemnification provisions.

Outstanding equity awards at year end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2019.

	OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Martin A. Sumichrast	-	-	-	-	-	-	-	-	-	-

R. Scott Coffman	-	-	-	-	-	-	-	-	-	-

Mark S. Elliott	100,000			7.50		1/1/23
	100,000			4.00		5/1/24
	150,000			4.78		5/29/28

Caryn Dunayer	-	-	-	-	-	-	-	-	-	-

Our equity compensation plans

Information regarding the material terms of our equity compensation plans is contained in Note 11 to the notes to the audited consolidated financial statements appearing in the 2019 10-K.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At January 20, 2020, we had 46,177,856 shares of our common stock issued and outstanding. The following table sets forth information known to us as of January 20, 2020 relating to the beneficial ownership of shares of our common stock by:

●
each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●
each director and nominee;
●
each named executive officer; and
●
all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 8845 Red Pak Blvd, Charlotte, NC 28217. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of our common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from January 20, 2020, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

Martin A. Sumichrast (1)(9)	442,266	*
R. Scott Coffman (2)(9)	3,855,666	8.3%
Caryn Dunayer (3)(9)	300,000	*
Mark S. Elliott (4)	396,680	*
Anthony K. Shriver (5)(6)	154,500	*
Seymour G. Siegel (6)(9)	29,531	*
Bakari Sellers (6)	39,531	*
Gregory C. Morris (6)	44,531	*
Peter J. Ghiloni (7)	295,000	*
Scott G. Stephen (7)	41,052	*
William F. Raines, III (7)(8)	133,924	*
CBD Holding, LLC (9)	8,750,000	19.0%
All officers and directors as a group (eleven persons) (1)(2)(3)(4)(5)(6)(7)(8)(9)	14,482,681	31.0%
Justice Family Office, LLC (9)(10)	1,516,400	3.3%

* Less than 1%

(1)
The number of shares of our common stock owned by Mr. Sumichrast includes (a) 395,600 shares owned of record by SFT1, LLC, and (b) 46,666 shares underlying a vested restricted stock award Mr. Sumichrast has voting and dispositive control over securities held of record by SFT1, LLC. Mr. Sumichrast disclaims beneficial ownership of the securities held of record by this entitiy except to the extent of his pecuniary interest therein. The number of shares of our common stock owned by Mr. Sumichrast excludes 93,334 shares underlying an unvested restricted stock award. See footnote 9.

(2)
The number of shares of our common stock owned by Mr. Coffman includes (a) 125,000 shares held directly by him, (b) 3,684,000 shares owned by Edge of Business, LLC, and (c) 46,666 shares underlying a vested restricted stock award. Mr. Coffman holds voting and dispositive control over securities held of record by Edge of Business LLC. Mr. Coffman disclaims beneficial ownership of the securities held of record by each of these entities except to the extent of his pecuniary interest therein. The number of shares owned by Mr. Coffman excludes 93,334 shares underlying an unvested restricted stock award. See footnote 9.

(3)
The number of shares of our common stock beneficially owned by Ms. Dunayer includes 300,000 shares owned by BCEZ Investments, LLC. Ms. Dunayer holds voting and dispositive control over securities held of record by BCEZ Investments LLC. Ms. Dunayer disclaims beneficial ownership of such securities except to the extent of her pecuniary interest therein. See footnote 9.

(4)
The number of shares of our common stock beneficially owned by Mr. Elliott includes (a) 1,680 shares owned of record by his spouse’s retirement account and (b) 350,000 shares underlying vested stock options.

(5)
The number of shares of our common stock beneficially owned by Mr. Shriver includes 50,000 shares held of record by Best Buddies® International. Mr. Shriver has voting and dispositive control over securities held of record by Best Buddies® International. He disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(6)	The number of shares of our common stock beneficially owned includes 27,000 shares underlying a vested option.

(7)	The number of shares of our common stock beneficially owned includes 20,000 shares underlying a vested option.

(8)	The number of shares of our common stock beneficially owned by Mr. Raines includes his pecuniary interest in shares owned of record by Board Investor Group II LLC.

(9)
The number of shares owned of our common stock owned of record by CBD Holding LLC (“CBDH”) includes 8,570,000 shares issued to it in April 2019 as partial compensation under the terms of the mergers with Cure Based Development, LLC which closed in December 2018. Of this amount, CBDH has unrestricted voting rights to 2,187,500 shares. The remaining 6,562,500 shares of common stock held by CBDH are subject to a Voting Proxy Agreement dated December 20, 2018 (the "Proxy Agreement") held by the independent chairman of the Audit Committee of our board of directors pursuant to which he holds voting rights over those shares until the unrestricted voting rights vest and will vote such shares on any matter brought before the our shareholders in accordance with the recommendation of our board of directors. Currently Mr. Siegel serves as the independent chairman of the Audit Committee. The unrestricted voting rights to those shares vest as follows: (i) 2,187,500 shares will vest on December 20, 2020; (ii) an additional 2,187,500 shares will vest on June 30, 2022; and (iii) the remaining 2,187,500 shares will vest on December 20, 2023. The number of shares owned by CBDH excludes up to 15,250,000 shares which may be issued to it upon the achievement of the revenue thresholds under the earnout provisions of the Merger Agreement for the mergers with Cure Based Development, LLC. Coffman Management LLC is the manager of CBDH and Mr. R. Scott Coffman is the manager of Coffman Management LLC. In such position, Mr. Coffman holds voting and dispositive control over securities held of record by CBDH except to the extent limited by the Proxy Agreement. CBDH’s members include, through their affiliates, Mr. Coffman (65.65%), Mr. Sumichrast (9.0%), Ms. Dunayer (5%) and Mrs. Shannon Justice (10.84%), among others. Mrs. Shannon Justice is the spouse of Mr. Todd Justice. Mr. Coffman disclaims beneficial ownership of the securities held of record by CBDH except to the extent of his pecuniary interest therein. See footnote 10.

(10)
The number of shares of our common stock owned by the Justice Family Office, LLC is based upon the Schedule 13G/A filed by it on May 1, 2019. Mrs. Shannon Justice has disclosed to us that she has voting and dispositive control over securities held of record by Justice Family Office, LLC. Mr. Todd Justice, a consultant to our company, is Mrs. Justice’s spouse. See Item 10. Directors, Officers and Corporate Governance – Consultant. Justice Family Office, LLC’s address is 8712 Longview Club Drive, Waxhaw, NC 28173 pursuant to the Schedule 13G/A. See footnote 9.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Plans approved by our shareholders:
2015 Equity Compensation Plan	1,219,650	6.07	962,955
Plans not approved by shareholders	-	-	-

Please see Note 11 of the notes to our audited consolidated financial statements appearing in our 2019 10-K for more information on our 2015 Equity Compensation Plan.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 20, 2018, with the closing of the mergers with Cure Based Development, LLC we recognized the following related party transactions which happened prior to the mergers:

●
Cure Based Development, LLC received $90,000 from Verdure Holdings LLC for future orders of the company’s products. Verdure Holdings LLC is an affiliate of the Mr. Coffman. This amount was been adjusted based on sales to Verdure Holdings LLC subsequent to the mergers and is recorded as customer deposits - related party in our financial statements for 2019 appearing in our 2019 10-K;

●
Cure Based Development, LLC entered a lease for office space, which also provided administrative and IT services, from an affiliate of Mr. Coffman. The lease was a month to month lease for $9,166 per month and ended in September 2019; and

●
Cure Based Development, LLC leased its manufacturing facility from an entity partially owned by an individual who received shares of our common stock under the terms of the mergers and now has a contractual right to receive shares of our common stock under the earnout terms of the mergers. The current lease was entered into on December 15, 2018 and ends December 15, 2021 and has been amended at an annual base rent rate of $199,200 allowing for a 3% annual increase. In addition, common area maintenance rent is set at $25,200 annually.

Since February 2019, Mr. Todd Justice has provided consulting and advisory services to us as disclosed earlier in this report. We have been advised he provided similar services to Cure Based Development, LLC prior to the closing of the mergers. An entity affiliated with Mr. Justice is a shareholder of our company, and his spouse is a member of CBDH. See Item 10. Directors, Executive Officers and Corporate Governance and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Director independence

Messrs. Shriver, Siegel, Sellers, Morris, Stephen, Ghiloni and Raines are each considered an independent director within the meaning of Section 803 of the NYSE American LLC Company Guide.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided for the fiscal years ended September 30, 2019 and 2018:

	2019	2018

Audit Fees	$276,250	$136,750
Audit-Related Fees	127,306	28,800
Tax Fees	30,650	24,525
All Other Fees	80,272	54,850
Total	$514,478	$244,925

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission, other SEC filings and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee of the board. The audit and tax fees paid to the auditors with respect to the fiscal 2019 and fiscal 2018 were approved by the Audit Committee of the board of directors.

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this report:

(3)
Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
31.4	Rule 13a-14(a)/15d-14(a) Certification of co-Chief Executive Officer				Filed
31.5	Rule 13a-14(a)/15d-14(a) Certification of co-Chief Executive Officer				Filed
31.6	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 24, 2020	cbdMD, Inc.

	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast
Co-Chief Executive Officer, (co-Principal Executive Officer)

Date: January 24, 2020	cbdMD, Inc.

	By:	/s/ R. Scott Coffman
R. Scott Coffman
Co-Chief Executive Officer, (co-Principal Executive Officer)

Date: January 24, 2020	cbdMD, Inc.

	By:	/s/ Mark S. Elliott
Mark S. Elliott
Chief Financial Officer, (Principal Accounting and Financial Officer)