Form 10-Q
period 2019-12-31
cbdMD, Inc.
filed 2020-02-13
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or

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

46,177,856 shares of common stock are issued and outstanding as of February 10, 2020

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a recently formed North Carolina corporation which we refer to as “Paw CBD”. In addition, "fiscal 2019" refers to the year ended September 30, 2019, “fiscal 2020” refers to the year ended September 30, 2020, and "first quarter of 2019" refers to the three months ended December 31, 2018 and "first quarter of 2020" refers to the three months ended December 31, 2019.

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
●
terms of and provisions of our 8.0% Series A Cumulative Convertible Preferred Stock;
●
risks associated with developing a liquid market for our 8.0% Series A Cumulative Convertible Preferred Stock and possible future volatility in its trading price and the trading price of our common stock;
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
●
dilution to our shareholders from the issuance of additional shares of common stock by us, the conversion of shares of our 8.0% Series A Cumulative Convertible Preferred Stock and/or the exercise of outstanding options and warrants; and
●
risks associated with our articles of incorporation, bylaws and North Carolina law.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2019, as amended on January 24, 2020 (collectively, the "2019 10-K") as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND SEPTEMBER 30, 2019

	(Unaudited)
	December 31,	September 30,
	2019	2019
Assets

Current assets:
Cash and cash equivalents	$3,661,310	$4,689,966
Accounts receivable	670,182	1,425,697
Accounts receivable other	160,137	160,137
Accounts receivable – discontinued operations	875,331	1,080,000
Marketable securities	136,527	198,538
Investment other securities	600,000	600,000
Deposits	28,365	6,850
Merchant reserve	412,979	519,569
Inventory	5,307,217	4,301,586
Inventory prepaid	1,141,211	903,458
Deferred issuance costs	16,828	93,954
Prepaid software	187,220	206,587
Prepaid equipment deposits	868,589	868,589
Prepaid expenses and other current assets	808,275	688,104
Total current assets	14,874,171	15,743,035

Other assets:
Property and equipment, net	2,157,980	1,715,557
Operating lease assets	7,704,109	-
Deposits for facilities	755,383	754,533
Intangible assets, net	21,635,000	21,635,000
Goodwill	54,669,997	54,669,997
Total other assets	86, 922,469	78,775,087

Total assets	$101,796,640	$94,518,122

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND SEPTEMBER 30, 2019
(continued)

	(Unaudited)
	December 31,	September 30,
	2019	2019
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$3,625,073	$3,021,271
Accrued expenses	531,958	681,269
Operating leases – short term liabilities	1,044,611	-
Note payable	279,606	-
Customer deposit – related party	-	7,339
Total current liabilities	5,481,248	3,709,878

Long term liabilities:
Long term liabilities	-	363,960
Note payable	182,975	-
Operating leases - long term liabilities	6,906,193	-
Contingent liability	33,701,994	50,600,000
Deferred tax liability	-	2,240,300
Total long term liabilities	40,791,162	53,204,260

Total liabilities	46,272,410	56,914,138

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 500,000 and 0 shares issued and outstanding, respectively	500	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
27,720,356 and 27,720,356 shares issued and outstanding, respectively	27,720	27,720
Additional paid in capital	102,256,769	97,186,524
Accumulated deficit	(46,760,759)	(59,610,260)
Total cbdMD, Inc. shareholders' equity	55,524,230	37,603,984

Total liabilities and shareholders' equity	$101,796,640	$94,518,122

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31, 2019	December 31, 2018

Sales	$10,412,491	$683,730
Sales related party	-	-
Total Gross Sales	10,412,491	683,730
Allowances	(264,255)	(218,042)
Net sales	10,148,236	465,687
Net sales related party	-	-
Total Net Sales	10,148,236	465,687
Cost of sales	3,700,537	165,492

Gross Profit	6,447,699	300,196

Operating expenses	12,560,297	1,391,812
Income (Loss) from operations	(6,112,598)	(1,091,617)
Realized and Unrealized gain (loss) on marketable securities	(62,010)	-
Decrease of contingent liability	16,898,006	-
Interest income	7,267	37,686
Income (loss) before provision for income taxes	10,730,665	(1,053,931)

Benefit for income taxes	2,240,300	133,000
Net Income (Loss) from continuing operations	12,970,965	(920,931)
Net Loss from discontinued operations, net of tax (Note 15)	(41,202)	(1,268,111)
Net Income (Loss)	12,929,763	(2,189,042)
Net Loss attributable to non-controlling interest from discontinued operations (Note 15)	-	(79,149)
Preferred dividends	66,734	-

Net Income (Loss) attributable to cbdMD, Inc. common shareholders	$12,863,029	$(2,109,893)

Net Income (Loss) per share:
Basic earnings per share	$0.46	$(0.21)
Diluted earnings per share	0.45	-
Weighted average number of shares Basic:	27,720,356	10,052,960
Weighted average number of shares Diluted:	28,553,856	10,052,960

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31, 2019	December 31, 2018

Net Income (Loss)	$12,929,763	$(2,189,042)
Other Comprehensive Income:
Continued operations - Net Unrealized Gain (Loss) on Marketable Securities, net of tax	-	-
Comprehensive Income (Loss)	12,929,763	(2,189,042)

Comprehensive Income (loss) attributable to non-controlling interest	-	(79,149)
Preferred dividends	(66,734)	-
Comprehensive Income (Loss) attributable to cbdMD, Inc. common shareholders	$12,863,029	$(2,109,893)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$12,929,763	$(2,189,042)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Stock based compensation	542,574	143,673
Restricted stock expense	138,000	-
Impairment on discontinued operations asset	38,002	-
Depreciation and amortization	113,252	64,414
Gain on settlement of Note	-	(20,000)
Increase/(Decrease) in contingent liability	(16,898,006)	-
Realized and unrealized loss of marketable securities	62,011	1,578,976
Non-cash lease expense	382,432	-
Non-cash consideration received for services	-	(407,500)
Changes in operating assets and liabilities:
Accounts receivable	755,515	(113,629)
Accounts receivable – related party	-	204,902
Other accounts receivable	-	(8,865)
Note receivable	-	(6,000)
Note receivable – related party	-	156,147
Deposits	(22,365)	-
Merchant reserve	106,590	(25,090)
Inventory	(1,005,631)	(13,833)
Prepaid inventory	(237,753)	-
Prepaid expenses and other current assets	(100,803)	184,300
Marketable securities	-	174,327
Accounts payable and accrued expenses	454,490	(329,680)
Operating lease liability	(318,758)	-
Note payable	268,115	(308,627)
Deferred revenue / customer deposits	(7,339)	(114,375)
Cash provided by discontinued operations	166,667	-
Deferred tax liability	(2,240,300)	(133,000)
Cash used by operating activities	(4,873,544)	(1,162,902)

Cash flows from investing activities:
Net cash used for merger	-	(1,177,669)
Purchase of intangible assets	-	(79,999)
Purchase of property and equipment	(555,674)	(9,925)
Cash used by investing activities	(555,674)	(1,267,593)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	6,356,997
Proceeds from issuance of preferred stock	4,421,928	-
Preferred dividend distribution	(66,734)	-
Deferred issuance costs	45,368	(177,521)
Cash provided by financing activities	4,400,562	6,179,476
Net increase (decrease) in cash	(1,028,656)	3,748,981
Cash and cash equivalents, beginning of period	4,689,966	4,282,553
Cash and cash equivalents, end of period	$3,661,310	$8,031,534

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(unaudited) (continued)

Supplemental Disclosures of Cash Flow Information:

	Three Months Ended December 31,	Three Months Ended December 31,
	2019	2018

Cash Payments for:
Interest expense	$8,221	$203

Non-cash financial activities:
Warrants issued to secondary selling agent	$178,513	$86,092
Stock received for prior period services, adjusted for other accounts receivable write down prior to receipt	$-	$1,352,000

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

	Common stock		Preferred stock		Additional Paid in	Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Total
Balance, September 30, 2019	27,720,356	27,720	-	-	97,186,524	-	(59,610,260)	37,603,984
Issuance of Preferred stock	-	-	500,000	500	4,421,428	-	-	4,421,928
Issuance of options for share based compensation	-	-			542,574	-	-	542,574
Issuance of stock costs	-	-			(31,757)	-	-	(31,757)
Issuance of restricted stock for share based compensation	-	-	-	-	138,000	-	-	138,000
Preferred dividend	-	-	-	-	-	-	(66,734)	(66,734)
Adoption of ASU 2016-02	-	-	-	-	-	-	(13,528)	(13,528)
Net Income (loss)	-	-			-	-	12,929,763	12,929,763
Balance, December 31, 2019	27,720,356	27,720	500,000	500	102,256,769	-	(46,760,759)	55,524,230

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

	Common Stock		Additional Paid in	Other Comprehensive Income	Accumulated	Non-controlling
	Shares	Amount	Capital	(loss)	Deficit	Interest	Total
Balance, September 30, 2018	8,123,928	8,124	21,781,095	(2,512,539)	(6,669,495)	1,411,972	14,019,155
Issuance of common stock	1,971,428	1,971	6,355,027	-	-	-	6,356,998
Issuance of options for share based compensation	-	-	143,673	-	-	-	143,673
Issuance of stock costs	-	-	(205,569)	-	-	-	(205,569)
Adoption of ASU 2016-01	-	-	-	2,512,539	(2,512,539)	-	-
Net loss	-	-	-	-	(2,109,715)	(79,149)	(2,188,864)
Balance, December 31, 2018	10,095,356	10,095	28,074,224	-	(11,291,749)	1,332,823	18,125,391

cbdMD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

On October 22, 2019, cbdMD, Inc. filed Articles of Incorporation with the Secretary of State of North Carolina to form a new wholly-owned subsidiary, Paw CBD, Inc. (“Paw CBD”), in conjunction with the organization of its animal health division. In the third quarter of fiscal 2019 cbdMD, Inc. launched its new CBD pet brand, Paw CBD. Following the initial positive response to the brand from retailers and consumers, cbdMD, Inc. organized Paw CBD, Inc. as a separate wholly-owned subsidiary in an effort to take advantage of its early mover status in the CBD animal health industry.

Effective September 30, 2019, the Company abandoned and ceased operations of four business subsidiaries: Encore Endeavor 1, LLC (“EE1”), I’M1, LLC (“IM1”), Beauty and Pin Ups, LLC (“BPU”) and Level H&W, LLC (“Level H&W”). Therefore, the results of operations related to these subsidiaries for the Company are reported as discontinued operations.

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“ US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended September 30, 2019 (“2019 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2019 as reported in the 2019 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary CBDI and Paw CBD. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company's consolidated financial statements have been prepared in accordance with US GAAP, and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, common stock issued prior to the IPO, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, contingent liability and, hence consideration for the Mergers is a material estimate. Actual results could differ from these estimates.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of December 31, 2019, we have an allowance for doubtful accounts of $33,652, and had an allowance of $7,286 at September 30, 2019.

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

Receivable and Merchant Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors. The arrangement with the payment processors requires that the Company pay a fee between 5.20% - 6.95% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 - 5 days prior to reimbursement to the Company, and as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At December 31, 2019, the receivable from payment processors included approximately $194,544 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet and $412,979 for the reserve amount for a total receivable of $607,523.

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

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for routine maintenance and repairs are charged to operations as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for manufacturing equipment and automobiles, three years for computer, furniture and equipment, three years for software, and leasehold improvements are over the term of the lease. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statements of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

For the three months ended December 31, 2019, the contingent liabilities associated with the business combination were decreased by $16,898,006 to reflect their reassessed fair values as of December 31, 2019. This decrease is reflective of a change in value of the variable number of shares from September 30, 2019. In December 2019, the Company updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 8 would be met. The primary catalyst for the $16,898,006 decrease in contingent liabilities is the change in the Company’s common share price between September 30, 2019 and December 31, 2019. These increases or decreases to the contingent liabilities are reflected within Other Expenses on the consolidated statements of operations.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. For our CBD products, the Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. The Company has entered into various license agreements that provide revenues based on guarantee minimum royalty payments with additional royalty revenues based on a percentage of defined sales. Guaranteed minimum royalty payments (fixed revenue) are recognized on a straight-line basis over the term of the contract, as defined in each license agreement. Earned royalties and earned royalties in excess of the fixed revenue (variable revenue) are recognized as income during the period corresponding to the licensee’s sales. Earned royalties in excess of fixed revenue are only recognized when the Company is reasonably certain that the guaranteed minimums payments for the period will be exceeded.

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of December 31, 2019:

	At December 31, 2019	2020 and thereafter
Future performance obligations	$0	$0

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

The following table represents a disaggregation of revenue by sales channel:

	Three Months ended December 31, 2019	% of total	Three Months ended December 31, 2018	% of total
Wholesale product sales	$3,284,459	32.4%	$-	0%
Consumer product sales	6,863,777	67.6%	465,687	100%
Service related sales	-	-	-	0%
Total net sales	$10,148,236		$465,687

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets.

We have no contract assets and contract liabilities at December 31, 2019.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $2,410,721 and $82,142 in advertising and related marketing and promotional costs included in operating expenses during the three months ended December 31, 2019 and 2018, respectively.

Shipping and Handling Fees and Costs

All fees billed to customers for shipping and handling are classified as a component of sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.

Income Taxes

The Parent Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. Prior to April 2017, BPU was a multi-member limited liability company that was treated as a partnership for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of BPU was included in the tax return of the Parent Company. Beginning in April 2017, the Parent Company acquired the remaining interests in BPU. As a result of the acquisition, BPU became a disregarded entity for tax purposes and its entire share of taxable income or loss was included in the tax return of the Parent Company. CBDI, Paw CBD, and Level H&W are wholly owned subsidiaries and are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax return of the Parent Company. IM1 and EE1 are multi-member limited liability companies that are treated as partnerships for federal and state income tax purposes. As such, the Parent Company’s partnership share in the taxable income or loss of IM1 and EE1 are included in the tax return of the Parent Company.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2019 and 2018, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $3,182,283 uninsured balance at December 31, 2019 and a $4,097,190 uninsured balance at September 30, 2019.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three months ended December 31, 2019. We have three customers whose aggregate accounts receivable balance was approximately 77% of the combined total accounts receivable and accounts receivable discontinued operations as of December 31, 2019. The aggregate accounts receivable balance of such customers represented approximately 51% of the Company’s total accounts receivable as of September 30, 2019.

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

We use the Black-Scholes model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. The Company recognizes forfeitures when they occur.

Earnings (Loss) Per Share

The Company uses ASC 260-10, Earnings Per Share for calculating the basic and diluted income (loss) per share. The Company computes basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders, after deducting preferred stock dividends, by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

New Accounting Standards

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases, and all subsequently issued clarifying guidance. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. In July 2018, the FASB issued ASU No. 2018-11, which permitted entities to record the impact of adoption using a modified retrospective method with any cumulative-effect as an adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods for the effects of applying the new standard. The Company elected this transition approach; therefore, the Company’s prior period reported results are not restated to include the impact of this adoption. We also elected the practical expedient permitted under the transition guidance which permits companies not to reassess prior conclusions on lease identification, historical lease classification and initial direct costs. In connection with the adoption of the new guidance, the Company recognized an operating lease asset for $7,704,109 and operating lease liability of $7,950,803 and a reduction of retained earnings of $13,527 in its balance sheet as of December 31, 2019, with no impact to its results of operations and cash flows. The difference between the leased assets and lease liabilities represents the net position of existing prepaid rent and deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets.

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

The Company owns 100% of the equity interest of CBDI. The valuation and purchase price allocation for the Mergers was finalized at September 30, 2019.

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

In connection with the purchase price allocation, the Company recorded a deferred tax liability of approximately $4,644,000, with a corresponding increase to goodwill, for the tax effect of the acquired intangible assets from Cure Base Development. This liability was recorded as there will be no future tax deductions related to the acquired intangibles, and we have identified these as indefinite-lived intangible assets.

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

On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, cbdMD, and also distributed shares valued at $223,440 to its non-controlling interests. In August 2017, the Company also provided referral services for kathy Ireland® Worldwide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from this customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an IPO offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The Company has classified this stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. Subsequently, the Company has recently met with other investors of the customer and has indicated desire to sell the equity interest of the Company. As of September 30, 2019, based on conversations with other investors, the market for this equity, and potential selling prices negotiated, the Company determined that the value at September 30, 2019 was $600,000 and an impairment of $502,560 was appropriate for the year ended September 30, 2019. In November 2019, the Company entered into an option to purchase the shares by June 30, 2020 with a third party for $600,000. The option required the buyer to provide a non refundable deposit of $30,000. Based on this, the Company has determined there was not an indication of an impairment at December 31, 2019.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp, formerly a related party. As payment for these services, Kure Corp issued 800,000 shares of its stock to the Company. The customer was a private entity and the stock was valued at $400,000, which was based on financing activities by Kure Corp in September 2017 in which shares were valued at $0.50 per share. The Company had classified this common stock, cumulative value of $400,000, as Level 3 for fair value measurement purposes as there were no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. On April 30, 2018, Kure Corp. merged with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company. Details can be reviewed in our Form 10-K previously filed. As a result of this merger we received the first issuance of 380,952 shares from Isodiol and valued them based on the trading price on April 30, 2018 of $0.63 per share which totaled $240,000. We also removed the value of the Kure equity of $400,000 from our Level 3 investments as part of the exchange described above. As the full value of the Kure equity will not be received until the future issuances based on earn out goals, we recorded an accounts receivable other of $160,000 as of December 31, 2018. On March 31, 2019, Isodiol spun off Kure to its original shareholders by issuing back all original Kure stock. As a result of the spin off, the Company will receive 800,000 shares of Kure stock which we valued at the $160,000 and as Kure is private, when the shares are received they will be treated as a Level 3 stock and will be accounted for as the $160,000 accounts receivable other. The Company has determined that the 800,000 shares have a fair market value over $160,000. The Company has assessed the common stock and determined there was not an indication of an impairment at December 31, 2019.

On December 30, 2017 the Company entered into an Agreement with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. As payment for these services, the Company has received 1,226,435 shares of Isodiol common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol stock upon Isodiol’s acquisition of Kure Corp, giving the Company a total of 1,264,530 shares. At December 31, 2019, the Company has 1,042,193 shares valued at $136,527.

The table below summarizes the assets valued at fair value as of December 31, 2019:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2019

Marketable securities	$136,527	-	$-	$136,527
Investment other securities	-	-	$600,000	$600,000

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2019	$198,538	$-	$600,000	$798,538
Change in value of equities,	$(62,011)	$-	$-	$(62,011)
Balance at December 31, 2019	$136,527	$-	$600,000	$736,527

NOTE 4 – INVENTORY

Inventory at December 31, 2019 and September 30, 2019 consists of the following:

	December 31,	September 30,
	2019	2019
Finished goods	$2,050,712	$3,050,120
Inventory components	3,256,505	1,251,466
Inventory prepaid	1,141,211	903,458
Total	$6,448,428	$5,205,044

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2019 and September 30, 2019 consist of the following:

	December 31,	September 30,
	2019	2019
Computers, furniture and equipment	$169,122	$131,077
Manufacturing equipment	1,802,745	1,375,986
Leasehold improvements	466,824	375,954
Automobiles	24,892	24,892
	2,463,583	1,907,909
Less accumulated depreciation	(305,603)	(192,352)
Net property and equipment	$2,157,980	$1,715,557

Depreciation expense for continuing operations related to property and equipment was $113,251 and $4,103 for the three months ended December 31, 2019 and 2018, respectively. Depreciation expense for discontinued operations related to property and equipment was $4,715 for the three months ended December 31, 2018.

NOTE 6 – INTANGIBLE ASSETS

With the Mergers of Cure Based Development, the Company has made a strategic shift toward the CBD business and all entities and their associated intangibles were assessed during the year ended September 30, 2019 with that focus and their ability to support that business line.

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

Intangible assets as of December 31, 2019 and September 30, 2019 consisted of the following:

	December 31,	September 30,
	2019	2019
Trademark related to cbdMD	$21,585,000	$21.585,000
Trademark for HempMD	50,000	50,000
Total	$21,635,000	$21,635,000

NOTE 7 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro-forma data summarizes the results of operations for the three months ended December 31, 2019 and 2018, as if the Mergers with Cure Based Development had been completed on October 1, 2017. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mergers had taken place on October 1, 2017. The pro-forma financial information represents the continuing operations only.

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018

Net sales	$N/A*	$3,549,115
Operating income (loss)	$N/A*	$(828,744)
Net income (loss)	$N/A*	$(2,180,308)
Net income per share – average weighted shares	$N/A*	$(0.09)
Net income per share – fully diluted	$N/A*	$-

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

The value of the contingent liability was $50,600,000 at September 30, 2019 and represents the Earnout Shares. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the balance sheet. The Earnout Shares were valued at $33,701,994 on December 31, 2019 as compared to $50,600,000 at September 30, 2019. The decrease in value of the contingent liability of $16,898,006 is recorded in the Statement of Operations for the three months ended December 31, 2019. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the decrease in the value of the Earnout Shares within the contingent liability was the decrease of the Company’s stock price, which was $2.26 at December 31, 2019 as compared to $3.96 on September 30, 2019.

NOTE 9 – RELATED PARTY TRANSACTIONS

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we recognized the following related party transactions which happened prior to the Mergers:

Cure Based Development received $90,000 from Verdure Holdings LLC for future orders of the Company’s products. Verdure Holdings LLC, at that time, was an affiliate of the CEO of Cure Based Development. This amount has been adjusted based on sales to Verdure Holdings subsequent to the mergers and is recorded as customer deposits - related party on the accompanying balance sheet and was $0 and 7,339 at December 31, 2019 and September 30, 2019, respectively.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8% Series A Cumulative Convertible Preferred Stock. Our 8% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and are entitled to receive cumulative cash dividends at an annual rate of 8% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 500,000 shares of 8% Series A Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2019.

The total amount of dividends declared and paid were $67,000 and $67,000, respectively, for the three months ended December 31, 2019.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 27,720,356 shares of common stock issued and outstanding at December 31, 2019 and September 30, 2019, respectively.

Preferred stock transactions:

In the three months ended December 31, 2019:

On October 16, 2019, the Company completed a follow-on public offering of 500,000 shares of its 8.0% Series A Cumulative Convertible Preferred Stock for aggregate gross proceeds of $5,000,000. The Company received approximately $4.5 million in gross proceeds after deducting underwriting discounts and commissions.

No preferred stock was issued in the three months ended December 31, 2018.

Common stock transactions:

No common stock was issued in the three months ended December 31, 2019.

In the three months ended December 31, 2018:

On October 2, 2018, the Company completed a follow-on public offering of 1,971,428 shares of its common stock for aggregate gross proceeds of approximately $6.9 million. The Company received approximately $6.3 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The Company also issued to the representative of the underwriters warrants to purchase in aggregate 51,429 shares of common stock with an exercise price of $4.375. The warrants were valued at $86,092 and expire on September 28, 2023.

Stock option transactions:

In the three months ended December 31, 2019:

In December 2019 we granted an aggregate of 280,000 common stock options to two executives. The options vest 1/3 on January 1, 2020, 1/3 on January 1, 2021 and 1/3 on January 1, 2022, have an exercise price of $3.15 per share and a term of five years. We have recorded an expense for the options of $190,776 for the three months ended December 31, 2019.

No options were issued in the three months ended December 31, 2018.

The expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in similar industries. The expected term used was the full term of the contract for the issuances. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate of zero is based upon the experience of the Company. As required under ASC 718, we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the three months ended December 31, 2019 and 2018:

	2019	2018
Exercise price	$3.15	-
Risk free interest rate	1.64%	-
Volatility	95.96%	-
Expected term	5 years	-
Dividend yield	None	-

Warrant transactions:

In the three months ended December 31, 2019:

In October 2019 in relation to the follow-on public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, we issued to the representatives of the underwriters warrants to purchase in aggregate 47,923 shares of common stock with an exercise price of $3.9125. The warrants expire on October 10, 2024.

In the three months ended December 31, 2018:

On October 2, 2018 in relation to the secondary offering, we issued to the representatives of the underwriters warrants to purchase in aggregate 51,429 shares of common stock with an exercise price of $4.375. The warrants expire on September 28, 2023.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the three months ended December 31, 2019 and 2018:

	2019	2018
Exercise price	$3.9125	$4.375
Risk free interest rate	1.48%	2.90%
Volatility	95.36%	70.61%
Expected term	5 years	5 years
Dividend yield	None	None

NOTE 11 – STOCK-BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Board of Directors of the Company approved the 2015 Equity Compensation Plan (“Plan”). The Plan made 1,175,000 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of our fiscal year during the term of the Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in September of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 100,000 shares of common stock. On April 19, 2019, shareholders approved an amendment to the Plan and increased the amount of shares available for issuance under the Plan to 2,000,000 and retained the annual evergreen increase provision of the plan.

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

The following table summarizes stock option activity under the Plan:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2019	1,219,650	6.07
Granted	280,000	3.15
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2019	1,499,650	$5.52	7.42	$—

Exercisable at December 31, 2019	809,650	$5.49	7.27	$—

As of December 31, 2019, there was approximately $1,586,205 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.3 years.

Restricted Stock Award transactions:

In May 2019 the Company issued 57,500 restricted stock awards in aggregate to eleven employees. The restricted stock awards vest January 1, 2020. The stock awards were valued at fair market upon issuance at $368,000 and amortized over the vesting period. We recognized $138,000 of stock based compensation expense for the three months ended December 31, 2019.

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2019	423,605	$6.64	-	-
Issued	47,923	3.91
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2019	471,528	$6.36	2.83	$—

Exercisable at December 31, 2019	423,605	$6.64	2.770	$—

The following table summarizes outstanding common stock purchase warrants as of December 31, 2019:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
Exercisable at $7.50 per share	60,000	$7.50	May 2024
Exercisable at $3.9125 per share	47,923	$3.9125	October 2024
	471,528	6.36

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, provide production days for advertising creation and attend meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. We have recorded expense of $166,666 for the three months ended December 31, 2019.

In September 2019, the Company entered into a sponsorship agreement with Life Time, Inc, an operator of fitness clubs, facilities and events. The term of the agreement is through December 31, 2022 and is tied to the Company being the exclusive CBD company and performance of Life Time Inc. regarding advertisement, marketing and display within facilities and at identified events. The potential payments, if all commitments are met, in aggregate is $4,900,000 and is to be paid for the period ending: December 2019 - $1,125,555, December 2020 - $1,258,148, December 2021 - $1,258,148 and December 2022 - $1,258,149. We have recorded expense of $965,000 for the three months ended December 31, 2019.

In October 2019, the Company entered into a sponsorship agreement with Feld Motor Sports to be an official sponsor of the Monster Energy Cup events through 2021, the United States AMA Supercross and FIM World Championship events through 2021, and US Supercross Futures event through 2021. The sponsorship includes various media, marketing, and promotion activities. The payments in aggregate are $1,750,000 and is to be paid for the period ending: December 2019 - $150,000, December 2020 - $800,000 and December 2021 - $800,000. We have recorded expense of $63,206 for the three months ended December 31, 2019.

NOTE 14 – NOTE PAYABLE

In July 2019, we entered into a loan arrangement for $249,100 for a line of equipment, of which $182,975 is a long term note payable at December 31, 2019. Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905.

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

The following table shows the summary operating results of the discontinued operations for the three months ended December 31, 2018:

	Three months ended December 31,	Three months ended December 31,
	2019	2018

Gross Sales	$-	$783,734
Allowances	-	(392)
Total Net Sales	-	783,342
Costs of sales	-	325,697
Gross profit	-	457,645
Operating expenses	41,202	153,128
Income (loss) from operations	(41,202)	304,517

Other income
Realized and Unrealized gain (loss) on marketable securities	-	(1,578,976)
Interest income (expense)	-	6,348
Income (loss) before provision for income taxes	(41,202)	(1,268,111)
Provision for income taxes	-	-
Net Income (loss)	(41,202)	(1,268,111)
Net Income (loss) attributable to non-controlling interest	$-	$(79,149)

The following table shows the summary assets and liabilities of the discontinued operations as of December 31, 2019 and September 30, 2019.

	December 31,	September 30,
	2019	2019
Assets

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable	875,331	1,080,000
Total current assets included as part of discontinued operations	875,331	1,080,000

Other assets:
Total other assets included as part of discontinued operations	-	-

Total assets included as part of discontinued operations	$875,331	$1,080,000

Liabilities

Current liabilities:
Accounts payable	$-	$-
Total current assets included as part of discontinued operations	-	-

Long term liabilities:
Total long term liabilities as part of discontinued operations	-	-

Total liabilities included as part of discontinued operations	$-	$-

The following table shows the significant cash flow items from discontinued operations for the three months ended December 31,:

	2019	2018
Depreciation/ amortization	$-	$64,414
Realized/unrealized (gain) loss on securities expenditures	$-	$80,173
Impairment on discontinued operations assets	$(38,002)	$-
Non cash consideration received for services	$-	$(407,500)

At September 30, 2019, EE1 had an accounts receivable for prior services delivered to two customers in aggregate of $1,080,000 of which $1,000,000 was from a related party at the time. At December 31, 2019 the balance on the accounts receivable is $875,331, which reflects payments made and an impairment of $38,002.

As two of the subsidiaries, EE1 and IM1, had minority interests (non-controlling interests) and all parties agreed to transfer the non- controlling interest to the Company, we have reclassified the non-controlling interest balance of $(482,648) to additional paid in capital as of September 30, 2019.

NOTE 16 – LEASES

We have lease agreements for our corporate, warehouse and laboratory offices with lease periods expiring between 2021 and 2026. ASC 842 requires the recognition of leasing arrangements on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. We determine whether an arrangement is a lease at inception and classify it as finance or operating. All of our leases are classified as operating leases. Our leases do not contain any residual value guarantees.

Right-of-use lease assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since the interest rate implicit in our lease arrangements is not readily determinable, we determine an incremental borrowing rate for each lease based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the lease commencement date to determine the present value of future lease payments. Our lease terms may include options to extend or terminate the lease.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes, insurance and common area maintenance expenses during the lease terms, which are variable lease costs.

Lease costs on operating leases are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of operations.

Components of operating lease costs are summarized as follows:

Three Months Ended
December 31, 2019
Operating lease costs	$382,433
Variable lease costs	23,100
Total operating lease costs	$405,533

Supplemental cash flow information related to operating leases is summarized as follows:

Three Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$318,759

As of December 31, 2019, our operating leases had a weighted average remaining lease term of 6.36 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of December 31, 2019 are summarized as follows:

For the year ended September 30,
2020 (remaining nine months)	$1,076,047
2021	1,452,434
2022	1,392,837
2023	1,380,204
2024	1,421,610
Thereafter	2,532,811
Total future lease payments	9,255,943
Less interest	(1,305,139)
Total lease liabilities	$7,950,804

Future minimum lease payments (including interest) under non-cancelable operating leases as of September 30, 2019 are summarized as follows:

For the year ended September 30,
2020	$1,394,806
2021	1,452,434
2022	1,392,837
2023	1,380,204
2024	1,421,610
Thereafter	2,532,811
Total obligations and commitments	$9,574,702

NOTE 17 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended
	December 31, 2019	December 31, 2018
Basic:
Net income (loss) continuing operations	$12,970,965	$(920,931)
Net income (loss) discontinued operations	(41,202)	(1,188,962)
Net income (loss) attributable to cbdMD, Inc. common shareholders	12,929,763	(2,109,893)

Preferred dividends paid	66,734	-
Diluted:
Net income (loss) continuing operations adjusted for preferred dividend	12,904,231	-
Net income(loss) adjusted for preferred dividend	12,863,029	-

Shares used in computing basic earnings per share	27,720,356	10,052,960
Effect of dilutive securities:
Options	-	-
Warrants	-	-
Convertible preferred shares	833,500	-
Shares used in computing diluted earnings per share	28,553,856	10,052,960

Earnings per share Basic:
Continued operations	0.46	(0.09)
Discontinued operations	(.00)	(0.12)
Basic earnings per share	0.46	(0.21)

Earnings per share Diluted:
Continued operations	0.45	-
Discontinued operations	-	-
Diluted earnings per share	0.45	-

At December 31, 2018, 833,255 potential shares underlying options and warrants, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 18 – INCOME TAXES

On November 17, 2017, the Company completed an IPO. The Company conducted a Section 382 analysis and determined an ownership change occurred upon the IPO. On October 2, 2018 the Company completed a follow-on offering. On December 16, 2019 the Company completed afollow-on offering of its 8.0% Series A Cumulative Convertible Preferred Stock. Management has determined that the Company's federal and state NOL carryovers established up through the date of each of these ownership changes may be subject to an annual limitation; however, this limitation is not material to these condensed consolidated financial statements.

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

On December 20, 2018, the Company completed a two-step merger with Cure Based Development (see Note 2). As a result of the Mergers the Company established as part of the purchase price allocation a net deferred tax liability related to the book-tax basis of certain assets and liabilities of approximately $4.6 million.

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles ("naked credits"). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarter ending December 31, 2019, provides for a wide range of potential annual effective rates. Therefore, the Company has calculated the tax provision on a discrete basis under ASC 740-270-30-36(b) for the quarter ending December 31, 2019. Given available information to date and the most probable scenario given the facts and circumstances, management’s expectation is that the Company will generate enough indefinite life deferred tax assets from post-merger NOLs to reduce the naked credits to zero during the year, and continue to record a valuation allowance on remaining DTAs. As a result, the Company decreased the deferred tax liability from $2,240,000 to $0 and a recorded a deferred tax benefit of $2,240,000 for the quarter ending December 31, 2019.

NOTE 19 – SUBSEQUENT EVENTS

On January 14, 2020, the Company completed a follow-on firm committment underwritten public offering of 18,400,000 shares of its common stock for aggregate gross proceeds of $18,400,000. The Company received approximately $16.9 million in net proceeds after deducting underwriting discounts and commissions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the first quarters of fiscal 2020 and fiscal 2019 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2019 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

Business

Through our subsidiary, CBDI, we produce and distribute various high-grade, premium CBD products, including tinctures, capsules, gummies, bath bombs and topical creams. In the third quarter of fiscal 2019, we launched a line of pet related CBD products under our Paw CBD brand which includes tinctures, treats, and balms, with additional products under development. In October 2019, following the initial positive response to the Paw CBD brand from retailers and consumers, we organized Paw CBD as a separate wholly-owned subsidiary in an effort to take advantage of its early mover status in the CBD animal health industry. With over 40 SKU’s of premium pet CBD products for dogs, cats and horses, we are seeking to grow Paw CBD into a leading brand.

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

As a consumer goods manufacturer, we strive to meet or exceed the FDAs Good Manufacturing Practice (GMP) guidelines. With our growth and evolution, challenges could exist and we must continue to review processes and controls and adapt our day to day GMP policies and practices as our manufacturing volume increases.  We are dedicated to providing the highest quality CBD consumer goods on the market and therefore will continue to focus substantial efforts on GMP compliance.  We have recently completed a third-party audit to ensure we are using best practices and have been independently certified as GMP compliant.  We intend to seek additional third-party certifications possibly as early as the second quarter of 2020 from NSF and the U.S. Hemp Authority.  Additionally, we have secured third party contract manufacturing from FDA registered facilities which are independently GMP certified and subject to continuing independent audit and certification, to handle our increased manufacturing needs.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended December 31,
	2019	2018	change
	(unaudited)	(unaudited)
Net sales	$10,148,236	$465,687	9,682,549
Total net sales	$10,148,236	$465,687	9,682,549
Cost of sales	3,700,537	165,492	3,535,045
Gross profit as a percentage of net sales	63.5%	64.5%	(1.0)%
Operating expenses	12,560,297	1,391,812	11,168,485
(Increase) decrease of contingent liability	16,898,006	-	16,898,006
Net income (loss) before taxes	10,730,665	(1,053,931)	11,784,596
Net income (loss) attributable to cbdMD, Inc. common shareholders	$12,863,029	$(2,109,893)	14,972,922

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

	Three months ended December 31, 2019	% of total	Three months ended December 31, 2018	% of total

Wholesale sales	$3,284,459	32.4%	$-	0%
Consumer sales	6,863,777	67.6%	465,687	100%
Service oriented sales	-		-	0%
Total net sales	$10,148,236		$465,687

The increase in net sales attributable to our wholesale and consumer sales are directly related to the Mergers in December 2018 and the continuing growth of this emerging business.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for our product sales (consumer and wholesale sales), and includes labor for our service sales.  The following table provides information on the cost of sales to our net sales for the three months ended December 31, 2019 and 2018:

	Three months ended December 31, 2019	Three months ended December 31, 2018	change

Product sales	$3,700,537	$147,021	$3,553,516
Service related sales	-	18,471	(18,471)
Total cost of sales	$3,700,537	$165,492	$3,535,045

In our product sales, our cost of sales as a percentage of sales was 36.5% and 35.5% for the three months ended December 31, 2019 and 2018, respectively. The change reflects the growth of the business and its manufacturing process as well as additional product offerings. We expect product sales will maintain cost of sales as a percentage of net sales, between 25% and 40%, as we continue to manage our overall cost for manufacturing and production.

Operating expenses

Our principal operating expenses include staff related expense, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, travel, rent, professional service fees, and business insurance expense. Our operating expenses on a consolidated basis increased approximately 802% in the three months ended December 31, 2019 from the three months ended December 31, 2018 and is directly related to the Mergers on December 20, 2018 and the significant growth and ramp up of that business.

The following table provides information on our approximate operating expenses for the three months ended December 31, 2019 and 2018:

	Three months ended	Three months ended
	December 31, 2019	December 31, 2018	change

Staff related expense	$3,933,002	$294,540	$3,638,462
Accounting/legal expense	343,420	311,193	32,227
Professional outside services	513,085	254,365	258,720
Advertising/marketing/social media/events/tradeshows	2,410,721	82,142	2,328,579
Sponsorships	2,129,835	-	2,129,835
Affiliate commissions	544,266	-	544,266
Merchant fees	740,994	31,445	709,549
Travel expense	204,718	7,070	197,648
Rent	349,594	61,705	287,889
Business insurance	144,461	62,865	81,596
Non-cash stock compensation	680,574	143,673	536,901
All other expenses	565,627	142,814	422,813
Totals	$12,560,297	$1,391,812	$11,168,485

The increase in staff related expense is a direct result of the build out of the CBDI team. The increase in professional outside services is related to the use of outside agencies and firms to support the growth while we built our infrastructure. The increase in advertising/marketing, sponsorships, affiliate commissions, and travel are a result of execution on the business strategy and building of the CBD brand while increasing market share. The increase in merchant fees is a direct result of increased business through our E-commerce site. The non-cash stock compensation expense reflects the value of restricted stock awards and options as they vest.

The significant increase in operating expenses is related to the Mergers as well as the ramping up of the CBDI business, which included increased staff hiring, a full blown sales, advertising and marketing process and expenses related to infrastructure expansion.

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

The following table provides information on our approximate corporate overhead for three months ended December 31, 2019 and 2018:

	Three months ended	Three months ended
	December 31, 2019	December 31, 2018	change

Staff related expense	$417,407	$212,207	$205,200
Accounting/legal expense	272,014	311,193	(39,179)
Professional outside services	175,508	245,420	(69,911)
Travel expense	18,523	6,925	11,598
Business insurance	73,716	60,186	13,530
Non-cash stock compensation	680,574	143,673	536,901
Totals	$1,637,742	$979,604	$658,138

The overall increase in corporate operating expenses is related to the maturation of the entire organization and ongoing pubic company related expenses.

Other income and other non-operating expenses

Interest income (expense)

Our interest income (expense) was $7,267 and $37,686 for the three months ended December 31, 2019 and 2018, respectively.

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

The earn out provision is accounted for and recorded as a contingent liability with increases in the liability recorded as a non cash other expense and decreases in the liability recorded as a non cash other income. The value of the contingent liability is $33,701,994 at December 31, 2019, as compared to $50,600,000 at September 30, 2019. The decrease of $16,898,006 is recorded as other income in the Statement of Operations for the three months ended December 31, 2019. The Company utilizes both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the decrease in the value of the contingent liability was the decrease of the Company’s stock price, which was $2.26 at December 31, 2019 as compared to $3.96 on September 30, 2019.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the three months ended December 31, 2019 and 2018 we recorded $(62,010) and $0 of realized and unrealized gain (loss) on marketable and other securities. The discontinued operations recorded a realized and unrealized gain (loss) of $(1,578,976), for the three months ended December 31, 2018, which is included in the net income (loss) from discontinued operations on the statement of operations.

Liquidity and Capital Resources

 We had cash and cash equivalents on hand of $3,661,310 and working capital of $9,392,923 at December 31, 2019 as compared to cash on hand of $4,689,966 and working capital of $12,033,157 at September 30, 2019. Our current assets decreased approximately 5.5% at December 31, 2019 from September 30, 2019, and is primarily attributable to a decrease of cash, accounts receivable, marketable and other securities, merchant reserve, and assets from discontinued operations, offset by an increase in inventory and prepaid expenses. Our current liabilities increased approximately 47.7% at December 31, 2019 from September 30, 2019. This increase is primarily attributable to increases in accounts payable, note payable and operating lease short term liability, offset by decreases in accrued expenses.

During the three months ended December 31, 2019 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative cash dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. We have multiple endorsement or sponsorship agreements for varying time periods up through December 2022 and provide for financial commitments from the Company based on performance/participation (see Note 13 Commitments and Contingencies). We have sufficient working capital to fund our operations.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $4,873,544 and $1,162,902 for three months ended December 31, 2019 and fiscal 2018, respectively.

On October 16, 2019 we closed a follow-on firm committment underwritten public offering of shares of our 8.0% Series A Convertible Preferred Stock resulting in total net proceeds to us of $4,525,100. On January 15, 2020, we closed a follow-on firm underwritten public offering of shares of our common stock resulting in total net proceeds to us of $16,928,100. We are using the net proceeds from the offerings for brand development and expansion, advertising, marketing, and general working capital.

Related Parties

As described in Note 9 in notes to our consolidated financial statements appearing elsewhere in this report, we have engaged in related party transactions. We have reported transactions with related parties within the consolidated financial statements as well as within the notes to the consolidated financial statements (see Note 9 Related Party Transactions in the consolidated financial statements for more information).

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

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2019 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2019 Form 10-K filed with the Securities and Exchange Commission on December 18, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/2018	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.5
3.1	Certificate of Incorporation	1-A	9/18/17	2.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3
3.1(c)	Certificate of Amendment to the Certificate of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4
3.1(d)	Certificate of Amendment to the Certificate of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5
3.2	Amended and Restated Bylaws	1-A	9/18/17	2.6
10.1	Warehouse Lease, dated August 27, 2019				Filed
31.1	Certification of co-Principal Executive Officer (Section 302)				Filed
31.2	Certification of co-Principal Executive Officer (Section 302)				Filed
31.3	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

February 13, 2020	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Co-Chief Executive Officer, co-principal executive officer

February 13, 2020	By:	/s/ Raymond S. Coffman
Raymond S. Coffman, Co-Chief Executive Officer, co-principal executive officer

February 13, 2020	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer