Form 10-Q
period 2020-03-31
cbdMD, Inc.
filed 2020-05-15
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

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
51,335,648 shares of common stock are issued and outstanding as of May 11, 2020.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a recently formed North Carolina corporation which we refer to as “Paw CBD”. In addition, "fiscal 2019" refers to the year ended September 30, 2019, “fiscal 2020” refers to the year ended September 30, 2020, and "second quarter of 2019" refers to the three months ended March 31, 2019 and "second quarter of 2020" refers to the three months ended March 31, 2020.

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

●
our history of losses;
●
the impact and the unknown related to the COVID-19 pandemic;
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

PART 1 - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 AND SEPTEMBER 30, 2019

	(Unaudited)
	March 31,	September 30,
	2020	2019
Assets

Current assets:
Cash and cash equivalents	$14,835,699	$4,689,966
Accounts receivable	662,531	1,425,697
Accounts receivable other	-	160,137
Accounts receivable – discontinued operations	791,998	1,080,000
Marketable securities	83,375	198,538
Investment other securities	-	600,000
Deposits	28,365	6,850
Merchant reserve	280,322	519,569
Inventory	6,571,696	4,301,586
Inventory prepaid	517,309	903,458
Deferred issuance costs	-	93,954
Prepaid software	167,852	206,587
Prepaid equipment deposits	115,555	868,589
Prepaid expenses and other current assets	830,565	688,104
Total current assets	24,885,267	15,743,035

Other assets:
Property and equipment, net	3,224,446	1,715,557
Operating lease assets	7,413,256	-
Deposits for facilities	755,383	754,533
Intangible assets, net	21,635,000	21,635,000
Goodwill	54,669,997	54,669,997
Total other assets	87,698,082	78,775,087

Total assets	$112,583,349	$94,518,122

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 AND SEPTEMBER 30, 2019
(continued)

	(Unaudited)
	March 31,	September 30,
	2020	2019
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$3,506,663	$3,021,271
Accrued expenses	1,044,992	681,269
Operating leases – short term liabilities	1,076,907	-
Note payable	163,858	-
Customer deposit – related party	-	7,339
Total current liabilities	5,792,420	3,709,878

Long term liabilities:
Long term liabilities	-	363,960
Note payable	205,732	-
Operating leases - long term liabilities	6,607,553	-
Contingent liability	7,820,000	50,600,000
Deferred tax liability	-	2,240,300
Total long term liabilities	14,633,285	53,204,260

Total liabilities	20,425,705	56,914,138

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 500,000 and 0 shares issued and outstanding, respectively	500	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
51,335,648 and 27,720,356 shares issued and outstanding, respectively	51,336	27,720
Additional paid in capital	124,082,811	97,186,524
Accumulated deficit	(31,977,003)	(59,610,260)
Total cbdMD, Inc. shareholders' equity	92,157,644	37,603,984

Total liabilities and shareholders' equity	$112,583,349	$94,518,122

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Total Gross Sales	$9,703,800	$7,752,478	$20,116,291	$8,436,207
Allowances	(304,764)	(2,115,900)	(569,019)	(2,333,942)
Total Net Sales	9,399,036	5,636,578	19,547,272	6,102,265
Cost of sales	2,732,076	1,914,716	6,432,613	2,080,027

Gross Profit	6,666,960	3,721,862	13,114,659	4,022,238

Operating expenses	12,267,637	5,749,463	24,827,934	7,141,274
Income (Loss) from operations	(5,600,677)	(2,027,601)	(11,713,275)	(3,119,036)
Realized and Unrealized gain (loss) on marketable securities	(53,152)	9,524	(115,162)	(64,640)
Impairment on investment other securities	(600,000)	-	(600,000)	-
Impairment accounts receivable other	(160,000)	-	(160,000)	-
(Increase) decrease on contingent liability	21,261,994	(30,914,074)	38,160,000	(30,914,074)
Interest income	35,607	6,274	42,875	43,959
Income (loss) before provision for income taxes	14,883,772	(32,925,877)	25,614,438	(34,053,791)

Benefit for income taxes	-	1,075,000	2,240,300	1,208,000
Net Income (Loss) from continuing operations	14,883,772	(31,850,877)	27,854,738	(32,845,791)
Net Income (Loss) from discontinued operations, net of tax (Note 15)	-	603	(41,202)	(1,193,345)
Net Income (Loss)	14,883,772	(31,850,274)	27,813,536	(34,039,136)
Net (Loss) attributable to noncontrolling interest	-	(58,536)	-	(137,685)
Preferred dividends	100,016	-	166,750	-

Net Income (Loss) attributable to cbdMD, Inc. common shareholders	$14,783,756	$(31,791,738)	$27,646,786	$(33,901,451)

Net Income (Loss) per share:
Basic earnings per share	$0.41	$(3.13)	$0.76	$(3.35)
Diluted earnings per share	$0.40	$-	$0.74	$-

Weighted average number of shares Basic:	36,503,005	10,160,947	36,503,005	10,107,144
Weighted average number of shares Diluted:	37,336,505	10,160,947	37,336,505	10,107,144

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Net Income (Loss)	$14,883,772	$(31,850,274)	$27,813,536	$(34,039,136)
Comprehensive Income (Loss)	14,883,772	(31,850,274)	27,813,536	(34,039,136)

Comprehensive Income (loss) attributable to non-controlling interest	-	(58,536)	-	(137,685)
Preferred dividends	(100,016)	-	(166,750)	-
Comprehensive Income (Loss) attributable to cbdMD, Inc. common shareholders	$14,783,756	$(31,791,738)	$27,646,786	$(33,901,451)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019
(unaudited)

	Six Months Ended March 31,	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$27,813,536	$(34,039,136)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Stock based compensation	972,225	163,148
Restricted stock expense	138,000	-
Issuance of stock / warrants for service	28,250	19,313
Impairment on discontinued operations asset	38,002	-
Depreciation and amortization	287,457	171,356
Gain on settlement of Note	-	(20,000)
Other than temporary impairment other securities and other accounts receivable	760,000	-
Increase/(Decrease) in contingent liability	(38,160,000)	30,914,074
Realized and unrealized loss of marketable securities	115,162	1,207,617
Non-cash lease expense	585,020	-
Merchant reserve settlement	132,657	-
Non-cash consideration received for services	-	(470,000)
Changes in operating assets and liabilities:
Accounts receivable	763,303	32,156
Accounts receivable – related party	-	204,902
Other accounts receivable	-	(137,043)
Note receivable	-	(18,000)
Note receivable – related party	-	156,147
Deposits	(22,365)	-
Merchant reserve	106,590	(199,907)
Inventory	(2,270,110)	(1,194,186)
Prepaid inventory	386,149	-
Prepaid expenses and other current assets	649,308	168,041
Marketable securities	-	440,211
Accounts payable and accrued expenses	849,113	43,076
Accounts payable and accrued expenses – related party	-	(393,016)
Operating lease liability	(496,834)	-
Note payable	175,124	-
Deferred revenue / customer deposits	(7,339)	(303,125)
Cash provided by discontinued operations	250,000	-
Deferred tax liability	(2,240,300)	(1,208,000)
Cash used by operating activities	(9,147,052)	(4,462,372)

Cash flows from investing activities:
Net cash used for merger	-	(1,177,867)
Purchase of intangible assets	-	(79,999)
Purchase of property and equipment	(1,796,346)	(102,204)
Cash used by investing activities	(1,796,346)	(1,360,070)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,771,756	6,356,997
Proceeds from issuance of preferred stock	4,421,928	-
Preferred dividend distribution	(166,750)	-
Deferred issuance costs	62,197	(177,521)
Cash provided by financing activities	21,089,131	6,179,476
Net increase (decrease) in cash	10,145,733	357,034
Cash and cash equivalents, beginning of period	4,689,966	4,282,553
Cash and cash equivalents, end of period	$14,835,699	$4,639,587

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019
(unaudited) (continued)

Supplemental Disclosures of Cash Flow Information:

	Six Months ended March 31,	Six Months Ended March 31,
	2020	2019

Cash Payments for:
Interest expense	$17,097	$23,938

Non-cash financial activities:
Warrants issued to secondary selling agent	$524,113	$86,092
Stock received for prior period services, adjusted for other accounts receivable write down prior to receipt	$-	$1,352,000
Adoption of ASU 2016-01	$-	$2,512,539

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020

					Additional	Other
	Common stock		Preferred stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income(loss)	Deficit	Total
Balance, September 30, 2019	27,720,356	27,720	-	-	97,186,524	-	(59,610,260)	37,603,984
Issuance of Preferred stock	-	-	500,000	500	4,421,428	-	-	4,421,928
Issuance of options for share based compensation	-	-			542,574	-	-	542,574
Issuance of stock costs	-	-			(31,757)	-	-	(31,757)
Issuance of restricted stock for share based compensation	-	-	-	-	138,000	-	-	138,000
Preferred dividend	-	-	-	-	-	-	(66,734)	(66,734)
Adoption of ASU 2016-02	-	-	-	-	-	-	(13,528)	(13,528)
Net Income (loss)	-	-			-	-	12,929,763	12,929,763
Balance, December 31, 2019	27,720,356	27,720	500,000	500	102,256,769	-	(46,760,759)	55,524,230
Issuance of common stock	23,590,292	23,591	-	-	21,368,166	-	-	21,391,757
Issuance of options for share based compensation	-	-	-	-	429,651	-	-	429,651
Issuance of stock/warrants for services	25,000	25	-	-	28,225	-	-	28,250
Preferred dividend	-	-	-	-	-	-	(100,016)	(100,016)
Net Income (loss)	-	-	-	-	-	-	14,883,772	14,883,772
Balance, March 31, 2020	51,335,648	51,336	500,000	500	124,082,811	-	(31,977,003)	92,157,644

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
FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

cbdMD, Inc. ("cbdMD", "we", "us", “our”, "Parent Company” or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands, Inc. and on May 1, 2019 we changed the name of our Company to “cbdMD, Inc.”. We operate from our offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

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

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended September 30, 2019 (“2019 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2019 as reported in the 2019 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI and Paw CBD. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company's consolidated financial statements have been prepared in accordance with US GAAP, and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, common stock issued prior to the Company’s initial public offering (the “IPO”), acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, contingent liability and, hence consideration for the Mergers is a material estimate. Actual results could differ from these estimates.

The Company is continuing to monitor data related to impact of the COVID-19 pandemic and at this time, based upon the available data, does not believe there would be an impact on inputs used for estimates and assumptions.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of March 31, 2020, we have an allowance for doubtful accounts of $14,318, and had an allowance of $7,286 at September 30, 2019.

In addition, the Company has and may, from time to time, enter into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other, and use the value of the stock or other instrument upon invoicing to determine the value. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either a marketable security (when the customer is a publicly traded entity) or as an investment other security (when the customer is a private entity).

Receivable and Merchant Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors, and will negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 4.0% - 5.2% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 - 5 days prior to reimbursement to the Company, and as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At March 31, 2020, the receivable from payment processors included approximately $160,013 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet and $280,322 for the reserve amount for a total receivable of $440,335.

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

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe it is more likely that an impairment loss has been incurred.

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

The Company recognized both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its Consolidated Balance Sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares at that time, in the amount of $53,215,163, was reclassified from contingent liability to additional paid in capital on the balance sheet. In addition the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020. The value of the issued Earnout Shares as of February 27, 2020 was $4,620,000 and the decrease in value of $6,924,503 from December 31, 2019 related to those shares is recorded in the Statement of Operations for the three months ended March 31, 2020. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the balance sheet.

For the three months ended March 31, 2020, the contingent liabilities associated with the business combination were decreased by $21,261,994 to reflect their reassessed fair values as of March 31, 2020. This decrease is reflective of a change in value of the variable number of shares from December 31, 2019, including the change in value of the Earnout Shares from December 31, 2019 until issued February 27, 2020. In December 2019, the Company updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 8 would be met. The primary catalyst for the $21,261,994 decrease in contingent liabilities is the change in the Company’s common share price between March 31, 2020 and December 31, 2019. These increases or decreases to the contingent liabilities are reflected within Other Income (Expenses) on the consolidated statements of operations.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective method beginning with our quarter ended December 31, 2018. The adoption of the new revenue standards as of October 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product or the services have been rendered. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to any of its revenue streams, no adjustment to retained earnings was required upon adoption.

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

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of March 31, 2020:

	At March 31, 2020	2020 and thereafter

Future performance obligations	$0	$0

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

Disaggregated Revenue

Our product revenue is generated primarily through two sales channels, consumer (E-commerce) and wholesale channels. We also generate service related sales, although this type of revenue is not a primary focus. We believe that these categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors.

A description of our principal revenue generating activities are as follows:

-
Consumer (E-commerce) sales - consumer products sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment.
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

The following table represents a disaggregation of revenue by sales channel:

	Three Months ended March 31, 2020	% of total	Three Months ended March 31, 2019	% of total
Wholesale product sales	$2,617,860	27.9%	$1,375,045	24.4%
Consumer product sales	6,781,176	72.1%	4,261,533	75.6%
Service related sales	-	0%	-	0%
Total net sales	$9,399,036		$5,636,578

	Six Months ended March 31, 2020	% of total	Six Months ended March 31, 2019	% of total
Wholesale product sales	$5,885,981	30.1%	$1,375,045	22.5%
Consumer product sales	13,661,291	69.9%	4,727,220	77.5%
Service related sales	-	0%	-	0%
Total net sales	$19,547,272		$6,102,265

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets.

We have no contract assets and contract liabilities at March 31, 2020.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $3,398,777 and $1,475,696 in advertising and related marketing and promotional costs included in operating expenses during the three months ended March 31, 2020 and 2019, respectively. The Company incurred approximately $5,809,498 and $1,557,838 in advertising and related marketing and promotional costs included in operating expenses during the six months ended March 31, 2020 and 2019, respectively.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of March 31, 2020 and 2019, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $14,344,758 uninsured balance at March 31, 2020 and a $4,097,190 uninsured balance at September 30, 2019.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and six months ended March 31, 2020. We have three customers whose aggregate accounts receivable balance was approximately 69% of the combined total accounts receivable and accounts receivable discontinued operations as of March 31, 2020, of which one customer is from the discontinued operations and accounts for approximately 51%. The aggregate accounts receivable balance of such customers represented approximately 51% of the Company’s total accounts receivable as of September 30, 2019.

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

New Accounting Standards

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases, and all subsequently issued clarifying guidance. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. In July 2018, the FASB issued ASU No. 2018-11, which permitted entities to record the impact of adoption using a modified retrospective method with any cumulative-effect as an adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods for the effects of applying the new standard. The Company elected this transition approach; therefore, the Company’s prior period reported results are not restated to include the impact of this adoption. We also elected the practical expedient permitted under the transition guidance which permits companies not to reassess prior conclusions on lease identification, historical lease classification and initial direct costs. In connection with the adoption of the new guidance, the Company recognized an operating lease asset for $7,704,109 and operating lease liability of $7,950,803 and a reduction of retained earnings of $13,528 in its balance sheet as of December 31, 2019, with no impact to its results of operations and cash flows. The difference between the leased assets and lease liabilities represents the net position of existing prepaid rent and deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets.

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

NOTE 2 – ACQUISITIONS

On December 20, 2018 (the “Closing”), the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, both North Carolina limited liability companies, completed a two-step merger (the “Merger Agreement”) with Cure Based Development. The Merger Agreement provided that AcqCo LLC merged with and into Cure Based Development with Cure Based Development as the surviving entity (the “Merger”), and immediately thereafter Cure Based Development merged with and into cbdMD LLC with cbdMD LLC as the surviving entity (the “Secondary Merger” and collectively with the Merger, the “Mergers”). cbdMD LLC was renamed on April 10, 2019 to CBDI and has continued as a wholly-owned subsidiary of the Company and maintains the operations of Cure Based Development pre-closing. As consideration for the Merger, the Company had a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 8,750,000 of the shares vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of aggregate net revenue criteria by CBDI, within 60 months following the Closing. The net revenue criteria are: $20.0, $40.0, $80.0 and $160.0 million, in aggregate $300.0 million (See Note 8 for more information).

The initial 15,250,000 shares were approved by our shareholders and issued on April 19, 2019. On February 27, 2020, 5,127,792 shares were issued upon satisfaction of aggregate net revenue criteria per the Merger Agreement.

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

On June 23, 2017, I’M1 and EE1 in aggregate exercised a warrant for 1,600,000 shares of common stock for services delivered to a customer and accounted for this in Investment other securities. The common stock was issued to the Company’s subsidiaries I’M1 and EE1. The customer is a private entity and the stock was valued at $912,000, which was based on its recent financing in June 2017 at $0.57 per share. The Company has classified this common stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the fair value of the services provided, utilizing an analysis of vendor specific objective evidence of its selling price. In August 2017, each of I’M1 and EE1 distributed the shares to its majority owner, cbdMD, and also distributed shares valued at $223,440 to its non-controlling interests. In August 2017, the Company also provided referral services for kathy Ireland® Worldwide and this customer. As compensation the Company received an additional 200,000 shares of common stock valued at $114,000 using the pricing described above. On December 21, 2017, the Company purchased 300 shares of preferred stock in a private offering from this customer for $300,000. The preferred shares are convertible into common stock at a 20% discount of a defined subsequent financing, or an initial public offering of a minimum $15 million, or at a company valuation of $45 million whichever is the least. The Company has classified this stock as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the stock the Company used the value paid, which was the price offered to all third party investors. Subsequently, the Company has recently met with other investors of the customer and has indicated desire to sell the equity interest of the Company. As of September 30, 2019, based on conversations with other investors, the market for this equity, and potential selling prices negotiated, the Company determined that the value at September 30, 2019 was $600,000 and an impairment of $502,560 was appropriate for the year ended September 30, 2019. In November 2019, the Company entered into an option to sell the shares by June 30, 2020 to a third party for $600,000. The option required the buyer to provide a non refundable deposit of $30,000. Based upon updates received from the customer during the three months ended March 31, 2020, the Company has determined that it is likely to not realize a return on this asset and has made the determination to take a full impairment of $600,000 at March 31, 2020.

In December 2017, the Company completed services per an advisory services agreement with Kure Corp (“Kure”), formerly a related party. As payment for these services, Kure issued 800,000 shares of its stock to the Company. The customer was a private entity and the stock was valued at $400,000, which was based on financing activities by Kure in September 2017 in which shares were valued at $0.50 per share. The Company had classified this common stock, cumulative value of $400,000, as Level 3 for fair value measurement purposes as there were no observable inputs. In valuing the stock the Company used factors including information provided by the issuer regarding their recent results and future plans as well as their most recent financing transactions. On April 30, 2018, Kure. merged with Isodiol International, Inc. (CSE: ISOL, OTCQB: ISOLF, FSE:LB6A.F), a Canadian company (“Isodiol”). Details can be reviewed in our 2018 Form 10-K previously filed. As a result of this merger we received the first issuance of 380,952 shares from Isodiol and valued them based on the trading price on April 30, 2018 of $0.63 per share which totaled $240,000. We also removed the value of the Kure equity of $400,000 from our Level 3 investments as part of the exchange described above. As the full value of the Kure equity will not be received until the future issuances based on earn out goals, we recorded an accounts receivable other of $160,000 as of December 31, 2018. On March 31, 2019, Isodiol spun off Kure to its original shareholders by issuing back all original Kure stock. As a result of the spin off, the Company received 800,000 shares of Kure stock which we valued at the $160,000, and as Kure is private, when the shares are received they will be treated as a Level 3 stock and will be accounted for as the $160,000 accounts receivable other. In light of the difficulties of the vaping industry, Kure Corp’s ability to continue to raise capital, and uncertainty for future strategy, the Company has assessed the value of the common stock to be received and made the determination to take a full impairment of the $160,000 against the other accounts receivable at March 31, 2020.

On December 30, 2017 the Company entered into an Agreement with Isodiol which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. As payment for these services, the Company has received 1,226,435 shares of Isodiol common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol stock upon Isodiol’s acquisition of Kure Corp, giving the Company a total of 1,264,530 shares. At March 31, 2020, the Company has 1,042,193 shares valued at $83,375.

The table below summarizes the assets valued at fair value as of March 31, 2020:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at March 31, 2020

Marketable securities	$83,375	-	$-	$83,375
Investment other securities	-	-	$-	$-

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2019	$198,538	$-	$600,000	$798,538
Change in value of equities	$(62,011)	$-	$-	$(62,011)
Balance at December 31, 2019	$136,527	$-	$600,000	$736,527
Change in value of equities	$(53,152)	$-	$(600,000)	$(653,152)
Balance at March 31, 2020	$83,375	$-	$-	$83,375

NOTE 4 – INVENTORY

Inventory at March 31, 2020 and September 30, 2019 consists of the following:

	March 31,	September 30,
	2020	2019
Finished goods	$2,518,633	$3,050,120
Inventory components	4,053,063	1,251,466
Inventory prepaid	517,309	903,458
Total	$7,089,005	$5,205,044

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2020 and September 30, 2019 consist of the following:

	March 31,	September 30,
	2020	2019
Computers, furniture and equipment	$280,925	$131,077
Manufacturing equipment	2,591,440	1,375,986
Leasehold improvements	806,998	375,954
Automobiles	24,892	24,892
	3,704,255	1,907,909
Less accumulated depreciation	(479,809)	(192,352)
Net property and equipment	$3,224,446	$1,715,557

Depreciation expense for continuing operations related to property and equipment was $174,206 and $49,936 for the three months ended March 31, 2020 and 2019, respectively and was $287,457 and $54,039 for the six months ended March 31, 2020 and 2019, respectively. Depreciation expense for discontinued operations related to property and equipment was $2,938 and $7,654 for the three and six months ended March 31, 2019, respectively.

NOTE 6 – INTANGIBLE ASSETS

With the Mergers of Cure Based Development, the Company made a strategic shift toward the CBD business and all entities and their associated intangibles were assessed during the year ended September 30, 2019 with that focus and their ability to support that business line.

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

Intangible assets as of March 31, 2020 and September 30, 2019 consisted of the following:

	March 31,	September 30,
	2020	2019
Trademark related to cbdMD	$21,585,000	$21.585,000
Trademark for HempMD	50,000	50,000
Total	$21,635,000	$21,635,000

NOTE 7 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro-forma data summarizes the results of operations for the three and six months ended March 31, 2020 and 2019, as if the Mergers with Cure Based Development had been completed on October 1, 2017. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mergers had taken place on October 1, 2017. The pro-forma financial information represents the continuing operations only.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net revenues	$N/A*	$N/A*
Operating income (loss)	$N/A*	$N/A*
Net income (loss)	$N/A*	$N/A*
Net loss per share – basic and fully diluted	$N/A*	$N/A*

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019

Net revenues	$N/A*	$9,185,693
Operating income (loss)	$N/A*	$(4,320,089)
Net income (loss)	$N/A*	$(35,298,514)
Net loss per share – basic and fully diluted	$N/A*	$(1.39)

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

NOTE 8 – CONTINGENT LIABILITY

As consideration for the Mergers, described in Note 2, the Company had a contractual obligation to issue 15,250,000 shares of our common stock, after approval by our shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 and 8,750,000, both of which are subject to leak out provisions, and the unrestricted voting rights to 8,750,000 tranche of shares will also vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 shares of our common stock can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date (“Earn Out”).

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

The Merger Agreement also provides that an additional 15,250,000 shares (“Earnout Shares”) would be issued as part of the consideration for the Mergers, upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date as follows, as measured at four intervals (each a “Marking Period”): the completion of 12, 24, 42, and 59 calendar months from the Closing Date, and based upon the ratios set forth below:

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

The initial 15,250,000 shares and the Earnout Shares were approved by our shareholders and the initial shares were issued on April 19, 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the balance sheet.

The 15,250,000 Earnout Shares which would be issued in the future, upon the satisfaction of net revenue criteria have been valued using a Monte Carlo Simulation. Inputs used included: stock price, volatility, interest rates, revenue projections, and likelihood of obtaining revenue projections, amongst others.

The value of the contingent liability was $33,701,994 and $50,600,000 at December 31, 2019 and September 30, 2019, respectively, and represents the Earnout Shares. The first Marking Period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020. The value of the issued Earnout Shares as of February 27, 2020 was $4,620,000 and the decrease in value of $6,924,503 from December 31, 2019 related to those shares is recorded in the Statement of Operations for the three months ended March 31, 2020. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the balance sheet. The remaining Earnout Shares for future evaluation were valued at $7,820,000 on March 31, 2020 as compared to $22,157,491 at December 31, 2019, a decrease of $14,337,491. The decrease in value of $6,924,503 and $14,337,491 combined represent the decrease of the total contingent liability of $21,261,994 and is recorded in the Statement of Operations for the three months ended March 31, 2020. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the decrease in the value of the Earnout Shares within the contingent liability was the decrease of the Company’s stock price, which was $0.93 at March 31, 2020 as compared to $2.26 on December 31, 2019 and the issuance on February 27, 2020 of the Earnout Shares for the first marking period.

NOTE 9 – RELATED PARTY TRANSACTIONS

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we recognized the following related party transactions which happened prior to the Mergers:

Cure Based Development received $90,000 from Verdure Holdings LLC for future orders of the Company’s products. Verdure Holdings LLC, at that time, was an affiliate of the CEO of Cure Based Development. This amount has been adjusted based on sales to Verdure Holdings subsequent to the mergers and is recorded as customer deposits - related party on the accompanying balance sheet and was $0 and 7,339 at March 31, 2020 and September 30, 2019, respectively.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 500,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2020.

The total amount of dividends declared and paid were $100,016 and $100,016, respectively, for the three months ended March 31, 2020. The total amount of dividends declared and paid were $166,750 and $166,750, respectively, for the six months ended March 31, 2020.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 51,335,648 and 27,720,356 shares of common stock issued and outstanding at March 31, 2020 and September 30, 2019, respectively.

Preferred stock transactions:

In the three and six months ended March 31, 2020:

On October 16, 2019, the Company completed a follow-on firm commitment underwritten public offering of 500,000 shares of its 8.0% Series A Cumulative Convertible Preferred Stock for aggregate gross proceeds of $5,000,000. The Company received approximately $4.5 million in gross proceeds after deducting underwriting discounts and commissions. The Company also issued to the selling agent warrants to purchase in aggregate 47,923 shares of common stock with an exercise price of $3.9125. The warrants were valued at $178,513 and expire on October 10, 2024.

No preferred stock was issued in the three and six months ended March 31, 2019.

Common stock transactions:

In the three and six months ended March 31, 2020:

On January 14, 2020, the Company completed a follow-on firm commitment underwritten public offering of 18,400,000 shares of its common stock for aggregate gross proceeds of $18,400,000. The Company received approximately $16.9 million in net proceeds after deducting underwriting discounts and commissions. The Company also issued to the selling agent warrants to purchase in aggregate 480,000 shares of common stock with an exercise price of $1.25. The warrants were valued at $345,600 and expire on January 14, 2025.

In February 2020, we issued 25,000 shares of our common stock to an investor relations firm for services. The shares were valued at $28,250, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending January 2021.

In February 2020, we issued 5,000 shares of our common stock to an employee. The shares were valued at $5,650, based on the trading price upon issuance, and was expensed as stock based compensation expense.

In the three and six months ended March 31, 2019:

On October 2, 2018, the Company completed a follow-on firm commitment underwritten public offering of 1,971,428 shares of its common stock for aggregate gross proceeds of approximately $6.9 million. The Company received approximately $6.3 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The Company also issued to representatives of the underwriters warrants to purchase in aggregate 51,429 shares of common stock with an exercise price of $4.375. The warrants were valued at $86,092 and expire on September 28, 2023.

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

Stock option transactions:

In the three and six months ended March 31, 2020:

In December 2019 we granted an aggregate of 280,000 common stock options to two executives. The options vest 1/3 on January 1, 2020, 1/3 on January 1, 2021 and 1/3 on January 1, 2022, have an exercise price of $3.15 per share and a term of five years. We have recorded an expense for the options of $71,540 and $262,316 for the three and six months ended March 31, 2020, respectively.

In February 2020, we granted an aggregate of 30,000 common stock options to an employee. The options vest 1/3 at grant, 1/3 on February 7, 2021, and 1/3 on February 7, 2022, have an exercise price of $3.15 per share and a term of five years. We have recorded an expense for the options of $6,312 for the three months ended March 31, 2020.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the six months ended March 31, 2020 and 2019:

	2020	2019
Exercise price	$3.15	-
Risk free interest rate	1.41% - 1.64%	-
Volatility	95.96% - 99.03%	-
Expected term	3 - 5 years	-
Dividend yield	None	-

Warrant transactions:

In the three and six months ended March 31, 2020:

In October 2019 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, we issued to the representative of the underwriters warrants to purchase in aggregate 47,923 shares of common stock with an exercise price of $3.9125. The warrants expire on October 10, 2024.

In January 2020 in relation to the follow-on firm commitment underwritten public offering of the Company’s common stock, we issued to the representative of the underwriters warrants to purchase in aggregate 480,000 shares of common stock with an exercise price of $1.25. The warrants expire on January 14, 2025.

In the three and six months ended March 31, 2019:

On October 2, 2018 in relation to the follow-on firm commitment underwritten offering, we issued to the representative of the underwriters warrants to purchase in aggregate 51,429 shares of common stock with an exercise price of $4.375. The warrants expire on September 28, 2023.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the six months ended March 31, 2020 and 2019:

	2020	2019
Exercise price	$1.25 - $3.9125	$4.375
Risk free interest rate	1.48% - 1.63%	2.90%
Volatility	95.36% - 96.85%	70.61%
Expected term	5 years	5 years
Dividend yield	None	None

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

We account for stock-based compensation using the provisions of FASB ASC 718.  FASB ASC 718 codification requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. We have only awarded stock options since December 2015. All options are approved by the Compensation. Corporate Governance and Nominating Committee of the Board of Directors. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

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

The following table summarizes stock option activity under the Plan:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2019	1,219,650	6.07
Granted	310,000	3.15
Exercised	-	-
Forfeited	14,650	5.70
Outstanding at March 31, 2020	1,515,000	$5.48	7.17	$—

Exercisable at March 31, 2020	898,334	$5.28	6.80	$—

As of March 31, 2020, there was approximately $1,171,704 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.0 years.

Restricted Stock Award transactions:

In May 2019 the Company issued 57,500 restricted stock awards in aggregate to eleven employees. The restricted stock awards vested January 1, 2020. The stock awards were valued at fair market upon issuance at $368,000 and amortized over the vesting period. We recognized $0 and $138,000 of stock based compensation expense for the three and six months ended March 31, 2020, respectively.

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2019	423,605	$6.64
Issued	527,923	1.49
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2020	951,528	$3.78	3.77	$—

Exercisable at March 31, 2020	423,605	$6.64	2.53	$—

The following table summarizes outstanding common stock purchase warrants as of March 31, 2020:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
Exercisable at $7.50 per share	60,000	$7.50	May 2024
Exercisable at $3.9125 per share	47,000	$3.9125	October 2024
Exercisable at $1.25 per share	480,000	$1.25	January 2025
	951,528	3.78

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, provide production days for advertising creation and attend meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, we have mutually agreed to suspend payments at minimum from April 2020 until June 2020 and will determine if a contract amendment is warranted based on the professional league’s future direction. We have recorded expense of $116,667 and $283,334 for the three and six months ended March 31, 2020.

In September 2019, the Company entered into a sponsorship agreement with Life Time, Inc, an operator of fitness clubs, facilities and events. The term of the agreement is through December 31, 2022 and is tied to the Company being the exclusive CBD company and performance of Life Time Inc. regarding advertisement, marketing and display within facilities and at identified events. The potential payments, if all commitments are met, in aggregate is $4,900,000 and is to be paid for the period ending: December 2019 - $1,125,555, December 2020 - $1,258,148, December 2021 - $1,258,148 and December 2022 - $1,258,149. In light of the impact of COVID-19 on the operation of fitness clubs, facilities and events, we have mutually agreed to suspend payments at minimum from April 202 until June 2020 and will determine if a contract amendment is warranted based on the opening of Life Time Inc. facilities and decisions on Life Time Inc. hosted events. We have recorded expense of $208,000 and $1,173,000 for the three and six months ended March 31, 2020.

In October 2019, the Company entered into a sponsorship agreement with Feld Motor Sports to be an official sponsor of the Monster Energy Cup events through 2021, the United States AMA Supercross and FIM World Championship events through 2021, and US Supercross Futures event through 2021. The sponsorship includes various media, marketing, and promotion activities. The payments in aggregate are $1,750,000 and is to be paid for the period ending: December 2019 - $150,000, December 2020 - $800,000 and December 2021 - $800,000. In light of the impact of COVID-19 on the events, we have provided notice of termination for the entire agreement and have agreed to make three monthly payments of $77,430 from April 2020 to June 2020 for services provided in the quarter ending March 31, 2020. We have recorded expense of $465,625 and $528,625 for the three and six months ended March 31, 2020.

NOTE 14 – NOTE PAYABLE

In July 2019, we entered into a loan arrangement for $249,100 for a line of equipment, of which $172,051 is a long term note payable at March 31, 2020. Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905. In January 2020, we entered into a loan arrangement for $35,660 for equipment, of which $25,448 is a long term note payable at March 31, 2020. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $783.93.

NOTE 15 – DISCONTINUED OPERATIONS

Effective September 30, 2019, the Company ceased operations of four business subsidiaries: EE1, IM1, BPU and Level H&W. These subsidiaries accounted for our licensing, entertainment, and products segments prior to fiscal 2019 and the Company determined that these business units are not able to provide support or value to the CBD business, which the Company is now strategically focused on.

Therefore, the Company classified the operating results of these subsidiaries as discontinued operations, net of tax in the Consolidated Statements of Operations.

The following table shows the summary operating results of the discontinued operations for the three and six months ended March 31, 2020 and 2019:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Total Gross Sales	$-	$37,958	$-	$821,691
Allowances	-	(1,184)	-	(1,576)
Total Net Sales	-	36,774	-	820,115
Cost of sales	-	219,947	-	545,643

Gross Profit	-	(183,173)	-	274,473

Operating expenses	-	189,870	41,202	342,999
Income (Loss) from operations	-	(373,043)	(41,202)	(68,526)
Realized and Unrealized gain (loss) on marketable securities	-	361,835	-	(1,142,978)
Interest income (expense)	-	11,811	-	18,159
Income (loss) before provision for income taxes	-	603	(41,202)	(1,193,345)

Benefit (Provision) for income taxes	-	-	-	-
Net Income (Loss)		603	(41,202)	(1,193,345)
Net Gain (Loss) attributable to noncontrolling interest	-	(58,536)	-	(137,685)

The following table shows the summary assets and liabilities of the discontinued operations as of March 31, 2020 and September 30, 2019.

	March 31,	September 30,
	2020	2019
Assets

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable	791,998	1,080,000
Total current assets included as part of discontinued operations	791,998	1,080,000

Other assets:
Total other assets included as part of discontinued operations	-	-

Total assets included as part of discontinued operations	$791,998	$1,080,000
Liabilities

Current liabilities:
Accounts payable	$-	$-
Total current assets included as part of discontinued operations	-	-

Long term liabilities:
Total long term liabilities as part of discontinued operations	-	-

Total liabilities included as part of discontinued operations	$-	$-

The following table shows the significant cash flow items from discontinued operations for the six months ended March 31,:

	2020	2019
Depreciation/ amortization	$-	$19,992
Realized/unrealized (gain) loss on securities expenditures	$-	$1,142,978
Impairment on discontinued operations assets	$(38,002)	$-
Non cash consideration received for services	$-	$(470,000)

At September 30, 2019, EE1 had an accounts receivable for prior services delivered to two customers in aggregate of $1,080,000 of which $1,000,000 was from a related party at the time. At March 31, 2020 the balance on the accounts receivable is $791,998, which reflects payments made and an impairment of $38,002. As of March 31, 2020, one customer has breached their formal agreement on payments, with an accounts receivable balance of $750,000, and on April 29, 2020, the Company filed a lawsuit for collection of this amount and legal fees. The customer is Sandbox Properties LLC and is an affiliate of Kathy Ireland and kathy ireland Worldwide. As of March 31, 2020, we believe this amount will be collected in full.

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

Components of operating lease costs are summarized as follows:

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Operating lease costs	$382,433	$764,866
Variable lease costs	25,791	48,891
Total operating lease costs	$408,224	$813,757

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$357,922	$676,681

As of March 31, 2020, our operating leases had a weighted average remaining lease term of 6.13 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of March 31, 2020 are summarized as follows:

For the year ended September 30,
2020 (remaining six months)	$718,122
2021	1,452,434
2022	1,392,837
2023	1,380,204
2024	1,421,610
Thereafter	2,532,811
Total future lease payments	8,898,018
Less interest	(1,213,558)
Total lease liabilities	$7,684,460

Future minimum lease payments (including interest) under non-cancelable operating leases as of September 30, 2019 are summarized as follows:

For the year ended September 30,
2020	$1,394,806
2021	1,452,434
2022	1,392,837
2023	1,380,204
2024	1,421,610
Thereafter	2,532,811
Total obligations and commitments	$9,574,702

NOTE 17 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Basic:
Net income (loss) continuing operations	$14,883,772	$(31,850,877)	$27,854,738	$(32,845,791)
Net income (loss) discontinued operations	-	59,139	(41,202)	(1,055,660)
Net income (loss) attributable to cbdMD, Inc. common shareholders	14,883,772	(31,791,738)	27,813,536	(33,901,451)

Preferred dividends paid	100,016	-	166,750	-
Diluted:
Net income (loss) continuing operations adjusted for preferred dividend	14,783,756	-	27,687,988	-
Net income(loss) adjusted for preferred dividend	14,783,756	-	27,646,786	-

Shares used in computing basic earnings per share	36,503,005	10,160,947	36,503,005	10,107,144
Effect of dilutive securities:
Options	-	-	-	-
Warrants	-	-	-	-
Convertible preferred shares	833,500	-	833,500	-
Shares used in computing diluted earnings per share	37,336,505	10,160,947	37,336,505	10,107,144

Earnings per share Basic:
Continued operations	0.41	(3.13)	0.76	(3.24)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.11)
Basic earnings per share	0.41	(3.13)	0.76	(3.35)

Earnings per share Diluted:
Continued operations	0.40	-	0.74	-
Discontinued operations	-	-	(0.00)	-
Diluted earnings per share	0.40	-	0.74	-

At the three and six months ended March 31, 2019, 833,255 potential shares underlying options and warrants, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 18 – INCOME TAXES

On November 17, 2017, the Company completed an IPO of its common stock. The Company conducted a Section 382 analysis and determined an ownership change occurred upon the IPO. On October 2, 2018 the Company completed a follow-on firm commitment underwritten public offering of its common stock. On May 16, 2019 the Company completed a follow-on firm commitment underwritten public offering of its common stock. On October 16, 2019 the Company completed a follow-on firm commitment underwritten public offering of its 8.0% Series A Cumulative Convertible Preferred Stock. On January 14, 2020, the Company completed a follow-on firm commitment underwritten public offering of its common stock. Management has determined that the Company's federal and state NOL carryovers established up through the date of each of these ownership changes may be subject to an annual limitation; however, this limitation is not material to these condensed consolidated financial statements.

On December 20, 2018, the Company completed a two-step merger with Cure Based Development (see Note 2). As a result of the Mergers the Company established as part of the purchase price allocation a net deferred tax liability related to the book-tax basis of certain assets and liabilities of approximately $4.6 million.

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles ("naked credits"). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarter ending December 31, 2019, provided for a wide range of potential annual effective rates. Therefore, the Company has calculated the tax provision on a discrete basis under ASC 740-270-30-36(b) for the quarter ending December 31, 2019. Given available information to date and the most probable scenario given the facts and circumstances, management’s expectation is that the Company will generate enough indefinite life deferred tax assets from post-merger NOLs to reduce the naked credits to zero during the year, and continue to record a valuation allowance on remaining DTAs. As a result, the Company decreased the deferred tax liability from $2,240,300 to $0 and a recorded a deferred tax benefit of $2,240,300 for the quarter ending December 31, 2019. The Company recorded $0 income tax provision for the quarter ending March 31, 2020.

NOTE 19 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2020 to the date these unaudited condensed consolidated financial statements were issued, and with the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact of COVID-19 on the global economic and operating environment. We find that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company. However, we are monitoring the rapidly evolving situation and its potential impacts on our financial condition, liquidity, operations, suppliers, industry and workforce.

On March 27, 2020, Congress passed and the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act, which is commonly known as the CARES Act which provides a stimulus package to certain business and individuals affected by the novel COVID-19 emergency. The Company is currently evaluating how these provisions in the CARES Act will impact its financial position, results of operations and cash flows.

In April 2020, the Company applied for an unsecured loan in the amount of approximately $1.5 million pursuant to the Paycheck Protection Program administered by the United States Small Business Administration and authorized by the Keeping American Workers Employed and Paid Act, which is part of the CARES Act. Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program. The Company received the loan proceeds on April 27, 2020.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the second quarters of fiscal 2020 and fiscal 2019 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2019 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Since December 2018, we have significantly increased the number of locations cbdMD products are available in, and with the building momentum of retailer acceptance subsequent to the passage of the Farm Bill, we are pursuing multiple opportunities to expand our product distribution as we continue to work to build cbdMD into a top recognized brand in the industry. We also continue to utilize partnerships and sponsorships with professional athletes as a way to gain brand recognition.

The Impact of the COVID-19 Pandemic on our Company

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including retail commerce.

In response to these measures, the “stay at home” order issued by the Governor of the State of North Carolina where our business is located, and for the protection of our employees and customers, we have temporarily closed our corporate office and altered work schedules at our manufacturing and warehouse facilities. In addition, our senior management and our office personnel are working remotely. To date these adjustments have not adversely impacted our ability to operate our company. In mid March we took steps to increase production to build up our finished goods inventory as well as purchased additional raw material inventory items thereby allowing us to maintain production if supply chain interruptions were to happen. During the second quarter of fiscal 2020 we experienced an impact on our wholesale sales to our brick and mortar customers as many of the stores have been temporarily closed. In response, we have increased our efforts regarding campaigns and marketing reach to support our online sales efforts by upping our initiatives with associated relevant messaging to connect with our consumer base as well increased website content and various offerings and changes to make online ordering more effective (auto reorder capability, giveaways, free shipping, etc.). The impact of COVID-19 on the quarter ended March 31, 2020 has been a small decline in our wholesale sales with relatively no impact to our online sales. We continue to assess the situation on a daily basis, but we are unable to predict when and how quickly we will be able to resume regular operations.

During this time, we have implemented several measures that we believe will ensure sufficient liquidity and support the business for the next several months. Specific measures, among other things, include the following:

●
Negotiating with our landlords to receive temporary rent deferrals on our facilities;

●
Negotiating with our vendors to defer payments;

●
Suspending sponsorship and affiliate agreements;

●
Shifting sales focus efforts to our online consumer sales while the wholesale sales environment is impacted;

●
Ensuring we had sufficient inventory levels, (both raw and finished goods) allowing us to continue to fulfill orders in the event we must shut down our manufacturing facility or supply chains were impacted; and

●
Furloughing employees in areas impacted (wholesale sales, warehouse, marketing and events)

To further bolster our working capital, on April 27, 2020, we received a loan in the principal amount of $1,456,100 (the “SBA Loan”), under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, we are using the proceeds from this loan to primarily help maintain our payroll as we navigate our business with a focus on returning to normal operations.

The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We intend to use the SBA Loan for qualifying expenses and to apply for forgiveness of the SBA Loan in accordance with the terms of the CARES Act.

As the adverse impact of COVID-19 on our company, industry, and country continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to the COVID-19 pandemic. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our transportation service providers, third-party manufacturing partners or vendors) could have a material adverse effect on our business, operations and financial performance.

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak, this situation may have a significant adverse effect on our reported results of operations for our third fiscal quarter of 2020 and possibly beyond. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

Growth Strategies and Outlook

We continue to pursue the following strategies to grow our revenues and expand our business and operations in the balance of fiscal 2020 and beyond:

●
Increase our base of product offerings : We currently have a broad offering of CBD products, including topicals, tinctures, gummies, bath bombs, vape oils, capsules, and pet products and continue to evaluate additional offerings within these categories as well as new ways to provide CBD in a manner that meets consumer demands. To that end we are devoting resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands. In addition, on April 8, 2020 we announced that in the coming weeks, we would offer third party manufactured single use alcohol-based hand sanitizers (which will not contain CBD) free with the purchase of cbdMD products, while supplies last. This has been accomplished. In addition, we also announced that in the coming 60 days from date of the announcement that we intend to begin manufacturing of our own branded alcohol-based hand sanitizer products (which will not contain CBD) pursuant to the authorization provided in the FDA’s Temporary Policy for Preparation of Certain Alcohol-Based Hand Sanitizer Products During the Public Health Emergency (COVID-19) Guidance for Industry, which was issued on March 27, 2020. We have begun the manufacturing and marketing process and expect the product to be available in May 2020. We also have other new products and bundled packages which will be available starting in May 2020 as well as several products in the research and development phase with targeted roll-out during 2020;

●
Expand our sales channels : As the market continues to evolve, we are expanding our sales channels. During fiscal 2019, we moved from a 100% online sales channel to working with wholesalers and retail channels. Big box retailers are beginning to explore CBD products and we believe this will provide another significant opportunity. In addition, sales channels for the pet line include expanding to not only retail stores but veterinary and pet care professionals;

●
Expand our recently formed CBD animal health division : With the formation in October 2019 of Paw CBD as a separate wholly-owned subsidiary, we have committed resources to branding and marketing the Paw CBD product line, which we believe will enable us to more effectively target new sales channels as well as utilize our marketing efforts in a more defined manner that we believe will generate other sales opportunities;

●
Expand our sponsorships toward targeted segments: We have had significant success with attracting high profile sponsors and influencers and expect to continue to assess the segments we have covered with a focus on activation of the sponsorships and influencers which are producing the largest visibility and responsiveness; and

●
Acquisitions. We may also choose to further build and maintain our brand portfolio by acquiring additional brands directly or through joint ventures if opportunities arise that we believe are in our best interests. As we are in an emerging market, opportunities could be present as companies establish strong brands and begin to obtain large market share. In assessing potential acquisitions or investments, we expect to utilize our internal resources to primarily evaluate growth potential, the strength of the target brand, offerings of the target, as well as possible efficiencies to gain. We believe that this approach will allow us to effectively screen consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. We are not a party, however at this time, to any agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

As a consumer goods manufacturer, we strive to meet or exceed the FDAs Good Manufacturing Practice (GMP) guidelines. Good Manufacturing Practices (GMPs) are guidelines that provide a system of processes, procedures and documentation to assure a product has the identity, strength, composition, quality and purity that appear on its label. These GMP requirements are listed in Section 8 of NSF/ANSI 173 which is the only American National Standard in the dietary supplement industry developed in accordance with the FDA’s 21 CFR part 111.

With our growth and evolution, challenges could exist and we must continue to review processes and controls and adapt our day to day GMP policies and practices as our manufacturing volume increases.  We are dedicated to providing the highest quality CBD consumer goods on the market and therefore will continue to focus substantial efforts on GMP compliance. Our manufacturing facility and warehouse operations are fully GMP compliant and NSF GMP registered.  NSF GMP registration verifies that the facility is audited twice annually for quality and safety in compliance with Federal Regulations for dietary supplements good manufacturing practices.   We have applied for an additional third-party certification from the U.S. Hemp Authority and are awaiting scheduling of the audit.  Additionally, we have secured third party contract manufacturing from FDA registered facilities which are independently GMP certified and subject to continuing independent audit and certification, to handle our increased manufacturing needs.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	change	2020	2019	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total net sales	$9,399,036	$5,636,578	3,762,458	$19,547,272	$6,102,265	13,445,007
Cost of sales	2,732,076	1,914,716	817,360	6,432,613	2,080,027	4,352,586
Gross profit as a percentage of net sales	70.9%	66.0%	4.1%	67.0%	65.9%	1.1%
Operating expenses	12,267,637	5,749,464	6,518,173	24,827,934	7,141,276	17,686,658
(Increase) decrease on contingent liability	21,261,994	(30,914,074)	168.8%	38,160,000	(30,914,074)	223.4%
Net income (loss) before taxes	14,883,772	(32,925,877)	145.2%	25,614,438	(33,978,793)	175.4%
Net income (loss) attributable to cbdMD, Inc. common shareholders	$14,783,756	$(31,791,738)	146.5%	$27,646,786	$(33,901,451)	181.5%

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

	Three months ended March 31, 2020	% of total	Three months ended March 31, 2019	% of total

Wholesale sales	$2,617,860	27.9%	$1,375,045	24.4%
Consumer sales	6,781,176	72.1%	4,261,533	75.6%
Service oriented sales	-	0%	-	0%
Total net sales	$9,399,036		$5,636,578

	Six months ended March 31, 2020	% of total	Six months ended March 31, 2019	% of total

Wholesale sales	$5,885,981	30.1%	$1,375,045	22.5%
Consumer sales	13,661,291	69.9%	4,727,220	77.5%
Service oriented sales	-	0%	-	0%
Total net sales	$19,547,272		$6,102,265

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for our product sales (consumer and wholesale sales), and includes labor for our service sales.  The following table provides information on the cost of sales to our net sales for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019	change

Product sales	$2,732,076	$1,893,927	$838,149
Service related sales	-	20,789	(20,789)
Total cost of sales	$2,732,076	$1,914,716	$817,360

	Six months ended March 31, 2020	Six months ended March 31, 2019	change

Product sales	$6,432,613	$2,040,767	$4,391,846
Service related sales	-	39,260	(39,260)
Total cost of sales	$6,432,613	$2,080,027	$4,352,586

In our product sales, our cost of sales as a percentage of sales was 29.0% and 33.9% for the three months ended March 31, 2020 and 2019, respectively, and was 32.9% and 34.0% for the six months ended March 31, 2020 ad 2019, respectively. The change reflects the growth and maturation of the business and its manufacturing process, and changes in the cost of raw materials as we continue to evaluate key vendors to work with and leverage volume purchasing as we grow as well as additional product offerings which continue to impact our cost of production. During the three months ended March 31, 2020 we had a inventory adjustment which decreased our cost of sales for the same period, without this adjustment our cost of sales as a percentage of sales would have been 33.1% and 34.8% for the three and six months ended March 31, 2020. We expect product sales will maintain cost of sales as a percentage of net sales, between 25% and 40%, as we continue to manage our overall cost for manufacturing and production.

Operating expenses

Our principal operating expenses include staff related expense, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, travel, rent, professional service fees, and business insurance expense. Our operating expenses on a consolidated basis increased approximately 110% and 245% in the three and six months ended March 31, 2020 from the same periods ended March 31, 2019, respectively, and is directly related to the Mergers on December 20, 2018 and the significant growth and ramp up of that business.

The following table provides information on our approximate operating expenses for the three and six months ended March 31, 2020 and 2019:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019	change

Staff related expense	$3,969,976	$2,220,790	$1,749,186
Accounting/legal expense	382,673	226,628	156,045
Professional outside services	329,019	427,271	(98,252)
Advertising/marketing/social media/events/tradeshows	3,398,776	1,475,695	1,923,081
Sponsorships	1,442,472	-	1,442,472
Affiliate commissions	385,341	477,838	(92,497)
Merchant fees	674,469	372,363	302,106
Technology	280,899	34,648	246,251
Travel expense	164,325	129,281	35,044
Rent	394,598	112,510	282,088
Business insurance	121,202	94,498	26,704
Non-cash stock compensation	435,301	19,475	415,826
All other expenses	288,586	158,467	130,119
Totals	$12,267,637	$5,749,464	$6,518,173

	Six months ended	Six months ended
	March 31, 2020	March 31, 2019	change

Staff related expense	$7,902,979	$2,515,330	$5,387,649
Accounting/legal expense	726,093	537,821	188,272
Professional outside services	842,104	681,636	160,468
Advertising/marketing/social media/events/tradeshows	5,809,498	1,557,837	4,251,661
Sponsorships	3,572,308	-	3,572,308
Affiliate commissions	929,608	477,838	451,770
Merchant fees	1,415,462	403,808	1,011,654
Technology	540,895	46,788	494,107
Travel expense	369,043	136,351	232,692
Rent	744,191	174,215	569,976
Business insurance	265,663	157,362	108,301
Non-cash stock compensation	1,115,875	163,148	952,727
All other expenses	594,215	289,142	305,073
Totals	$24,827,934	$7,141,276	$17,686,658

The increase in staff related expense is a direct result of the build out of the CBDI team. The increase in professional outside services is related to the use of outside agencies and firms to support the growth while we built our infrastructure. The increase in advertising/marketing, sponsorships, affiliate commissions, technology, and travel are a result of execution on the business strategy and building of the CBD brand while increasing market share. The increase in merchant fees is a direct result of increased business through our E-commerce site. The non-cash stock compensation expense reflects the value of restricted stock awards and options as they vest.

The significant increase in operating expenses is related to the Mergers as well as the ramping up of the CBDI business, which included increased staff hiring, a full blown sales, advertising and marketing process and expenses related to infrastructure expansion. With an established business foundation and infrastructure, we are now focused on activation of our assets to continue to build our brand while we transition with a focus on overall execution and profitability.

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

The following table provides information on our approximate corporate overhead for three and six months ended March 31, 2020 and 2019:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019	change

Staff related expense	$292,833	$553,595	$(260,762)
Accounting/legal expense	163,878	224,335	(60,457)
Professional outside services	144,522	240,722	(96,200)
Travel expense	4,160	37,031	(32,871)
Business insurance	108,748	80,628	28,120
Non-cash stock compensation	435,301	19,475	415,826
Totals	$1,149,442	$1,155,786	$(6,344)

	Six months ended	Six months ended
	March 31, 2020	March 31, 2019	change

Staff related expense	$710,240	$765,802	$(55,562)
Accounting/legal expense	435,892	535,528	(99,636)
Professional outside services	320,030	486,141	(166,111)
Travel expense	22,684	43,956	(21,272)
Business insurance	182,465	140,814	41,651
Non-cash stock compensation	1,115,875	163,148	952,727
Totals	$2,787,186	$2,135,389	$651,797

The overall increase in corporate operating expenses is related to the maturation of the entire organization and ongoing public company related expenses.

Other income and other non-operating expenses

Interest income (expense)

Our interest income (expense) was $35,607 and $6,274 for the three months ended March 31, 2020 and 2019, respectively. For the six months ended March 31, 2020 and 2019, our interest income (expense) was $42,875 and $43,959, respectively.

Contingent liability

As consideration for the Mergers, under the terms of the Merger Agreement, we had a contractual obligation to issue 15,250,000 initial shares of our common stock (the “Initial Shares”), after approval by our shareholders, to the members of Cure Based Development, to be issued in two tranches 6,500,000 shares and 8,750,000 shares, both of which are subject to leak out provisions. The unrestricted voting rights to 8,750,000 tranche of shares vest over a five year period and until those voting rights vest are subject to voting proxy agreements. As of March 31, 2020, unrestricted voting rights to 2,187,500 shares have vested and those shares are no longer subject to voting proxy agreements. The Merger Agreement also provided that an additional 15,250,000 Earnout Shares of our common stock can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the closing date of the Mergers.

The Initial Shares and Earnout Shares were approved by our shareholders and the Initial Shares were issued on April 19, 2019. The Initial Shares value at April 19, 2019 was $53,215,163, and with the issuance of the Initial Shares, the contingent liability related to the Initial Shares was reclassified to shareholders’ equity by $53,215,163.

The earn out provision is accounted for and recorded as a contingent liability with increases in the liability recorded as a non cash other expense and decreases in the liability recorded as a non cash other income. The first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were earned and issued on February 27, 2020. The value of the issued Earnout Shares as of February 27, 2020 was $4,620,000 and the decrease in value of $6,924,503 related to those shares is recorded in the Statement of Operations for the three months ended March 31, 2020. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the balance sheet. The remaining Earnout Shares for future evaluations represent the contingent liability and were valued at $7,820,000 at March 31, 2020, as compared to $22,157,491 at December 31, 2019, a decrease of $14,337,491. The decrease in value of $6,924,503 and $14,337,491 combined represent the decrease of the total contingent liability of $21,261,994 and is recorded as other income in the Statement of Operations for the three months ended March 31, 2020. The Company utilizes both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the decrease in the value of the contingent liability was the decrease of the Company’s stock price, which was $0.93 at March 31, 2020 as compared to $2.26 on December 31, 2019 and the issuance on February 27, 202 of the Earnout Shares for the first marking period.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the three months ended March 31, 2020 and 2019 we recorded $(53,152) and $9,524 of realized and unrealized gain (loss) on marketable and other securities. For the six months ended March 31, 2020 and 2019 we recorded $(115,162) and $(64,640) of realized and unrealized gain (loss) on marketable and other securities. The discontinued operations recorded a realized and unrealized gain (loss) of $361,835 and $(1,142,978), for the three and six months ended March 31, 2019, which is included in the net income (loss) from discontinued operations on the statement of operations.

For the three and six months ended March 31, 2020 we had an impairment on other securities of $600,000 as well as an impairment of $160,000 against other account receivable representing an investment other security that was to be received. (see Note 3 Marketable Securities and Investment Other Securities in the consolidated financial statements for more information).

Liquidity and Capital Resources

 We had cash and cash equivalents on hand of $14,835,699 and working capital of $19,092,846 at March 31, 2020 as compared to cash on hand of $4,689,966 and working capital of $12,033,157 at September 30, 2019. Our current assets increased approximately 58.1% at March 31, 2020 from September 30, 2019, and is primarily attributable to an increase in cash and inventory, offset by a decrease in accounts receivable, marketable and other securities, merchant reserve, prepaid expenses, and assets from discontinued operations. Our current liabilities increased approximately 56.1% at March 31, 2020 from September 30, 2019. This increase is primarily attributable to increases in accounts payable, accrued expenses, note payable and operating lease short term liability.

During the three and six months ended March 31, 2020 we used cash primarily to fund our operations.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $9,147,052 and $4,462,372 for six months ended March 31, 2020 and 2019, respectively.

On October 16, 2019 we closed a follow-on firm commitment underwritten public offering of shares of our 8.0% Series A Convertible Preferred Stock resulting in total net proceeds to us of $4,525,100. On January 15, 2020, we closed a follow-on firm underwritten public offering of shares of our common stock resulting in total net proceeds to us of $16,928,100. We are using the net proceeds from the offerings for brand development and expansion, advertising, marketing, and general working capital. In addition, as described earlier in this section, in April 2020 we received a PPP Loan of $1,456,100

Related Parties

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As previously disclosed, effective November 8, 2019 we and certain of our subsidiaries (collectively, the “Level Parties”) entered into a Settlement Agreement and Mutual General Release Agreement with EEI Holdings, LLC, IM1 Holdings, LLC, Sandbox Properties, LLC (“Sandbox), kathy ireland Worldwide, Inc., B&B Bandwidth LLC, Erik Sterling and Jason Winters (collectively, the “kiWW Parties”), the terms of which provided, in part, that the parties agreed to transfer the accounts receivable of EE1 and the minority interest of both EE1 and IM1 to us and we agreed to have all rights to certain past contracts or customers for those entities assigned to the minority holders. Sandbox is affiliated with and managed by executives of kathy ireland Worldwide, Inc. As consideration, Sandbox was obligated to cause a total payment of $1,000,000 to be made to us, with $83,333.34 due on or before November 14, 2019 and the remaining amount due in equal installments of $83,334.34 by the 15th day of each month. On February 26, 2020, after notice of Sandbox’s non-payment of $83,333.34 due on February 15, 2020 and Sandbox’ continued failure to make such payment, we notified the kiWW Parties of a default. Upon this default, under the terms of the agreement the kiWW Parties are obligated to pay us 10% interest on the amount due and an administrative fee of $5,000.

The Settlement Agreement and Mutual General Release Agreement also contains a confidentiality clause limiting our ability to disclose certain terms of the agreement, including Sandbox’s obligation to pay us $1,000,000. On February 26, 2020 we also notified the kiWW Parties that the default triggered a reportable event by us. We reached this conclusion given the material amount owed to us by the kiWW Parties.

On April 29, 2020, we filed a lawsuit in the Superior Court of the State of California in and for Los Angeles Central District (Case No. 20STCV16290) against the kiWW Parties and certain of their affiliates asserting fraud, breach of written contract, fraudulent inducement, breach of agreement, negligent misrepresentation, breach of fiduciary duty, theft, violation of California Penal Code § 496(c), fraudulent conveyance, unjust enrichment and constructive trust. We are seeking actual, compensatory and consequential damages, together with an order violating defendants’ fraudulent transfers.

ITEM 1A.  RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2019 Form 10-K.

The coronavirus global pandemic has caused a significant disruption in retail commerce and may have a material adverse impact upon our financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including retail commerce. As a result of these circumstances, we have temporarily closed our corporate office and have altered work schedules at our warehouse and manufacturing facilities. In addition, many of our office personnel are working remotely. We are unable to predict when and how quickly we will be able to resume regular operations. While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and results of operations, we expect that this situation will have a significant adverse impact on the Company’s results of operations for the third fiscal quarter of 2020 and possibly beyond. Should these conditions persist for a prolonged period beyond the third quarter, this may have a material adverse impact on our ultimate financial condition and liquidity.

Major disruptions to our logistics capability or to the operations of our key vendors or customers could have a material adverse impact on our operations.

Conditions caused by the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our products or services, delay prospective customers’ purchasing decisions, adversely impact our ability to provide or deliver products and on-site services to our customers, delay the provisioning of our offerings, or lengthen payment terms, all of which could adversely affect our future sales, operating results and overall financial performance.

A recession or long-term market correction as a result of COVID-19 could have a material impact on our business

While the potential economic impact brought by COVID-19 may be difficult to assess or predict, the pandemic has resulted in significant disruption of global financial markets, and a recession or long-term market correction resulting from the spread of COVID-19 could materially impact the value of our common stock, impact our access to capital and affect our business in the near and long-term.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5.  OTHER INFORMATION.

In April 2020 following our 2020 annual meeting of shareholders, our board of directors approved the consolidation of two previously constituted Board committees, the Compensation Committee and the Nominating and Corporate Governance Committee, into one consolidated committee titled the Compensation, Nominating and Corporate Governance Committee. In connection therewith, the Board adopted a new committee charter, a copy of which is posted on our corporate website at www.cbdmd.com. Following this action, the following independent directors were appointed to the committees of the Board, to serve at the pleasure of the board of directors:

Director	Audit Committee Member	Compensation, Corporate Governance and Nominating Committee Member

Bakari Sellers	✓	✓*
Peter J. Ghiloni	✓	✓
Scott G. Stephen	✓	✓
William F. Raines, III	✓*	✓

*
denotes Committee chairperson.

ITEM 6.                        EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/2018	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.5
3.1	Certificate of Incorporation	1-A	9/18/17	2.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation filed April 22, 2015	1-A	9/18/17	2.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation filed June 22, 2015	1-A	9/18/17	2.3
3.1(c)	Certificate of Amendment to the Certificate of Incorporation filed November 17, 2016	1-A	9/18/17	2.4
3.1(d)	Certificate of Amendment to the Certificate of Incorporation filed December 5, 2016	1-A	9/18/17	2.5
3.2	Amended and Restated Bylaws	1-A	9/18/17	2.6
10.1	Distribution Agreement dated February 26, 2020 by and among cbdMD, Inc., CBD Holdings, LLC, and the members of CBD Holdings, LLC.	8-K	2/28/20	10.1
31.1	Certification of co-Principal Executive Officer (Section 302)				Filed
31.2	Certification of co-Principal Executive Officer (Section 302)				Filed
31.3	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

May 15, 2020	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Co-Chief Executive Officer, co-principal executive officer

May 15, 2020	By:	/s/ Raymond S. Coffman
Raymond S. Coffman, Co-Chief Executive Officer, co-principal executive officer

May 15, 2020	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer