Form 10-Q
period 2020-06-30
cbdMD, Inc.
filed 2020-08-12
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

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
52,105,648 shares of common stock are issued and outstanding as of August 01, 2020.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a recently formed North Carolina corporation which we refer to as “Paw CBD”. In addition, "fiscal 2019" refers to the year ended September 30, 2019, “fiscal 2020” refers to the year ended September 30, 2020, and "third quarter of 2019" refers to the three months ended June 30, 2019 and "third quarter of 2020" refers to the three months ended June 30, 2020.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2019, as amended on January 24, 2020 (collectively, the "2019 10-K"), as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 AND SEPTEMBER 30, 2019

	(Unaudited)
	June 30,	September 30,
	2020	2019
Assets

Current assets:
Cash and cash equivalents	$15,006,319	$4,689,966
Accounts receivable	715,205	1,425,697
Accounts receivable other	-	160,137
Accounts receivable – discontinued operations	700,884	1,080,000
Marketable securities	52,527	198,538
Investment other securities	-	600,000
Deposits	-	6,850
Merchant reserve	-	519,569
Inventory	6,397,326	4,301,586
Inventory prepaid	281,885	903,458
Deferred issuance costs	-	93,954
Prepaid software	-	206,587
Prepaid equipment deposits	201,698	868,589
Prepaid expenses and other current assets	755,906	688,104
Total current assets	24,111,750	15,743,035

Other assets:
Property and equipment, net	3,067,909	1,715,557
Operating lease assets	7,119,289	-
Deposits for facilities	706,852	754,533
Intangible assets, net	21,635,000	21,635,000
Goodwill	54,669,997	54,669,997
Total other assets	87,199,047	78,775,087

Total assets	$111,310,797	$94,518,122

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 AND SEPTEMBER 30, 2019
(continued)

	(Unaudited)
	June 30,	September 30,
	2020	2019
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,825,135	$3,021,271
Accrued expenses	1,396,983	681,269
Operating leases – short term liabilities	1,109,585	-
Note payable	54,720	-
Customer deposit – related party	-	7,339
Total current liabilities	4,386,423	3,709,878

Long term liabilities:
Long term liabilities	-	363,960
Note payable	182,714	-
Paycheck Protection Progam loan	1,456,100	-
Operating leases - long term liabilities	6,305,422	-
Contingent liability	15,400,000	50,600,000
Deferred tax liability	-	2,240,300
Total long term liabilities	23,344,236	53,204,260

Total liabilities	27,730,659	56,914,138

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 500,000 and 0 shares issued and outstanding, respectively	500	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
51,345,648 and 27,720,356 shares issued and outstanding, respectively	51,346	27,720
Additional paid in capital	124,558,046	97,186,524
Accumulated deficit	(41,029,754)	(59,610,260)
Total cbdMD, Inc. shareholders' equity	83,580,138	37,603,984

Total liabilities and shareholders' equity	$111,310,797	$94,518,122

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Total Gross Sales	10,809,387	9,734,459	30,925,678	18,170,667
Allowances	(172,842)	(1,729,310)	(741,861)	(4,063,252)
Total Net Sales	10,636,545	8,005,149	30,183,817	14,107,414
Cost of sales	3,748,024	2,929,160	10,180,637	5,009,187

Gross Profit	6,888,521	5,075,989	20,003,180	9,098,228

Operating expenses	8,226,029	11,542,628	33,053,962	18,683,905
Income (Loss) from operations	(1,337,508)	(6,466,639)	(13,050,782)	(9,585,677)
Realized and Unrealized gain (loss) on marketable securities	(30,849)	(13,162)	(146,011)	(77,802)
(Increase) Decrease of contingent liability	(7,580,000)	(21,547,606)	30,580,000	(52,461,680)
Impairment on investment other securities	-	-	(600,000)	-
Impairment accounts receivable other		-	(160,000)	-

Interest income (expense)	3,436	6,229	46,311	50,189
Income (loss) before provision for income taxes	(8,944,921)	(28,021,178)	16,669,518	(62,074,970)

Benefit (Provision) for income taxes	-	1,088,000	2,240,300	2,296,000
Net Income (Loss) from continuing operations	(8,944,921)	(26,933,178)	18,909,818	(59,778,970)
Net Income (Loss) from discontinued operations, net of tax (Note 16)	(7,781)	(2,269,778)	(48,983)	(3,463,123)
Net Income (Loss)	(8,952,702)	(29,202,956)	18,860,835	(63,242,093)
Net Gain (Loss) attributable to noncontrolling interest	-	(1,503,707)	-	(1,641,391)
Preferred dividends	100,050	-	266,800	-

Net Income (Loss) attributable to cbdMD, Inc. common shareholders	$(9,052,752)	$(27,699,249)	$18,594,035	$(61,600,702)

Net Income (Loss) per share:
Basic earnings per share	$(0.18)	$(1.19)	$0.45	$(4.22)
Diluted earnings per share	$-	$-	$0.44	$-

Weighted average number of shares Basic:	51,335,648	23,193,793	41,411,261	14,585,619
Weighted average number of shares Diluted:			42,534,519

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net Income (Loss)	$(8,952,702)	$(29,202,956)	$18,860,835	$(63,242,093)
Comprehensive Income (Loss)	(8,952,702)	(29,202,956)	18,860,835	(63,242,093)

Comprehensive Income (loss) attributable to non-controlling interest	-	(1,503,707)	-	(1,641,391)
Preferred dividends	(100,050)	-	(266,800)	-
Comprehensive Income (Loss) attributable to cbdMD, Inc. common shareholders	$(9,052,752)	$(27,699,249)	$18,594,035	$(61,600,702)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019
(unaudited)

	Nine Months Ended June 30,	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net Income (loss)	$18,860,835	$(63,242,093)
Adjustments to reconcile net (income) loss to net
cash used by operating activities:
Stock based compensation	1,391,271	2,022,812
Restricted stock expense	138,001	92,000
Issuance of stock / warrants for service	84,450	289,750
Intangible impairment	-	2,114,334
Inventory and materials impairment	233,372	-
Impairment on discontinued operations asset	45,783	-
Depreciation and amortization	499,394	272,121
Gain on settlement of Note	-	(20,000)
Other than temporary impairment other securities and other accounts receivable	760,000	-
Increase/(Decrease) in contingent liability	(30,580,000)	52,461,680
Realized and unrealized loss of marketable securities	146,011	1,705,069
Merchant reserve settlement	132,657	-
Non-cash consideration received for services	-	(470,000)
Non-cash lease expense	878,986	-
Changes in operating assets and liabilities:
Accounts receivable	710,629	399,074
Accounts receivable – related party	-	204,902
Other accounts receivable	-	(298,754)
Note receivable	-	(27,000)
Note receivable – related party	-	156,147
Deposits	(147,166)	-
Merchant reserve	386,912	(199,907)
Inventory	(2,329,112)	(2,581,958)
Prepaid inventory	621,573	-
Prepaid expenses and other current assets	1,007,374	(717,894)
Marketable securities	-	701,593
Accounts payable and accrued expenses	(480,424)	1,073,211
Accounts payable and accrued expenses – related party	-	(313,591)
Operating lease liability	(766,289)	-
Note payable	42,968	-
Deferred revenue / customer deposits	(7,339)	(380,804)
Collection on discontinued operations accounts receivable	333,333	-
Deferred tax liability	(2,240,300)	(2,296,000)
Cash used by operating activities	(10,277,081)	(9,055,308)

Cash flows from investing activities:
Net cash used for merger	-	(1,167,295)
Purchase of intangible assets	-	(79,999)
Purchase of property and equipment	(1,851,746)	(359,421)
Cash used by investing activities	(1,851,746)	(1,606,715)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,771,756	19,009,897
Proceeds from issuance of preferred stock	4,421,928	-
PPP loan	1,456,100	-
Note Payable – related party	-	(764,300)
Preferred dividend distribution	(266,800)	-
Deferred issuance costs	62,197	(232,914)
Cash provided by financing activities	22,445,180	18,012,683
Net increase (decrease) in cash	10,316,353	7,350,660
Cash and cash equivalents, beginning of period	4,689,966	4,282,553
Cash and cash equivalents, end of period	$15,006,319	$11,633,213

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019
(unaudited) (continued)

Supplemental Disclosures of Cash Flow Information:

	Nine Months ended June 30,	Nine Months Ended June 30,
	2020	2019

Cash Payments for:
Interest expense	$26,126	$36,418

Non-cash financial activities:
Warrants issued to secondary selling agent	$524,113	$309,592
Stock received for prior period services, adjusted for other accounts receivable write down prior to receipt	$-	$1,352,000
Adoption of ASU 2016-01	$-	$2,512,539

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020

					Additional	Other
	Common stock		Preferred stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income(loss)	Deficit	Total
Balance, September 30, 2019	27,720,356	27,720	-	-	97,186,524	-	(59,610,260)	37,603,984
Issuance of Preferred stock	-	-	500,000	500	4,421,428	-	-	4,421,928
Issuance of options for share based compensation	-	-			542,574	-	-	542,574
Issuance of stock costs	-	-			(31,757)	-	-	(31,757)
Issuance of restricted stock for share based compensation	-	-	-	-	138,000	-	-	138,000
Preferred dividend	-	-	-	-	-	-	(66,734)	(66,734)
Adoption of ASU 2016-02	-	-	-	-	-	-	(13,528)	(13,528)
Net Income (loss)	-	-			-	-	12,929,763	12,929,763
Balance, December 31, 2019	27,720,356	27,720	500,000	500	102,256,769	-	(46,760,759)	55,524,230
Issuance of common stock	23,590,292	23,591	-	-	21,368,166	-	-	21,391,757
Issuance of options for share based compensation	-	-	-	-	429,651	-	-	429,651
Issuance of stock/warrants for services	25,000	25	-	-	28,225	-	-	28,250
Preferred dividend	-	-	-	-	-	-	(100,016)	(100,016)
Net Income (loss)	-	-	-	-	-	-	14,883,772	14,883,772
Balance, March 31, 2020	51,335,648	51,336	500,000	500	124,082,811	-	(31,977,003)	92,157,644
Issuance of options for share based compensation	-	-	-	-	419,045	-	-	419,045
Issuance of stock/warrants for services	10,000	10	-	-	56,190	-	-	56,200
Preferred dividend	-	-	-	-	-	-	(100,050)	(100,050)
Net Income (loss)	-	-	-	-	-	-	(8,952,702)	(8,952,702)
Balance, June 30, 2020	51,345,648	51,346	500,000	500	124,558,046	-	(41,029,755)	83,580,137

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
FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

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

On December 20, 2018 the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC, completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, cbdMD LLC survived and operates the prior business of Cure Based Development. On April 10, 2019, cbdMD LLC was renamed to CBD Industries LLC (“CBDI”). As consideration for the Mergers, the Company had a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which 8,750,000 of the shares will vest over a five year period and are subject to a voting proxy agreement, as well as to issue another 15,250,000 shares of our common stock in the future upon earnout goals being within the next 5 years. The Company’s shareholders approved the issuance of the 15,250,000 shares of common stock and they were issued to members of Cure Based Development on April 19, 2019. In addition the first marking period for the earnout was December 31, 2019 and based on measurement criteria, 5,127,792 shares had been earned and were issued on February 27, 2020. CBDI produces and distributes various high-grade, premium cannabidiol oil (“CBD”) products under the cbdMD brand. CBD is a natural substance produced from the hemp plant and the products manufactured by CBDI are non psychoactive as they do not contain tetrahydrocannabinol (THC).

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

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended September 30, 2019, as amended (“2019 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year 2019 as reported in the 2019 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI and Paw CBD. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company's consolidated financial statements have been prepared in accordance with US GAAP, and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, contingent liability and, hence consideration for the Mergers is a material estimate. Actual results could differ from these estimates.

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

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of June 30, 2020, we have an allowance for doubtful accounts of $12,288, and had an allowance of ($7,286) at September 30, 2019.

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

Receivable and Merchant Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors, and will negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 4.0% - 5.2% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 - 5 days prior to reimbursement to the Company, and as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At June 30, 2020, the receivable from payment processors included approximately $258,303 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet.

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

The Company recognized both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its Consolidated Balance Sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares at that time, in the amount of $53,215,163, was reclassified from contingent liability to additional paid in capital on the balance sheet. In addition the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020. The value of the issued Earnout Shares as of February 27, 2020 was $4,620,000 and the decrease in value of $6,924,503 from December 31, 2019 related to those shares was recorded in the Statement of Operations for the three months ended March 31, 2020. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the balance sheet.

For the three months ended June 30, 2020, the contingent liabilities associated with the business combination were increased by $7,580,000 to reflect their reassessed fair values as of June 30, 2020. This increase is reflective of a change in value of the variable number of shares from March 31, 2020. In May 2020, the Company updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 8 would be met. The primary catalyst for the $7,580,000 increase in contingent liabilities is the change in the Company’s common share price between June 30, 2020 and March 31, 2020. These increases or decreases to the contingent liabilities are reflected within Other Income (Expenses) on the consolidated statements of operations.

Paycheck Protection Program Loan

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

In June 2020, the Payroll Protection Program Flexibility Act (“PPPFA”) was signed into law adjusting certain key terms of loans issued under the PPP. In accordance with the PPPFA, the initial deferral period may be extended from six to up to ten months and the loan maturity may be extended from two to five years. The PPPFA also provided for certain other changes, including the extent to which the loan may be forgiven.

As the legal form of the Promissory Note is a debt obligation, the Company is accounting for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded an initial liability of $1,456,100 in the condensed consolidated balance sheet upon receipt of the loan proceeds. The Company is accruing interest over the term of the loan and is not imputing additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. If any amount of the loan is ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the consolidated statement of operations and comprehensive income.

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

At June 30, 2020, the Company has no future performance obligations.

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

Revenue recognition

The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping (and is typically FOB shipping) which is when our performance obligation is met. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company currently offers a 60 day, money back guarantee.

In regard to sales for services provided, the Company records revenue when the customer has accepted services and the Company has a right to payment. Based on the contracted services, revenue is recognized when the Company invoices customers for completed services at agreed upon rates or revenue is recognized over a fixed period of time during which the service is performed.

Disaggregated Revenue

Our product revenue is generated primarily through two sales channels, consumer (E-commerce) and wholesale channels. We also have generated service related sales, although this type of revenue is not a primary focus. We believe that these categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors.

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

The following table represents a disaggregation of revenue by sales channel:

	Three Months ended June 30, 2020	% of total	Three Months ended June 30, 2019	% of total
Wholesale product sales	$2,410,719	22.7%	$3,366,807	42.1%
Consumer product sales	8,225,826	77.3%	4,638,342	57.9%
Service related sales	-	0%	-	0%
Total net sales	$10,636,545		$8,005,149

	Nine Months ended June 30, 2020	% of total	Nine Months ended June 30, 2019	% of total
Wholesale product sales	$8,238,832	27.3%	$4,741,900	33.6%
Consumer product sales	21,944,985	72.7%	9,365,514	66.4%
Service related sales	-	0%	-	0%
Total net sales	$30,183,817		$14,107,414

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets.

We have no contract assets and contract liabilities at June 30, 2020.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $1,699,262 and $2,582,685 in advertising and related marketing and promotional costs included in operating expenses during the three months ended June 30, 2020 and 2019, respectively. The Company incurred approximately $7,534,488 and $4,174,166 in advertising and related marketing and promotional costs included in operating expenses during the nine months ended June 30, 2020 and 2019, respectively.

Shipping and Handling Fees and Costs

All fees billed to customers for shipping and handling are classified as a component of sales. All costs associated with shipping and handling are classified as a component of cost of goods sold.

Income Taxes

The Parent Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. Prior to April 2017, BPU was a multi-member limited liability company that was treated as a partnership for federal and state income tax purposes. Prior to December 2018, IM1 and EE1, were also multi-member limited liability companies that were treated as a partnership for federal and state income tax purposes As such, the Parent Company’s partnership share in the taxable income or loss of BPU, IM1 and EE1 was included in the tax return of the Parent Company. Effective September 30, 2019, the Company abandoned and ceased operations of EE1, IM1, BPU and Level H&W. As of October 1, 2019, CBDI and Paw CBD are wholly owned subsidiaries and are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax return of the Parent Company.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of June 30, 2020 and 2019, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $14,589,707 uninsured balance at June 30, 2020 and a $4,097,190 uninsured balance at September 30, 2019.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and nine months ended June 30, 2020. We have three customers whose aggregate accounts receivable balance was approximately 60% of the combined total accounts receivable and accounts receivable discontinued operations as of June 30, 2020, of which one customer is from the discontinued operations and accounts for approximately 47%. The aggregate accounts receivable balance of such customers represented approximately 51% of the Company’s total accounts receivable as of September 30, 2019.

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

New Accounting Standards

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases, and subsequently issued clarifying guidance. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. In July 2018, the FASB issued ASU No. 2018-11, which permitted entities to record the impact of adoption using a modified retrospective method with any cumulative-effect as an adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods for the effects of applying the new standard. The Company elected this transition approach; therefore, the Company’s prior period reported results are not restated to include the impact of this adoption. We also elected the practical expedient permitted under the transition guidance which permits companies not to reassess prior conclusions on lease identification, historical lease classification and initial direct costs. In connection with the adoption of the new guidance, the Company recognized an operating lease asset for $7,704,109 and operating lease liability of $7,950,803 and a reduction of retained earnings of $13,528 in its balance sheet as of December 31, 2019, with no impact to its results of operations and cash flows. The difference between the leased assets and lease liabilities represents the net position of existing prepaid rent and deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets.

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

The Company also acquired estimated net operating loss carryforwards of approximately $1,996,000. Under Internal Revenue Code (IRC) Section 382, the use of net operating loss (“NOL”) carryforwards may be limited to an annual limit if a change in ownership of a company occurs.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company has, from time to time, entered into contracts where a portion of the consideration provided by the customer in exchange for the Company's services was common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company recorded the receivable as accounts receivable other, and used the value of the stock or other instrument upon invoicing to determine the value. If there was insufficient data to support the valuation of the security directly, the company would value it, and the underlying revenue, on the estimated fair value of the services provided. Where an accounts receivable other was settled with the receipt of the common stock or other instrument, the common stock or other instrument was classified as an asset on the balance sheet as either an investment marketable security (when the customer was a public entity) or as an investment other security (when the customer was a privately held entity).

On December 30, 2017 the Company entered into an Agreement with Isodiol which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. As payment for these services, the Company has received 1,226,435 shares of Isodiol common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol stock upon Isodiol’s acquisition of Kure Corp, giving the Company a total of 1,264,530 shares. At June 30, 2020, the Company has 1,042,193 shares valued at $52,527.

The table below summarizes the assets valued at fair value as of June 30, 2020:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at June 30, 2020

Marketable securities	$52,527	-	$-	$52,527
Investment other securities	-	-	$-	$-

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2019	$198,538	$-	$600,000	$798,538
Change in value of equities	$(62,011)	$-	$-	$(62,011)
Balance at December 31, 2019	$136,527	$-	$600,000	$736,527
Change in value of equities	$(53,152)	$-	$(600,000)	$(653,152)
Balance at March 31, 2020	$83,375	$-	$-	$83,375
Change in value of equities	$(30,848)	$-	$-	$(30,848)
Balance at June 30, 2020	$52,527	$-	$-	$52,527

NOTE 4 – INVENTORY

Inventory at June 30, 2020 and September 30, 2019 consists of the following:

	June 30, 2020	September 30, 2019
Finished goods	$4,019,683	$3,050,120
Inventory components	2,377,643	1,251,466
Inventory prepaid	281,885	903,458
Total	$6,679,211	$5,205,044

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred. During the three months ended June 30, 2020 and 2019, the Company incurred an abnormal charge of $233,372 and $0, respectively due to the scrapping of certain inventory during the period. This charge was recorded in Other Expense.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2020 and September 30, 2019 consist of the following:

	June 30, 2020	September 30, 2019
Computers, furniture and equipment	$317,369	$131,077
Manufacturing equipment	2,594,675	1,375,986
Leasehold improvements	822,719	375,954
Automobiles	24,892	24,892
	3,759,655	1,907,909
Less accumulated depreciation	(691,746)	(192,352)
Net property and equipment	$3,067,909	$1,715,557

Depreciation expense for continuing operations related to property and equipment was $211,937 and $57,874 for the three months ended June 30, 2020 and 2019, respectively and was $499,394 and $111,913 for the nine months ended June 30, 2020 and 2019, respectively. Depreciation expense for discontinued operations related to property and equipment was $0 and $7,654 for the three and nine months ended June 30, 2019, respectively.

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

Intangible assets as of June 30, 2020 and September 30, 2019 consisted of the following:

	June 30, 2020	September 30, 2019
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Total	$21,635,000	$21,635,000

NOTE 7 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro-forma data summarizes the results of operations for the three and nine months ended June 30, 2020 and 2019, as if the Mergers with Cure Based Development had been completed on October 1, 2017. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mergers had taken place on October 1, 2017. The pro-forma financial information represents the continuing operations only.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Net revenues	$N/A*	$N/A*
Operating income (loss)	$N/A*	$N/A*
Net income (loss)	$N/A*	$N/A*
Net loss per share – basic and fully diluted	$N/A*	$N/A*

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019

Net revenues	$N/A*	$17,190,842
Operating income (loss)	$N/A*	$(10,786,729)
Net income (loss)	$N/A*	$(64,501,471)
Net loss per share – basic and fully diluted	$N/A*	$(2.54)

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

The initial 15,250,000 shares and the Earnout Shares were approved by our shareholders and the initial shares were issued on April 19, 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020 and had a value of $4,620,000. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the balance sheet.

The 15,250,000 Earnout Shares which would be issued in the future, upon the satisfaction of net revenue criteria have been valued using a Monte Carlo Simulation. Inputs used included: stock price, volatility, interest rates, revenue projections, and likelihood of obtaining revenue projections, amongst others.

The value of the contingent liability was $15,400,000 and $7,820,000 at June 30, 2020 and March 31, 2020, respectively, and represents the balance of Earnout Shares for potential future issuance. The increase in value of $7,580,000 is recorded in the Statement of Operations for the three months ended June 30, 2020. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the Earnout Shares within the contingent liability was the increase of the Company’s stock price, which was $1.91 at June 30, 2020 as compared to $0.93 on March 31, 2020.

NOTE 9 – RELATED PARTY TRANSACTIONS

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we recognized the following related party transactions which happened prior to the Mergers:

Cure Based Development received $90,000 from Verdure Holdings LLC for future orders of the Company’s products. Verdure Holdings LLC, at that time, was an affiliate of the CEO of Cure Based Development. This amount has been adjusted based on sales to Verdure Holdings subsequent to the mergers and is recorded as customer deposits - related party on the accompanying balance sheet and was $0 and 7,339 at June 30, 2020 and September 30, 2019, respectively.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 500,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2020.

The total amount of dividends declared and paid were $100,050 and $100,050, respectively, for the three months ended June 30, 2020. The total amount of dividends declared and paid were $266,800 and $266,800, respectively, for the nine months ended June 30, 2020.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 51,345,648 and 27,720,356 shares of common stock issued and outstanding at June 30, 2020 and September 30, 2019, respectively.

Preferred stock transactions:

In the three and nine months ended June 30, 2020:

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

No preferred stock was issued in the three and nine months ended June 30, 2019.

Common stock transactions:

In the three and nine months ended June 30, 2020:

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

Stock option transactions:

In the three and nine months ended June 30, 2020:

In December 2019 we granted an aggregate of 280,000 common stock options to two executives. The options vest 1/3 on January 1, 2020, 1/3 on January 1, 2021 and 1/3 on January 1, 2022, have an exercise price of $3.15 per share and a term of five years. We have recorded an expense for the options of $71,540 and $333,856 for the three and nine months ended June 30, 2020, respectively.

In February 2020, we granted an aggregate of 30,000 common stock options to an employee. The options vest 1/3 at grant, 1/3 on February 7, 2021, and 1/3 on February 7, 2022, have an exercise price of $3.15 per share and a term of five years. We have recorded an expense for the options of $1,894 and $8,206 for the three and nine months ended June 30, 2020, respectively.

In May 2020 we granted per the annual board compensation plan, an aggregate of 80,000 common stock options to four independent directors and are expensed over the annual board term. The options vest immediately, have an exercise price of $1.57 per share and a term of ten years. We have recorded an expense for the options of $29,020 for the three and nine months ended June 30, 2020.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the nine months ended June 30, 2020 and 2019:

	2020	2019
Exercise price	$1.57-$3.15	$5.41-$7.50
Risk free interest rate	0.69%-1.64%	2.41%-2.47%
Volatility	95.96%-111.31%	89.60%-90.68%
Expected term	5-10 years	10 years
Dividend yield	None	None

Warrant transactions:

In the three and nine months ended June 30, 2020:

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the nine months ended June 30, 2020 and 2019:

	2020	2019
Exercise price	$1.25-$3.9125	$4.375-$7.50
Risk free interest rate	1.48%-1.63%	2.15%-2.90%
Volatility	95.36-96.85%	70.61%-75.03%
Expected term	5 years	5 years
Dividend yield	None	None

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

The following table summarizes stock option activity under the Plan:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2019	1,219,650	6.07
Granted	390,000	2.83
Exercised	-	-
Forfeited	44,650	6.55
Outstanding at June 30, 2020	1,565,000	$5.25	7.04	$—

Exercisable at June 30, 2020	1,098,334	$5.15	7.08	$—

As of June 30, 2020, there was approximately $934,103 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 1.8 years.

Restricted Stock Award transactions:

In May 2019, the Company issued 57,500 restricted stock awards in aggregate to eleven employees. The restricted stock awards vested January 1, 2020. The stock awards were valued at fair market upon issuance at $368,000 and amortized over the vesting period. We recognized $0 and $138,000 of stock based compensation expense for the three and nine months ended June 30, 2020, respectively.

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2019	423,605	$6.64
Issued	527,923	1.49
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2020	951,528	$3.78	3.52	$—

Exercisable at June 30, 2020	471,528	$6.36	2.48	$—

The following table summarizes outstanding common stock purchase warrants as of June 30, 2020:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
Exercisable at $7.50 per share	60,000	$7.50	May 2024
Exercisable at $3.9125 per share	47,000	$3.9125	October 2024
Exercisable at $1.25 per share	480,000	$1.25	January 2025
	951,528	3.78

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, provide production days for advertising creation and attend meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, we had mutually agreed to suspend payments at minimum from March 2020 until June 2020. Effective July 1, 2020, the parties entered into a new endorsement agreement with the professional athlete amending certain of the contract terms which superseded the original agreement. Under the current endorsement agreement potential payments to the professional athlete are as follows from July 2020 to December 2022 – up to $2,867,000 to be paid in common stock in three issuances, based on a Volume Weighed Average Price (“VWAP”) calculation, of which the last two issuances can be paid in cash at the Company’s option - $1,400,000 paid in July 2020, $800,000 paid between July 2021 and December 2021, and $667,000 paid between July 2022 and December 2022. In addition the Company will make monthly cash payments as follows from: July 2020 to December 2020 - $40,000, from January 2021 to June 2021 - $50,000, from July 2021 to December 2021 - $75,000, from January 2022 to June 2022 - $85,000, and from July 2022 to December 2022 - $100,000. We have recorded expense of $0 and $283,334 for the three and nine months ended June 30, 2020.

In September 2019, the Company entered into a sponsorship agreement with Life Time, Inc, an operator of fitness clubs, facilities and events. The term of the agreement is through December 31, 2022 and is tied to the Company being the exclusive CBD company and performance of Life Time Inc. regarding advertisement, marketing and display within facilities and at identified events. The potential payments, if all commitments are met, in aggregate is $4,900,000 and is to be paid for the period ending: December 2019 - $1,125,555, December 2020 - $1,258,148, December 2021 - $1,258,148 and December 2022 - $1,258,149. In light of the impact of COVID-19 on the operation of fitness clubs, facilities and events, we had mutually agreed to suspend payments at minimum from March 2020 until June 2020 and will determine if a contract amendment is warranted based on the opening of Life Time Inc. facilities and decisions on Life Time Inc. hosted events. We have recorded expense of $0 and $1,173,000 for the three and nine months ended June 30, 2020.

In October 2019, the Company entered into a sponsorship agreement with Feld Motor Sports to be an official sponsor of the Monster Energy Cup events through 2021, the United States AMA Supercross and FIM World Championship events through 2021, and US Supercross Futures event through 2021. The sponsorship includes various media, marketing, and promotion activities. The payments in aggregate are $1,750,000 and is to be paid for the period ending: December 2019 - $150,000, December 2020 - $800,000 and December 2021 - $800,000. In light of the impact of COVID-19 on the events, we have provided notice of termination for the entire agreement and have agreed to make three monthly payments of $77,430 from April 2020 to June 2020 for services provided in the quarter ending March 31, 2020. We have recorded expense of $0 and $528,831 for the three and nine months ended June 30, 2020.

NOTE 14 – NOTE PAYABLE

In July 2019, we entered into a loan arrangement for $249,100 for a line of equipment, of which $159,404 is a long term note payable at June 30, 2020. Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905. In January 2020, we entered into a loan arrangement for $35,660 for equipment, of which $23,310 is a long term note payable at June 30, 2020. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

NOTE 15 – LONG TERM LIABILITY

In April 2020, we applied for an unsecured loan pursuant to the Paycheck Protection Prog ram (“PPP”)administered by the United States Small Business Administration (the “SBA”) and authorized by the Keeping American Workers Employed and Paid Act, which is part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program.  On April 27, 2020, we received the loan from Truist Bank (the “Lender”) in the principal amount of $1,456,100 (the “SBA Loan”). The SBA Loan is evidenced by a promissory note issued by us (the “Note”) to the Lender.

The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. For the three months ended June 30, 2020 we accrued interest expense of $2,673 related to the SBA Loan and is recorded in accrued expenses on the balance sheet at June 30, 2020.

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

The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, materially false or misleading representations to the Lender or the SBA, and adverse changes in our financial condition or business operations that the Lender believes may materially affect our ability to pay the SBA Loan.

NOTE 16 – DISCONTINUED OPERATIONS

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

The following table shows the summary operating results of the discontinued operations for the three and nine months ended June 30, 2020 and 2019:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Total Gross Sales	$-	$49,740	$-	$871,431
Allowances	-	(10,553)	-	(12,129)
Total Net Sales	-	39,187	-	859,302
Cost of sales	-	30,038	-	575,681

Gross Profit	-	9,149	-	283,621

Operating expenses	7,781	1,802,619	48,983	2,145,618
Income (Loss) from operations	(7,781)	(1,793,471)	(48,983)	(1,861,997)
Realized and Unrealized gain (loss) on marketable securities	-	(484,289)	-	(1,627,266)
Interest income (expense)	-	7,982	-	26,140
Income (loss) before provision for income taxes	(7,781)	(2,269,778)	(48,983)	(3,463,123)

Benefit (Provision) for income taxes	-	-	-	-
Net Income (Loss)	(7,781)	(2,269,778)	(48,983)	(3,463,123)
Net Gain (Loss) attributable to noncontrolling interest	-	(1,503,707)	-	(1,641,391)

The following table shows the summary assets and liabilities of the discontinued operations as of June 30, 2020 and September 30, 2019:

	June 30,	September 30,
	2020	2019
Assets

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable	700,884	1,080,000
Total current assets included as part of discontinued operations	700,884	1,080,000

Other assets:
Total other assets included as part of discontinued operations	-	-

Total assets included as part of discontinued operations	$700,884	$1,080,000

Liabilities

Current liabilities:
Accounts payable	$-	$-
Total current assets included as part of discontinued operations	-	-

Long term liabilities:
Total long term liabilities as part of discontinued operations	-	-

Total liabilities included as part of discontinued operations	$-	$-

The following table shows the significant cash flow items from discontinued operations for the nine months ended June 30:

	2020	2019
Depreciation/ amortization	$-	$19,992
Realized/unrealized (gain) loss on securities expenditures	$-	$1,627,266
Impairment on discontinued operations assets	$(48,983)	$-
Non cash consideration received for services	$-	$(470,000)

At September 30, 2019, EE1 had an accounts receivable for prior services delivered to two customers in aggregate of $1,080,000 of which $1,000,000 was from a related party at the time. At June 30, 2020 the balance on the accounts receivable is $700,884, which reflects payments made and an impairment of $45,783. At March 31, 2020, one customer has breached their formal agreement on payments and on April 29, 2020, the Company filed a lawsuit for collection of this amount and legal fees. The customer is Sandbox Properties LLC and is an affiliate of Kathy Ireland and kathy ireland Worldwide. It is not probable that legal fees associated with this lawsuit will be the responsibility of the Company as they are contingent based on a successful lawsuit. As of June 30, 2020, the account receivable balance for this customer is $666,668, we believe this amount will be collected in full.

As two of the subsidiaries, EE1 and IM1, had minority interests (non-controlling interests) and all parties agreed to transfer the non- controlling interest to the Company, we have reclassified the non-controlling interest balance of $(482,648) to additional paid in capital as of September 30, 2019.

NOTE 17 – LEASES

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

Components of operating lease costs are summarized as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
Operating lease costs	$382,433	$1,147,300
Variable lease costs	25,791	74,682
Total operating lease costs	$408,224	$1,221,982

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$357,922	$1,034,603

As of June 30, 2020, our operating leases had a weighted average remaining lease term of 5.9 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of June 30, 2020 are summarized as follows:

For the year ended September 30,
2020 (remaining three months)	$360,203
2021	1,452,434
2022	1,392,837
2023	1,380,204
2024	1,421,610
Thereafter	2,532,811
Total future lease payments	8,540,099
Less interest	(1,125,091)
Total lease liabilities	$7,415,008

Future minimum lease payments (including interest) under non-cancelable operating leases as of September 30, 2019 are summarized as follows:

For the year ended September 30,
2020	$1,394,806
2021	1,452,434
2022	1,392,837
2023	1,380,204
2024	1,421,610
Thereafter	2,532,811
Total obligations and commitments	$9,574,702

NOTE 18 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic:
Net income (loss) continuing operations	$(8,944,921)	$(26,933,178)	$18,909,818	$(59,778,970)
Preferred dividends paid	100,050	-	266,800	-
Net income (loss) continuing operations adjusted for preferred dividend	(9,044,971)		18,643,018
Net income (loss) discontinued operations	(7,781)	(766,071)	(48,983)	(1,821,732)
Net income (loss) attributable to cbdMD, Inc. common shareholders	(9,052,752)	(27,699,249)	18,594,035	(61,600,703)

Diluted:
Net income (loss) continuing operations	(8,944,921)	-	18,909,818	-
Net income (loss) discontinued operations	(7,781)	-	(48,983)	-
Net income(loss)	(8,952,702)	-	18,860,835	-

Shares used in computing basic earnings per share	51,335,648	23,193,793	41,411,261	14,585,619
Effect of dilutive securities:
Options	-	-	33,222	-
Warrants	-	-	256,536	-
Convertible preferred shares	833,500	-	833,500	-
Shares used in computing diluted earnings per share	52,169,148	23,193,793	42,534,519	14,585,619

Earnings per share Basic:
Continued operations	(0.18)	(1.16)	0.45	(4.10)
Discontinued operations	(0.00)	(0.03)	(0.00)	(0.12)
Basic earnings per share	(0.18)	(1.19)	0.45	(4.22)

Earnings per share Diluted:
Continued operations	-	-	0.44	-
Discontinued operations	-	-	(0.00)	-
Diluted earnings per share	-	-	0.44	-

At the three months ended June 30, 2020, 2,516,528 potential shares underlying options and warrants were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share. At the three and nine months ended June 30, 2019, 1,623,255 potential shares underlying options and warrants, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 19 – INCOME TAXES

On November 17, 2017, the Company completed an IPO of its common stock. The Company conducted a Section 382 analysis and determined an ownership change occurred upon the IPO. On October 2, 2018, the Company completed a follow-on firm commitment underwritten public offering of its common stock. On May 16, 2019, the Company completed an additional follow-on firm commitment underwritten public offering of its common stock. On October 16, 2019, the Company completed a follow-on firm commitment underwritten public offering of its 8.0% Series A Cumulative Convertible Preferred Stock. On January 14, 2020, the Company completed a follow-on firm commitment underwritten public offering of its common stock. Management has determined that an ownership change has occurred under Internal Revenue Code (IRC) Section 382 resulting in limitations on the utilization of Company's federal and state NOL carryovers.  The Company is continuing to evaluate the extent of limitations of NOLs that the Company will have the ability to utilize future earnings.

On December 20, 2018, the Company completed a two-step merger with Cure Based Development (see Note 2). As a result of the Mergers the Company established as part of the purchase price allocation a net deferred tax liability related to the book-tax basis of certain assets and liabilities of approximately $4.6 million.

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles ("naked credits"). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarter ending December 31, 2019, provided for a wide range of potential annual effective rates. Therefore, the Company has calculated the tax provision on a discrete basis under ASC 740-270-30-36(b) for the quarter ending December 31, 2019, March 31, 2020, and June 30, 2020. Given available information to date and the most probable scenario given the facts and circumstances, management’s expectation is that the Company will generate enough indefinite life deferred tax assets from post-merger NOLs to reduce the naked credits to zero during the year, and continue to record a valuation allowance on remaining DTAs. As a result, the Company decreased the deferred tax liability from $2,240,300 to $0 and a recorded a deferred tax benefit of $2,240,300 for the quarter ending December 31, 2019. The Company recorded $0 income tax provision for the quarter ending March 31, 2020 and June 30, 2020.

NOTE 20 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2020 to the date these unaudited condensed consolidated financial statements were issued, and with the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact of COVID-19 on the global economic and operating environment. We find that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company. However, we are monitoring the rapidly evolving situation and its potential impacts on our financial condition, liquidity, operations, suppliers, industry and workforce.

On July 1, 2020 we entered into an endorsement agreement with a professional athlete, which replaced an earlier agreement with such professional athlete, pursuant to which we amended payment terms of the original agreement from July 1, 2020 to December 31, 2022. As part of the compensation, we issued 700,000 shares of our common stock on July 1, 2020 which had a fair market value of $1,337,000.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended June 30, 2020 and 2019 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2019 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

We either manufacture our premium line of products at our Charlotte, NC facility or work with third party manufacturers.  We only source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States.  We utilize a manufacturing process which creates hybrid broad-spectrum concentrations including CBD, other cannabinoids, and various other compounds, which we believe creates a superior product, while eliminating tetrahydrocannabinol (THC) content. In July 2020, we filed a new patent application with the U.S. Patent and Trademark Office which will allow us to pursue patented protection in several key areas, including novel formulations and delivery systems, as well as methods of manufacturing and use.

Since December 2018, we have significantly increased the number of locations cbdMD products are available in, and with the building momentum of retailer acceptance subsequent to the passage of the Farm Bill, we continue to pursue multiple opportunities to expand our product distribution via both online and in brick and mortar stores as we continue to work to build cbdMD brand recognition. We also continue to utilize partnerships and sponsorships with professional athletes as a way to gain brand recognition.

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

In response to these measures, the “stay at home” order issued by the Governor of the State of North Carolina where our business is located, and for the protection of our employees and customers, we had temporarily closed our corporate office and altered work schedules at our manufacturing and warehouse facilities. Beginning in June 2020 we implemented return to work policies following CDC guidelines and we have re-opened our corporate office with staggered work schedules for all departments. To date these actions have not adversely impacted our ability to operate our company. In mid March 2020 we took steps to increase production to build up our finished goods inventory as well as purchased additional raw material inventory items thereby allowing us to maintain production if supply chain interruptions were to happen. At this time we have not had any impact on our supply chain. Since the pandemic we have experienced an impact and decline on our wholesale sales to our brick and mortar customers as many of the stores have been temporarily closed. In response, we have increased our efforts regarding campaigns and marketing reach to support our online sales efforts by upping our initiatives with associated relevant messaging to connect with our consumer base as well as increased website content and various offerings and changes to make online ordering more effective (auto reorder capability, giveaways, free shipping, etc.). This effort has allowed us to continue to increase sales by offsetting the decline in wholesales sales with substantial increase in our online sales to consumers. We continue to assess the situation on a daily basis and adjust our business, priorities, and processes to enable us to continue to operate effectively until we are able to resume regular operations.

During this time, we have implemented several measures that we believe will continue to ensure sufficient liquidity and support the business for the next several months. Specific measures, among other things, include the following:

●
Negotiating with our landlords to receive temporary rent deferrals on our facilities while utilizing security deposits for April;
●
Negotiating with our vendors to defer payments as needed;
●
Suspending sponsorship and affiliate agreements as well as renegotiating various agreements based on current events, activities, and trends;
●
Shifting sales focus efforts to our online consumer sales while the wholesale sales environment is impacted, this focus continues and has been successful in allowing for continued sales growth to this point;
●
Implementation of various cost control measures across the company with a focus on supporting the business growth while reaching a positive cash flow operation and adjusted our budget for the balance of 2020 to reflect the changes;
●
Ensuring we had sufficient inventory levels, (both raw and finished goods) allowing us to continue to fulfill orders in the event we must shut down our manufacturing facility or supply chains were impacted; and
●
Prioritizing our technology initiatives to align with an online sales focus.

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

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak, this situation could have a significant adverse effect on our future reported results of operations. As indicated, we have implemented several initiatives allowing us to increase our online direct to consumer sales to date, which we will continue to use as we evaluate changes in the wholesale channel. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

Growth Strategies and Outlook

While we continue to assess the COVID-19 pandemic and adjust our day to day business, we continue to pursue the following strategies to grow our revenues and expand our business and operations in the balance of fiscal 2020 and beyond:

●
Increase our base of product offerings : We currently have a broad offering of CBD products, including topicals, tinctures, gummies, bath bombs, vape oils, capsules, and pet products and continue to evaluate additional offerings within these categories as well as new ways to provide CBD in a manner that meets consumer demands. To that end we are devoting resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands. In May 2020 we rolled out lip and body balms and new bundled packages. We have several products in the research and development phase with targeted roll-outs during the balance of 2020;
●
Expand our sales channels : As the market continues to evolve, we are expanding our sales channels. During fiscal 2019, we moved from a 100% online sales channel to working with wholesalers and retail channels. Big box retailers are beginning to explore CBD products and we believe this will provide another significant opportunity at some point in the future. In addition, sales channels for the pet line include expanding online to not only retail stores but veterinary and pet care professionals. In addition, we have expanded into international sales and continue to position for increasing international territories and sales;
●
Expand our recently formed CBD animal health division : With the formation in October 2019 of Paw CBD as a separate wholly-owned subsidiary, we have committed resources to branding and marketing the Paw CBD product line, which we believe will enable us to more effectively expand sales channels as well as utilize our marketing efforts in a more targeted manner;
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

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	2019	change	2020	2019	change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Total net sales	$10,636,545	$8,005,149	2,631,396	$30,183,817	$14,107,414	16,076,403
Cost of sales	3,748,024	2,929,160	818,864	10,180,637	5,009,187	5,171,450
Gross profit as a percentage of net sales	64.7%	63.4%	1.3%	66.3%	64.5%	1.8%
Operating expenses	8,226,029	11,542,628	(3,316,599)	33,053,962	18,683,905	14,370,057
(Increase) decrease on contingent liability	(7,580,000)	(21,547,606)	64.8%	30,580,000	(52,461,680)	158.3%
Net income (loss) before taxes	(8,944,921)	(28,021,178)	68.1%	16,669,518	(62,074,970)	126.9%
Net income (loss) attributable to cbdMD, Inc. common shareholders	$(9,052,752)	$(27,699,249)	67.3%	$18,594,035	$(61,600,703)	130.2%

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

	Three months ended June 30, 2020	% of total	Three months ended June 30, 2019	% of total

Wholesale sales	$2,410,719	22.7%	$3,366,807	42.1%
Consumer sales	8,225,826	77.3%	4,638,342	57.9%
Service oriented sales	-	0%	-	0%
Total net sales	$10,636,545		$8,005,149

	Nine months ended June 30, 2020	% of total	Nine months ended June 30, 2019	% of total

Wholesale sales	$8,238,832	27.3%	$4,741,900	33.6%
Consumer sales	21,944,985	72.7%	9,365,514	66.4%
Service oriented sales	-	0%	-	0%
Total net sales	$30,183,817		$14,107,414

Of our total net sales as indicated above, during the three months ended June 30, 2020 and 2019 our Paw CBD line accounted for net sales of $1,228,860 and $593,718, respectively and for the nine months ended June 30, 2020 and 2019 accounted for net sales of $2,818,414 and $1,211,999, respectively.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for our product sales (consumer and wholesale sales), and includes labor for our service sales.  The following table provides information on the cost of sales to our net sales for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020	Three months ended June 30, 2019	change

Product sales	$3,748,024	$2,915,300	$832,724
Service related sales	-	13,860	(13,860)
Total cost of sales	$3,748,024	$2,929,160	$818,864

	Nine months ended June 30, 2020	Nine months ended June 30, 2019	change

Product sales	$10,180,637	$4,956,067	$5,224,570
Service related sales	-	53,120	(53,120)
Total cost of sales	$10,180,637	$5,009,187	$5,171,450

Our cost of sales as a percentage of sales was 35.2% and 36.6% for the three months ended June 30, 2020 and 2019, respectively, and was 33.7% and 35.5% for the nine months ended June 30, 2020 ad 2019, respectively. The change reflects the growth and maturation of the business and its manufacturing process, and changes in the cost of raw materials as we continue to evaluate key vendors to work with and leverage volume purchasing as we grow as well as additional product offerings which continue to impact our cost of production. We expect product sales will maintain cost of sales as a percentage of net sales, between 30% and 37%, as we continue to manage our overall cost for manufacturing and production.

Operating expenses

Our principal operating expenses include staff related expense, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expense. Our operating expenses on a consolidated basis decreased approximately 28.7% for the three months ended June 30, 2020 from the same period ended June 30, 2019. The decrease can be attributed to the implementation of cost controls as we have set our eyes on continued growth and positive cash flow as well as additional cost reductions as a result of the COVID pandemic. Our operating expense on a consolidated basis increased approximately 76.9% for the nine months ended June 30, 2020 from the same periods ended June 30, 2019, respectively, and is directly related to the Mergers on December 20, 2018 and the significant growth and ramp up of our CBD business to build the brand.

The following table provides information on our approximate operating expenses for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020	Three months ended June 30, 2019	change

Staff related expense	$3,290,812	$2,952,018	$338,794
Accounting/legal expense	212,766	132,507	80,259
Professional outside services	120,303	684,389	(564,086)
Advertising/marketing/social media/events/tradeshows	1,699,262	2,582,685	(883,423)
Sponsorships	588,059	780,939	(192,880)
Affiliate commissions	504,440	574,361	(69,921)
Merchant fees	522,374	626,330	(103,956)
Technology	363,936	174,077	189,859
Travel expense	10,916	283,786	(272,870)
Rent expense	401,231	100,289	300,942
Business insurance	125,450	87,869	37,581
Non-cash stock compensation	331,985	1,389,224	(1,057.239)
All other expenses	54,495	1,174,155	(1,119,660)
Totals	$8,226,029	$11,542,629	$(3,316,600)

During the three months ended June 30, 2020, the Company implemented various cost control measures with a focus on supporting the business growth while reaching a positive cash flow operation and in addition adjusted other expenses in relation to the COVID-19 pandemic. As a result, we have reduced our merchant fee expense, sponsorships, outside services, and other general expenses. As many events and tradeshows have been canceled during COVID-19 we have had a reduction in overall advertising/marketing expense and in addition have adjusted and focused key marketing/advertising expenses in our ongoing budget for this significant category.

	Nine months ended June 30, 2020	Nine months ended June 30, 2019	change

Staff related expense	$11,193,791	$5,467,349	$5,726,442
Accounting/legal expense	938,859	670,329	268,530
Professional outside services	962,407	1,366,025	(403,618)
Advertising/marketing/social media/events/tradeshows	7,534,488	4,174,166	3,360,322
Sponsorships	4,160,366	780,939	3,379,427
Affiliate commissions	1,434,048	1,052,200	381,848
Merchant fees	1,937,836	1,030,138	907,698
Technology	904,994	225,936	679,058
Travel expense	379,959	420,137	(40,178)
Rent expense	1,145,422	274,504	870,918
Business insurance	391,113	245,231	145,882
Non-cash stock compensation	1,447,860	1,552,372	(104,512)
All other expenses	622,819	1,424,579	(801,760)
Totals	$33,053,962	$18,683,905	$14,370,057

During the nine months ended June 30, 2020 and 2019, the increase in staff related expense is a direct result of the build out of the CBDI team. The decrease in professional outside services is related to the use of outside agencies and firms to support the growth while we built our infrastructure and added staff to handle certain functions. The increase in advertising/marketing, sponsorships, affiliate commissions, and technology are a result of execution on the business strategy and building of the CBD brand while increasing market share. The increase in merchant fees is a direct result of increased business through our E-commerce site. The non-cash stock compensation expense reflects the value of restricted stock awards and options as they vest.

The significant increase in operating expenses is related to the continued ramping up of the CBDI business, which included increased staff hiring, a full blown sales, advertising and marketing process and expenses related to infrastructure expansion. With an established business foundation and infrastructure, we are now focused on activation of our assets to continue to build our brand while we transition with a focus on overall execution and profitability.

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

The following table provides information on our approximate corporate overhead for three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020	Three months ended June 30, 2019	change

Staff related expense	$276,490	$186,532	$89,958
Accounting/legal expense	81,198	130,152	(48,954)
Professional outside services	45,566	307,181	(261,615)
Travel expense	-	36,323	(36,323)
Business insurance	99,875	58,131	41,744
Non-cash stock compensation	331,985	1,389,224	(1,057,239)
Totals	$835,114	$2,107,543	$(1,272,429)

	Nine months ended June 30, 2020	Nine months ended June 30, 2019	change

Staff related expense	$986,731	$952,333	$34,398
Accounting/legal expense	517,090	665,680	(148,590)
Professional outside services	365,596	793,323	(427,727)
Travel expense	22,342	80,279	(57,937)
Business insurance	282,339	198,945	83,394
Non-cash stock compensation	1,447,860	1,552,372	(104,512)
Totals	$3,621,958	$4,242,932	$(620,974)

The corporate operating expenses are primarily related to the ongoing public company related activities.

Other income and other non-operating expenses

Interest income (expense)

Our interest income (expense) was $3,436 and $6,229 for the three months ended June 30, 2020 and 2019, respectively. For the nine months ended June 30, 2020 and 2019, our interest income (expense) was $46,311 and $50,189, respectively.

Contingent liability

As consideration for the Mergers, under the terms of the Merger Agreement, we had a contractual obligation to issue 15,250,000 initial shares of our common stock (the “Initial Shares”), after approval by our shareholders, to the members of Cure Based Development, to be issued in two tranches 6,500,000 shares and 8,750,000 shares, both of which are subject to leak out provisions. The unrestricted voting rights to 8,750,000 tranche of shares vest over a five year period and until those voting rights vest are subject to voting proxy agreements. As of June 30, 2020, unrestricted voting rights to 2,187,500 shares have vested and those shares are no longer subject to voting proxy agreements. The Merger Agreement also provided that an additional 15,250,000 Earnout Shares of our common stock can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the closing date of the Mergers.

The Initial Shares and Earnout Shares were approved by our shareholders and the Initial Shares were issued on April 19, 2019. The Initial Shares value at April 19, 2019 was $53,215,163, and with the issuance of the Initial Shares, the contingent liability related to the Initial Shares was reclassified to shareholders’ equity by $53,215,163. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020 and had a value of $4,620,000. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the balance sheet.

The earn out provision is accounted for and recorded as a contingent liability with increases in the liability recorded as a non cash other expense and decreases in the liability recorded as a non cash other income. The value of the contingent liability was $15,400,000 and $7,820,000 at June 30, 2020 and March 31, 2020, respectively, and represents the balance of Earnout Shares not issued in the first marking period. The increase in value of $7,580,000 is recorded in the Statement of Operations for the three months ended June 30, 2020. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the Earnout Shares within the contingent liability was the increase of the Company’s stock price, which was $1.91 at June 30, 2020 as compared to $0.93 on March 31, 2020.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the three months ended June 30, 2020 and 2019 we recorded $(30,849) and $(13,162) of realized and unrealized gain (loss) on marketable and other securities. For the nine months ended June 30, 2020 and 2019 we recorded $(146,011) and $(77,802) of realized and unrealized gain (loss) on marketable and other securities. The discontinued operations recorded a realized and unrealized gain (loss) of $(484,289) and $(1,627,266), for the three and nine months ended June 30, 2019, which is included in the net income (loss) from discontinued operations on the statement of operations.

For the three and nine months ended June 30, 2020 we had an impairment on other securities of $0 and $600,000, respectively as well as an impairment of $0 and $160,000, respectively, against other account receivable representing an investment other security that was to be received.

Liquidity and Capital Resources

 We had cash and cash equivalents on hand of $15,006,319 and working capital of $19,725,327 at June 30, 2020 as compared to cash on hand of $4,689,966 and working capital of $12,033,157 at September 30, 2019. Our current assets increased approximately 53.1% at June 30, 2020 from September 30, 2019, and is primarily attributable to an increase in cash and inventory, offset by a decrease in accounts receivable, marketable and other securities, merchant reserve, prepaid expenses, and assets from discontinued operations. Our current liabilities increased approximately 18.2% at June 30, 2020 from September 30, 2019. This increase is primarily attributable to increases in accrued expenses, note payable and operating lease short term liability offset by decreases in accounts payable.

During the three and nine months ended June 30, 2020 we used cash primarily to fund our operations.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $10,277,081 and $9,055,308 for the nine months ended June 30, 2020 and 2019, respectively.

On October 16, 2019 we closed a follow-on firm commitment underwritten public offering of shares of our 8.0% Series A Convertible Preferred Stock resulting in total net proceeds to us of $4,525,100. On January 15, 2020, we closed a follow-on firm underwritten public offering of shares of our common stock resulting in total net proceeds to us of $16,928,100. We are using the net proceeds from the offerings for brand development and expansion, advertising, marketing, and general working capital. In addition, as described earlier in this report, in April 2020 we received a PPP Loan of $1,456,100.

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

Recent accounting pronouncements

Please see Note 1 – Organization and Summary of Significant Accounting Policies appearing in the consolidated financial statements included in this report for information on accounting pronouncements.

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

On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including retail commerce. As a result of these circumstances, we have temporarily closed our corporate office and have altered work schedules at our warehouse and manufacturing facilities. In addition, many of our office personnel are working remotely. We are unable to predict when and how quickly we will be able to resume regular operations. While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and results of operations, we expect that this situation may have a significant adverse impact on the Company’s future results of operations. Should these conditions persist for a prolonged period this may have a material adverse impact on our ultimate financial condition and liquidity.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described in Item 5 below, effective July 1, 2020 we entered into an Endorsement Agreement with a professional athlete which replaced in its entirety an earlier endorsement agreement with this athlete. Under the terms of the July 2020 agreement, we amended payment terms of the prior agreement from July 1, 2020 to December 31, 2022. As part of the compensation, we issued 700,000 shares of our common stock. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5.
OTHER INFORMATION.

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement was initially through December 31, 2022 and was tied to performance of the athlete in a specific number of professional events annually, and also included promotion of the Company via social media, wearing of logo during competition, provide production days for advertising creation and attend meet and greets. The potential payments, if all services were provided under the initial agreement were in aggregate is $4,900,000 and were to be paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, we had mutually agreed to suspend payments at minimum from March 2020 until June 2020.

Effective July 1, 2020, the parties agreed to enter into a new Endorsement Agreement which superseded the original agreement and amended the potential payments to the athlete as follows from July 2020 to December 2022 – up to $2,867,000 to be paid in common stock in three issuances, based on a VWAP calculation, of which the last two issuances can be paid in cash at the Company’s option – 700,000 shares issued on July 1, 2020, $800,000 paid between July 2021 and December 2021, and $667,000 paid between July 2022 and December 2022. In addition the Company will make monthly cash payments as follows from: July 2020 to December 2020 - $40,000, from January 2021 to June 2021 - $50,000, from July 2021 to December 2021 - $75,000, from January 2022 to June 2022 - $85,000, and from July 2022 to December 2022 - $100,000. The foregoing description of the terms and conditions of the Endorsement Agreement is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.1 to this report.

ITEM 6.
EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/2018	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.5
3.1	Certificate of Incorporation	1-A	9/18/17	2.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation filed April 22, 2015	1-A	9/18/17	2.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation filed June 22, 2015	1-A	9/18/17	2.3
3.1(c)	Certificate of Amendment to the Certificate of Incorporation filed November 17, 2016	1-A	9/18/17	2.4
3.1(d)	Certificate of Amendment to the Certificate of Incorporation filed December 5, 2016	1-A	9/18/17	2.5
3.2	Amended and Restated Bylaws	1-A	9/18/17	2.6
10.1	Endorsement Agreement effective July 1, 2020.				Filed
31.1	Certification of co-Principal Executive Officer (Section 302)				Filed
31.2	Certification of co-Principal Executive Officer (Section 302)				Filed
31.3	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

August 12, 2020	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Co-Chief Executive Officer, co-principal executive officer

August 12, 2020	By:	/s/ Raymond S. Coffman
Raymond S. Coffman, Co-Chief Executive Officer, co-principal executive officer

August 12, 2020	By:	/s/ Mark S. Elliott
Mark S. Elliott, Chief Operating Officer, Chief Financial Officer, principal financial and accounting officer