Form 10-K
period 2020-09-30
cbdMD, Inc.
filed 2020-12-22
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number: 001-38299
CBDMD, INC.
(Exact name of registrant as specified in its charter)

North Carolina	47-3414576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8845 Red Oak Blvd, Charlotte, NC 28217
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (704) 445-3060

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	YCBD	NYSE American
8% Series A Cumulative Convertible Preferred Stock	YCBDpA	NYSE American

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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $30,946,993 on March 31, 2020.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 52,130,870 shares of common stock are issued and outstanding as of December 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders which the registrant currently anticipates will be filed with the SEC on or before January 28, 2021.

 OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI” and Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD”. In addition, "fiscal 2019" refers to the year ended September 30, 2019, “fiscal 2020” refers to the year ended September 30, 2020.

We maintain a corporate website at www.cbdmd.com. The information contained on our corporate website and our various social media platforms are not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•
material risks associated with our overall business, including:
•
our history of losses;
•
the continuing impact of COVID-19 on our company;
•
our reliance on third party raw material suppliers and manufacturers and compounders; and
•
our reliance on third party compliance with our supplier verification program and testing protocols.
•
material risks associated with regulatory environment for CBD, including:
•
change in state laws pertaining to industrial hemp;
•
costs to us for compliance with laws and the risks of increased litigation; and
•
possible changes in the use of CBD.
•
material risks associated with the ownership of our securities, including;
•
the impact of changes in the fair value of our contingent liabilities associated with the Earnout Shares;
•
dilution to our shareholders upon the issuance of the Earnout Shares;
•
time devoted to our company by one of our c0-Chief Executive Officers;
•
the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock (“Series A Convertible Preferred Stock”);
•
dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series A Convertible Preferred Stock; and
•
voting control held by our directors and their affiliates.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report and our other filings with the Securities and Exchange Commission (“SEC”) in their entirety. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

ITEM 1.
DESCRIPTION OF BUSINESS.

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD and Paw CBD. We believe that we are the industry leader in producing and distributing superior broad-spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing CBD education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States and rigorously tested to ensure it meets our high standards for quality and purity. Our innovative superior broad spectrum formula combines the purest hemp extract, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC)1. With the addition of terpenes, we believe we have created a far more enhanced CBD product that delivers on maintaining the perfect balance of health and wellness. Our products offer all the benefits of CBD and trace cannabinoids with no unknown or unwanted ingredients.

Our cbdMD brand of products includes over 100 SKUs of high-grade, premium CBD products, including CBD tinctures, CBD gummies, CBD topicals, CBD capsules, CBD bath bombs, CBD bath salts, and CBD sleep aids.

Our Paw CBD brand of products includes over 40 SKUs of veterinarian-formulated products including tinctures, chews, and topicals in varying strengths and formulas.
cbdMD and Paw CBD products are distributed through our e-commerce websites, third party ecommerce sites, select distributors and marketing partners as well as a variety of brick and mortar retailers.

Growth Strategy

Despite the ongoing business challenges the COVID-19 pandemic presents, we adapted our day to day business and grew revenues during fiscal 2020. We continue to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2021 and beyond. We regularly assess and evaluate our product offering, new products within our existing product categories, additional categories, as well as new and innovative ways to provide CBD in a manner that meets consumer demands. To that end, we are devoting resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands. In fiscal 2020, we created offerings packaged for convenience stores, unique products for certain customers. We currently have several products in the research and development pipeline with targeted roll-outs during fiscal 2021. During the first quarter of fiscal 2021, we launched CBD lidocaine products including sprays as well as a CBD bath salt line and will roll out a line of CBD skin care products in the near future. Additionally, we anticipate launching a line of water-soluble products during the second quarter of fiscal 2021.
_________________
1 Non-THC is defined as below the level of detection using validated scientific analytical tools.

During fiscal 2020 we saw the direct-to-consumer strength of cbdMD also translate into significant growth for Paw CBD. Despite being launched less than one year ago, we believe that Paw CBD is now one of America’s leading CBD pet brands. Based on an article published on October 12, 2020, by Hemp Industry Daily, which used data provided by market analytics firm Nielsen Global Connect, estimated the hemp-derived CBD market for pets will total $40 million to $60 million in 2020. As this brand continues to grow, we are focusing on cross-selling, customer retention and education, and expect to introduce Paw CBD subscription and reward programs during fiscal 2021.

There are currently several pieces of Federal legislation which would help clear the way for CBD to become an approved dietary ingredient by the FDA through amendment of the Federal Food, Drug, and Cosmetic Act (FDCA) or the alternative rule making process available to the FDA, however, it is uncertain if any of this legislation will be considered prior to the end of the term of the current Administration in January 2021. We are actively monitoring these possible changes and will seek to rapidly expand our product lines following any future approval of CBD as a dietary ingredient by the FDA.

During fiscal 2021 and beyond we may also choose to further build and maintain our brand portfolio by acquiring additional brands directly or through joint ventures if opportunities arise that we believe are in our best interests. As we are in an emerging market, opportunities could be present as companies establish strong brands and begin to obtain large market share. In assessing potential acquisitions or investments, we expect to utilize our internal resources to primarily evaluate growth potential, the strength of the target brand, offerings of the target, as well as possible efficiencies to gain. We believe that this approach will allow us to effectively screen consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. We are not a party, however at this time, to any agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

Marketing

Our business model is designed first and foremost to build a strong brand as quickly as possible as we operate in an emerging market. As CBD is a new market, we believe the cost to acquire customers is most likely at the lowest point it will be, therefore, as part of our overall strategy we started with an internet and online marketing strategy and have invested heavily in brand promotion and customer acquisition. During fiscal 2020 and fiscal 2019 we spent approximately $14,924,000 and $7,831,000, respectively, on brand development, sponsorships and marketing.

We employ a what we believe to be a category-leading, multi-channel media approach to market our products, which includes sports sponsorship, social media, digital advertising, podcasts, television advertising, affiliate marketing as well as athlete and influencer endorsements. According to the November 2020 report by Meltwater Media, an independent internationally recognized media intelligence agency, cbdMD ranked as #1 for Share of Voice by Reach, #1 in Share of Voice by Volume, and # 1 in Competitive Media Exposure within our industry.

We believe our partnerships with professional athletes are an effective way to build upon our already strong brand recognition in the category. We believe that our sponsorship and influencer partnerships which include partners such as 12 time PGA and two time Masters Champion Bubba Watson, Life Time and Bellator (MMA), a wholly owned subsidiary of CBS Viacom, Inc., are first-in-class in the CBD industry. We also have media partnerships in place with the Joe Rogan Experience and Barstool Sports podcasts among others.

During fiscal 2020 we signed an exclusive marketing and sponsorship agreement with Life Time, Inc., the premier healthy lifestyle brand. As the exclusive CBD partner of Life Time, Inc., cbdMD has an advertising presence within all Life Time clubs, product sale within their in-club cafes, and branding at key Life Time athletic events. Activation continues to evolve as a result of impacts from COVID-19.

During the fourth quarter of fiscal 2020 we expanded our marketing platforms to include television. Debuting nationwide during the week of August 31, 2020, our 30-second commercial was broadcast across multiple national cable networks. We anticipate increasing our spend in this area throughout fiscal 2021 based on preliminary results.

Sales

We distribute our products both through our online sales channel as well as through a number of wholesalers and retailers that resell our products both in brick and mortar locations as well as via their online websites. Sales of our products mainly come from online sales at our website www.cbdmd.com and www.pawcbd.com and through our inside sales department. Our inside sales team concentrates on B2B wholesale distributors, who we believe can help amplify our reach of cbdMD products at physical retail locations.

During fiscal 2020, our e-commerce business experienced continued rapid growth, with quarter over quarter increases in new e-commerce customers. For fiscal 2020, approximately 73% of our total revenues were e-commerce sales as compared to approximately 62% in fiscal 2019. On the B2B brick and mortar side of our business, we are currently maintaining the level of stores we serve at approximately 6,300. In fiscal 2020, we entered two new sales channels when we created an exclusive cbdMD product for GNC as well as packaged products for the convenience store market. While the COVID-19 pandemic initially affected our overall B2B brick and mortar distribution channels, since June 2020 we have seen the wholesale channel stabilize and grow from the low point incurred during the third quarter of fiscal 2020.

In September 2020 we signed a multi-year, exclusive retail distribution agreement with Life Time, Inc., As part of the agreement, our products will be available for sale in Life Time destinations in the near future. Lastly, in October 2020 PRO Group, Inc., a multidivisional international merchandising and marketing organization, with over 79 distributors operating over 140 distribution centers serving all 50 states and combined sales volume exceeding $6 billion through its member distributors and an alliance with the VAL-TEST Group, selected cbdMD and Paw CBD as the CBD brands to distribute through its national network. In November 2020, Save Mart expanded cbdMD products from a test market to half of its footprint. Our hope is that once a vaccine is widely available sometime in 2021 and as a result of our increased branding efforts and expanding product portfolio our B2B brick and mortar growth will return to pre-COVID-19 levels or greater.

Product manufacturing

We are committed to producing a quality product and testing transparency. Our goals include the optimization of our product manufacturing processes and the sourcing of reliable, high-quality raw materials. We only use cannabinoid extracts from hemp grown in the United States in our products. We currently hold short term supply contracts with preferred vendors for our critical raw materials. We have first rights of refusal on purchases so that we can ensure the availability of such materials as needed. Our preferred vendors are extractors and brokers who have access to the sources of the critical raw materials on the spot buy market to meet our growing demands for raw materials. All suppliers and farms must verify through our supplier verification program that their source material was grown using strict standards of cultivation which is confirmed through individual certificates of origin for all U.S. biomass used in production.

Our testing procedures are robust and comprehensive, starting with a supply chain built through our supplier verification program. All incoming cannabinoid ingredients are required to be first tested by the supplier at an independent, ISO accredited, third-party laboratory before they reach our production facilities and a Certificate of Analysis provided with each delivery. We then have the cannabinoid ingredients re-tested by an independent, ISO accredited, third-party laboratory to verify the supplier results before they are released into our production process. We test in-house throughout the production process before sending the finished goods off for final verification by an independent ISO accredited third-party laboratory to ensure the finished products have no detectible THC, and meet our high standards for purity and CBD levels.

As a consumer goods manufacturer dedicated to providing the highest quality CBD consumer products on the market, we strive to meet or exceed the FDAs Good Manufacturing Practice (GMP) guidelines. These guidelines provide a system of processes, procedures and documentation to assure a product has the identity, strength, composition, quality and purity that appear on its label. We either manufacture our premium line of products at our Charlotte, NC facility or work with third party manufacturers. Our manufacturing facility and warehouse operations encompass 120,000 square feet and are fully GMP compliant and NSF GMP registered. NSF GMP registration verifies that the facility is audited at least once annually for quality and safety in compliance with Federal regulations for dietary supplements good manufacturing practices. To accommodate our growth, we have also secured third party contract manufacturing from FDA-registered facilities which are independently GMP certified and subject to continuing independent audit and certification, to handle our increased manufacturing needs.

Research and development and product enhancements

Our new product development efforts are focused on both near-term and long-term results for the company. The key objectives and input points that drive cbdMD’s research and development process include current product improvement efforts and new product development activities. Our product improvement efforts include consumer feedback analysis and feedback from panels of product testers, among others. We also conduct in-depth market research on current competitor campaigns and sample size testing and research. Our new product development activities include market research, including future product trends and research to develop new product offerings, refinement of extraction and production methods for product efficiency, ingredient research through sustainability testing, manufacturing process optimization, in-depth product testing, and package and graphic development.

Intellectual property

We currently hold 18 U.S. trademark applications which are held for current and future product offerings and extended branding capability, which are set forth below:

Mark	Federal registration No.	Filing date	Description of Mark Usage

CBDMD Synergy	87613823	9/19/2017	Standard word mark
Synergy CBDMD	87613850	9/19/2017	Standard word mark
CBD Synergy	87613876	9/19/2017	Standard word mark
CBD Paws	87614081	9/19/2017	Standard word mark
Hemp Synergy	87625996	9/28/2017	Standard word mark
Mingo Rad	88010754	6/22/2018	Standard word mark
Powered by Nature. Enhanced by Science	88363595	3/29/2019	Standard word mark
cbdMD	88451429	5/29/2019	Stylized word mark (logo in color)
cbdMD	88451502	5/29/2019	Standard word mark
cbdMD Premium CBD Oil	88451556	5/29/2019	Standard word mark
CBDMD Premium	88451595	5/29/2019	Design mark
paw cbd	88451641	5/29/2019	Design mark
Paw cbd	88451671	5/29/2019	Standard word mark
Hemplex Naturals	88575252	8/12/2019	Standard word mark
Hemp MD	88109782	9/09/2019	Standard word mark
Paw CBD	88697605	10/19/2019	Standard word mark
Superior CBD, Superior You	88826706	3/09/2020	Standard word mark
CBDMD	88944504	6/02/2020	Standard word mark

We currently hold a Madrid Protocol foreign trademark application for CBDMD (based on registration No. 88944504) and are prosecuting the CBDMD trademark in the following countries: Australia, Brazil, Canada, China, Colombia, Czech Republic, European Union, Spain, Mexico, New Zealand, Norway, Switzerland, and the United Kingdom.

We further have filed for trademark protection directly to the following countries which are not a party to the Madrid Protocol: South Africa, Chile, Peru, Argentina, Ecuador, and Costa Rica.

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

Competition

The market for the sale of CBD-based products is fragmented and intensely competitive. Currently, in the United States, cbdMD does not believe that there are any businesses that can demonstrate or claim a dominant market share of the growing CBD products market. Our competitors of CBD-based products include a combination of public and private companies including, but not limited to Charlotte’s Web, CV Science, Green Roads, Medterra, CBDistillery, and Select/ Social CBD, and in the digital space include Lazarus Naturals. We believe we compete based upon the quality of our products. We expect that the quantity and composition of the competitive environment will continue to evolve as the industry matures and new customers enter the marketplace.

Government regulations

On December 20, 2018 the President of the United States signed the Farm Bill into law. Among other things, this new law changed certain federal authorities relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and derivatives of cannabis with extremely low (less than 0.3 percent on a dry weight basis) concentrations of the psychoactive compound delta-9-tetrahydrocannabinol (THC). These changes include removing hemp and derivatives of hemp from the Controlled Substances Act, which means that it is no longer an illegal substance under federal law which has paved the way for the growth of the industry.   On October 31, 2019 the USDA issued an interim final rule regarding the Establishment of a Domestic Hemp Production Program which authorized hemp to be grown and processed legally in the United States and made it legal to transport in interstate commerce. Although this interim final rule became effective on the date of publication, there is a possibility it will be modified from its current application.

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

In conjunction with the enactment of the Farm Bill, the FDA released a statement about the status of CBD and the agency’s actions in the short term with regards to CBD will guide the industry.  The statement noted that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the FDCA and Section 351 of the Public Health Service Act. This authority allows the FDA to continue enforcing the law to protect patients and the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. The statement also noted the growing public interest in cannabis and cannabis-derived products, including CBD, and informed the public that the FDA will treat products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products — meaning the products will be subject to the same authorities and requirements as FDA-regulated products containing any other substance, regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the Farm Bill.

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

There is also great uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel, and personal privacy apply to the internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions could have an adverse effect on our cash flows, results of operations and overall financial condition. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

In November 2020 we announced that we were on track to submit our Novel Foods dossier with the United Kingdom’s Food Safety Agency (FSA) by the required regulatory filing deadline of March 31, 2021. “Novel Foods” are foods which have not been widely consumed in the UK or the EU before May 1997. In December 2020 the EU FSA announced it would begin accepting Novel Food dossiers for CBD after suspending acceptance for most of the year. This change was due to a recent EU Court of Justice opinion ruling that certain hemp derived extracts should not be classified as narcotic controlled substances. Before a Novel Food can be marketed in the UK or EU, it is required to have a pre-market safety assessment and authorization. The UK has waived the pre-market requirement and is allowing post market submissions for products that were in the marketplace since February 2020, which qualifies our products. We are working in conjunction with a leading food safety and regulatory consultant in the UK to prepare the dossiers which will include detailed analysis of the quality and stability of our products, our hemp sourcing and extraction controls, our labelling and testing requirements, and the underlying intake and toxicological data related to the safe consumption of the proprietary cannabinoid blend ingredients in our cbdMD product line. We believe this step important is the precursor for its preparation of any future FDA NDIN submissions. The FDCA requires that manufacturers and distributors who wish to market dietary supplements that contain "new dietary ingredients" notify the FDA about these ingredients. Generally, the notification must include information that is the basis on which the manufacturer or distributor has concluded that a dietary supplement containing a new dietary ingredient will reasonably be expected to be safe under the conditions of use recommended or suggested in the labeling.

Human Capital

At December 1, 2020 we had 165 full-time employees. There are no collective bargaining agreements covering any of our employees.

We believe that cbdMD’s success depends on our ability to attract, develop and retain key personnel. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance.

Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our workforce so they can more safely and effectively perform their work.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Additional information

Information on the history of our company can be found in Notes 1 and 2 to the notes to our consolidated financial statements appearing later in this report.

We file annual, quarterly and other reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as our company that file electronically with the SEC.

Our corporate website address is www.cbdmd.com. We make available free of charge, through the Investor section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information which appears on our corporate website is not part of this report.

ITEM 1.A
RISK FACTORS.

Investing in our securities involves risks. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition and results of operations and the trading price of our common stock and our Series A Convertible Preferred Stock could be materially and adversely affected. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our securities.

RISKS RELATED TO OUR OVERALL BUSINESS

We have a history of losses from operations and there are no assurances we will report profitable operations in future periods.

We reported losses from operations of $17,581,856 and $14,796,890 for fiscal 2020 and fiscal 2019, respectively. Not included in our loss from operations for fiscal 2020 and fiscal 2019 is $48,983 and $5,993,773, respectively, associated with losses from our discontinued operations, and non-cash income of $29,780,000 and non-cash expense of $32,461,680 for fiscal 2020 and fiscal 2019, respectively, reflecting a change in value of the contingent liability associated with the Earnout Shares (as hereinafter defined) primarily as a result of the change in the market price of our common stock . Until such time, if ever, that we are successful in generating gross profits which are sufficient to pay our operating expenses it is likely we will continue to report losses from operations in future periods.

During fiscal 2020 COVID-19 materially impacted our business and operations. Depending upon the continuing duration of the pandemic, it may adversely impact our results of operations in fiscal 2021 and beyond.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including retail commerce. As a result of these circumstances, we have restricted schedules and staggered staffing at our corporate office and have altered work schedules at our warehouse and manufacturing facilities. In addition, many of our office personnel are working remotely. Beginning in the second quarter of fiscal 2020 we also began experiencing a decline in our sales to our B2B brick and mortar customers as many of the stores were temporarily or permanently closed. In response, we increased our marketing campaigns to support our e-commerce sales efforts by increasing our initiatives with associated relevant messaging to connect with our consumer base as well as increased website content and various offerings and changes to make online ordering more effective such as auto reorder capability, giveaways and free shipping. These efforts have allowed us to continue to increase sales by offsetting the decline in sales to B2B brick and mortar customers with a substantial increase in our e-commerce sales to consumers. Conditions caused by the continuing adverse impact of the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our products or services, delay prospective customers’ purchasing decisions, adversely impact our ability to provide or deliver products and on-site services to our customers, delay the provisioning of our offerings, or lengthen payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. We continue to assess the situation on a daily basis and adjust our business, priorities, and processes to enable us to continue to operate effectively until we are able to resume regular operations. We are unable to predict when and how quickly we will be able to resume regular operations and when, or if, our sales to B2B brick and mortar customers will return to prior levels.

We rely on third-parties for raw materials and to manufacture and compound some of our products. We have no control over these third parties and if these relationships are disrupted our results of operations in future periods will be adversely impacted.

We currently hold short term supply contracts with unaffiliated third-party vendors for our critical raw materials. In addition, some of our products are manufactured or compounded by unaffiliated third parties and the use of these third-party co-packers changes from time to time due to customer demand and the composition of our product mix and product portfolio. We do not have any long-term contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and imported packaging material capacity. If we experience significant increased demand, or need to replace an existing raw material supplier or third-party manufacturer, there can be no assurances that replacements for these third-party vendors will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in raw materials and/or the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

Failures in our third-party verification and testing protocols may have an adverse impact on our brands which could suppress sales.

The quality of our products is essential to our business strategy. We require our raw material suppliers and farms to participate in our supplier verification program and to certify that their source material was grown using strict standards of cultivation. We also employ third-party testing procedures and all incoming cannabinoid ingredients are first tested by an independent, third-party laboratory before they reach our production facilities and then re-tested in-house throughout the production process before sending the ingredients off for final verification by an independent accredited third party laboratories. We are reliant on these third-parties to adhere to our supplier verification program and properly perform the third-party testing procedures. Any intentional or unintentional failure of any of these parties to perform the functions for which we have engaged them would adversely impact the quality of our products and could result in delays in meeting consumer demand or a decline in our sales.

We could be harmed by data loss or other security breaches.

Some of our systems have experienced past security incidents, including a recent incident that compromised some customers' personal and payment information. We conducted a forensic examination, made all notices to customers, governments, banks and card associations as required under local, state and federal laws, merchant agreements and card association rules. We also offered free credit monitoring and reporting to all affected customers and are maintaining a call center to handle any customer issues. The total financial impact to us, however, is unknown at this time. We have implemented all remedial measures advised by the forensic examiner engaged by us, and, although we do not believe that any of these incidents have had a material adverse effect on our operating results, there can be no assurance the remedial measures will be effective or of a similar result in the future which could materially and adversely impact our business and operations in future periods.

We face risks related to system interruption and lack of redundancy.

From time to time we experience occasional system interruptions and delays that make our websites and product sales unavailable or slow to respond, and prevent us from efficiently fulfilling orders which could adversely impact our net sales and the attractiveness of our products. If we are unable to add software and hardware as needed, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, these failures could cause system interruptions or delays and adversely affect our operating results in future periods. In addition, our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders which could make our product offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to remedy.

RISKS RELATED TO THE REGULATORY ENVIRONMENT FOR CBD

Changes to Federal or state laws pertaining to industrial hemp could slow the use of industrial hemp which would materially impact our revenues in future periods.

As of the date hereof, approximately 46 states authorized industrial hemp programs pursuant to the United States of the Agricultural Improvement Act of 2018, commonly known as the “Farm Bill.” Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

Costs associated with compliance with numerous laws and regulations could impact our financial results. In addition, we could become subject to increased litigation risks associated with the CBD industry.

The manufacture, labeling and distribution by us of the CBD products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. The FDA may regulate our products to ensure that the products are not adulterated or misbranded. We are subject to regulation by the federal government and other state and local agencies as a result of our CBD products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our company, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and our financial results. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the U.S. Federal Trade Commission, or FTC, under the Federal Trade Commission Act. Additionally, some states also permit advertising and labeling laws to be enforced by attorneys general who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product recalls of products sold by us. For example, in November 2019 the FDA issued warning letters to 15 companies for illegally selling products containing CBD in ways that violate the Federal Food, Drug & Cosmetic Act. Notwithstanding that we were not a recipient of a warning letter, and we believe our products are properly labeled as required under federal law, cbdMD, along with other of our competitors who also did not receive FDA warning letters, have been named in a class action lawsuit which we believe is without merit. Any actions against our company by governmental authorities or private litigants could be time consuming, costly to defend and could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty caused by potential changes to legal regulations could impact the use of CBD products.

There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the U.S. Drug Enforcement Administration and/or the FDA and the extent to which manufacturers of products containing Farm Bill-compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and perhaps even state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of our products in different markets.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

The impact of changes in the fair value of our non-cash contingent liabilities associated with the Earnout Shares has, and may continue to, materially impact our results of operations in future periods.

As described in Note 8 to the notes to our consolidated financial statements appearing later in this report, at September 30, 2020, we have a contractual obligation to issue up to an additional 10,122,208 shares of our common stock (the “Earnout Shares”) as additional consideration for our acquisition of Cure Based Development LLC in December 2018. Under U.S. generally accepted accounting principles (“GAAP”) we are required to record a non-cash contingent liability associated with the Earnout Shares and at September 30, 2020, the total of this contingent liability was $16,200,000. Under GAAP we are obligated to reassess the obligations associated with the Earnout Shares on a quarterly basis and, in the event our estimate of the fair value of the contingent consideration changes, we will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of our common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact our net loss or profit for the period. The application of the accounting treatment for the fair valuing of the Earnout Shares at September 30, 2020 resulted in a decrease in the amount of this non-cash contingent liability of $34,400,000 for fiscal 2020 as compared to an increase of $32,461,480 for fiscal 2019. While we do not believe investors should place undue reliance on the impact of these non-cash changes when evaluating our results of operations in future periods, as they have no impact on the operations of the business, we expect that the fair valuing of the Earnout Shares will continue to have a material impact on our results of operations and our shareholders’ equity in future periods, which may materially impact the market price of our securities.

The issuances of the Earnout Shares will significantly dilute our existing shareholders.

The possible issuance of the remaining Earnout Shares will increase our issued and outstanding shares of common stock by approximately 19%. In addition, assuming the possible issuance of all of the additional 10,122,208 Earnout Shares, but giving effect to no other change to the number of shares of our common stock issued and outstanding, the members of Cure Based Development from the merger, which includes Mr. R. Scott Coffman, and Mr. Martin Sumichrast, our co-CEO’s and members of our board of directors, would own approximately 40% of our then outstanding shares of common stock. The issuance of all or a portion of the Earnout Shares will dilute the ownership interests of our common shareholders and may adversely impact the market price of our common stock

The Series A Convertible Preferred Stock ranks junior to all of our indebtedness and other liabilities and is effectively junior to all indebtedness and other liabilities of our subsidiaries.

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

Change of Control redemption obligations of the Series A Convertible Preferred Stock may make it more difficult for a party to acquire us or discourage a party from acquiring us.

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

The issuance of shares upon exercise of our outstanding options, restricted stock awards and warrants, or the conversion of the Series A Convertible Preferred Stock may cause immediate and substantial dilution to our existing shareholders.

In addition to our obligation to issue the Earnout Shares if the goals are met, we presently have options, unvested restricted stock awards and warrants that if exercised would result in the issuance of an additional 3,512,816 shares of our common stock, and our Series A Convertible Preferred Stock is presently convertible into an additional 4,667,600 shares of common stock. The issuance of shares upon exercise of warrants and options and/or the conversion of shares of our Series A Convertible Preferred Stock will result in dilution to the interests of other shareholders.

Mr. Sumichrast may not devote his full time and attention to our company.

Mr. Sumichrast, our co-Chief Executive Officer, has business interests outside our company, including serving as a member of the Board of Directors and Chief Executive Officer of a company that has recently filed a registration statement with the SEC for its initial public offering. Accordingly, from time to time he may not devote his full time and attention to our affairs. There are no assurances that our business and operations may not be adversely impacted in future periods as a result of the time he may devote to his other business interests instead of a sole focus by him on the affairs of our company.

Our executive officers, directors and their affiliates may exert control over us and may exercise influence over matters subject to shareholder approval.

Our executive officers and directors, together with their respective affiliates, beneficially own approximately 35% of our outstanding common stock as of December 1, 2020. Accordingly, these shareholders, if they act together, may exercise substantial influence over matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

ITEM 1B.
UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.
DESCRIPTION OF PROPERTY.

Our headquarters are located in approximately 50,000 square feet in a modern two-story building in Charlotte, North Carolina which we sub-lease under an agreement which began August 1, 2019 and goes through December 2026. The agreement calls for an annual base monthly rent of $76,041 for the first year and escalates 3% annually. We have a manufacturing and warehouse facility in Charlotte, North Carolina which we lease approximately 40,000 square feet under an agreement through December 2021. The agreement calls for an annual base monthly rent of $18,700, as amended April 2019, inclusive of monthly taxes insurance and common area maintenance (“TICAM”) for the first year and the rent escalates 3% annually. We also have an 80,000 square foot warehouse in Charlotte, North Carolina under an agreement which began November 2019 and goes through December 2024. The agreement calls for an annual base monthly rent of $34,766, inclusive of monthly TICAM for the first year and the rent escalates 3% annually.

ITEM 3.
LEGAL PROCEEDINGS.

In December 2019, Cynthia Davis (“plaintiffs”) filed a purported collective and class action lawsuit in the United States District Court for the Central District of California against cbdMD and certain of our competitors alleging violations of the California’s Unfair Competition Law, California’s False Advertising Law and California’s Consumer Legal Remedies Act, as well as claims for Breach of Express Warranties, Breach of Implied Warranty of Merchantability and Declaratory Relief. The plaintiffs allege that the defendants violated the California laws by unlawfully selling and marketing mislabeled products which have not been approved by the FDA. The plaintiffs are seeking compensatory, statutory, nominal and punitive damages, in an amount to be determined by the court, as well as equitable relief requiring restitution and disgorgement of revenues. The complaint was brought as a nationwide “collective action,” and, alternatively, as a “class action” under the laws of the State of California. We intend to vigorously defend this action and in April 2020 we filed a motion for dismissal which remains pending.

In April 2019 CBDI filed a cancellation proceeding before the U.S. Patent and Trademark Office Trademark Trial and Appeal Board (TTAB) against Majik Medicine, LLC to cancel its issued trademark for "CBD MD" on multiple grounds.  The TTAB recently rejected a motion to dismiss by the defendant and the matter is proceeding.

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

On April 29, 2020, we filed a lawsuit in the Superior Court of the State of California in and for Los Angeles Central District (Case No. 20STCV16290) against the kiWW Parties and certain of their affiliates asserting fraud, breach of written contract, fraudulent inducement, breach of agreement, negligent misrepresentation, breach of fiduciary duty, theft, violation of California Penal Code § 496(c), fraudulent conveyance, unjust enrichment and constructive trust. We settled the case and collected all past amounts due on October 16, 2020.

In October 2020, Michael Warshawsky and Michael Steinhauser filed a purported collective and class action lawsuit in the United States District Court for the Western District of North Carolina against cbdMD alleging the personal identifiable information of customers was compromised via data breaches due to our negligent and/or careless acts and omissions and failure to protect customer’s data. The plaintiffs are seeking compensatory, statutory, nominal and punitive damages, in an amount to be determined by the court, as well as equitable relief requiring restitution and disgorgement of revenues. The complaint was brought as a nationwide “collective action,” and, alternatively, as a “class action” under the laws of the State of North Carolina. We intend to vigorously defend this action.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since May 1, 2019, commensurate with our name change, our common stock has been listed on the NYSE American under the symbol “YCBD” and prior to that, since November 17, 2017 was listed on the NYSE American under the symbol "LEVB."

Our Series A Convertible Preferred Stock has been listed on the NYSE American since October 21, 2019 under the symbol “YCBDpA.”

As of December 18, 2020, there were approximately 103 record owners of our common stock and one record holder of our Series A Convertible Preferred Stock. These amounts do not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

Series A Convertible Preferred Stock

As of the date of this filing, there are 2,800,000 shares of our Series A Convertible Preferred Stock outstanding. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.80 per annum per share, based on the $10.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock will accrue daily and be cumulative from, and including, the first day of the calendar month in which the shares are issued and will be payable monthly in arrears on the 15th day of each calendar month. Every month since November 1, 2019 the Audit Committee of our board of directors has declared a cash dividend of $0.0667 per share of Series A Convertible Preferred Stock payable on the 15th of each month to holders of record on the first of each month. We expect that our board of directors will continue to declare and pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to the limitations to do so under North Carolina law.

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

Overview

cbdMD owns and operates the nationally recognized CBD brands cbdMD and Paw CBD. Our cbdMD brand of products includes over 100 SKUs of high-grade, premium CBD products, including CBD tinctures, CBD gummies, CBD topicals, CBD capsules, CBD bath bombs, CBD bath salts, and CBD sleep aids, and Our Paw CBD brand of products includes over 49 SKUs of veterinarian-formulated products including tinctures, chews, and topicals in varying strengths and formulas.
Fiscal 2019 was a transformative year for our company as we acquired the cbdMD brand, launched our Paw CBD brand, invested heavily in efforts to build our brand recognition, expanded the CBD product line, expanded our sales channels, and invested in human and technology infrastructure to build our current operations and support expected growth. In fiscal 2020, our focus was on continuing growth of market share and brand recognition, expanding our product offerings and sales channels and executing what we believe to be a fundamentally sound business model. With the impact of the COVID-19 pandemic, like other businesses, we have had to adjust various aspects of our business as described below. However, throughout fiscal 2020 we believe we were able to stay on course and continue to grow our revenues, increase our market share and brand recognition and move the company closer to positive cash flow. Our business model focuses on two main distribution channels a large direct to consumer e-commerce business and a complimentary B2B wholesale model which has a network of over 6,000 small and midsize brick and mortar retailers. Our e-commerce sales continue to grow as we utilize data to amplify the effectiveness of our touch points with our consumers. Although the COVID-19 pandemic has impacted our wholesale channel, we have continued to add wholesalers and our fourth quarter of fiscal 2020 experienced increased wholesale sales. In addition, during fiscal 2020 cbdMD was added to the NSF International’s dietary supplements Good Manufacturing Practice registration.

The Impact of the COVID-19 Pandemic on our Company

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including retail commerce.

In response to these measures, the “stay at home” order issued by the Governor of the State of North Carolina where our business is located, and for the protection of our employees and customers, we temporarily closed our corporate office and altered work schedules at our manufacturing and warehouse facilities. Beginning in June 2020 we implemented return to work policies following CDC guidelines and we re-opened our corporate office with staggered work schedules for all departments. To date these actions have not adversely impacted our ability to operate our company. In mid March 2020 we took steps to increase production to build up our finished goods inventory as well as purchased additional raw material inventory items thereby allowing us to maintain production if supply chain interruptions were to happen. At this time, we have not had any impact on our supply chain. Since the pandemic we have experienced an impact and decline on our wholesale sales to our B2B brick and mortar customers as many of the stores have been temporarily or permanently closed. In response, we have increased our efforts regarding campaigns and marketing reach to support our online sales efforts by upping our initiatives with associated relevant messaging to connect with our consumer base as well as increased website content and various offerings and changes to make online ordering more effective including auto reorder capability, giveaways, and free shipping, etc. This effort has allowed us to continue to increase sales by offsetting the decline in wholesale sales with substantial increase in our online sales to consumers. We continue to assess the situation on a daily basis and adjust our business, priorities, and processes to enable us to continue to operate effectively until we are able to resume regular operations.

During this time, we had implemented several measures that we believe will lower our fixed cash operating expenses, and focus on the growth of our online consumer sales to improve profitability and liquidity. Specific measures, among other things, include the following:

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

●
Implementation of various cost control measures across the company with a focus on supporting the business growth while moving toward a positive cash flow operation and we adjusted our budget for the balance of 2020 to reflect the changes;

●
Ensuring we had sufficient inventory levels, (both raw and finished goods) allowing us to continue to fulfill orders in the event we must shut down our manufacturing facility or supply chains were impacted; and

●
Prioritizing our technology initiatives to align with an online sales focus.

At the time of this report, The State of North Carolina is experiencing an increase in COVID-19 positivity rates and hospitalizations. While the Governor Cooper has issued modified stay at home order, it currently does not impact our business operations during the day. We have maintained flexible work arrangements for much of our staff and continue follow CDC guidelines for personal protective equipment, social distancing, and other recommendations to help limit the spread of COVID-19. We are monitoring the situation closely.

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

 Discontinued Operations

Effective September 30, 2019, we discontinued operations of four business subsidiaries: EE1, IM1, BPU and Level H&W. These subsidiaries accounted for our licensing, entertainment, and products segments prior to fiscal 2019. Therefore, the results of operations related to these subsidiaries for the Company are reported as discontinued operations. Continuing operations discussed below refer to the Company’s CBD business unless otherwise indicated, and prior periods in such discussion have been restated to reflect results excluding EE1, IM1, BPU and Level H&W. See Note 16, “Discontinued Operations”, of the notes to consolidated financial statements elsewhere in this report for additional information. As a result, the discussion below is of our continuing operations, which is comprised of the CBD business.

Results of Operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Fiscal 2020	Fiscal 2019	Change ($)
Total net sales	$41,883,734	$23,651,551	$18,232,183
Costs of sales	$15,514,727	$9,136,677	$6,378,050
Gross profit as a percentage of net sales	62.9%	61.4%	1.5%
Operating expenses	$43,950,862	$29,311,764	$14,639,098
(Increase) decrease of contingent liability	$29,780,000	$(32,461,680)	191.7%
Net income (loss) before taxes	$11,305,955	$(47,788,776)	123.6%
Net income (loss) from continuing operations	$12,651,255	$(45,429,776)	$58,081,031
Net income (loss) from discontinued operations, net of taxes	$(48,983)	$(5,927,773)	$5,878,790
Net income (loss) attributable to common shareholders	$12,235,422	$(50,428,226)	$62,663,648

The following tables provide certain selected unaudited consolidated financial information for the three months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019	Change($)
Total net sales	$11,699,917	$9,544,137	$2,155,780
Costs of sales	$5,334,090	$4,127,491	$1,206,599
Gross profit as a percentage of net sales	54.4%	56.7%	(2.3)%
Operating expenses	$10,896,899	$10,266,281	$630,618
(Increase) decrease on contingent liability	$(800,000)	$20,000,000	(104.0)%
Net income (loss) before taxes	$(5,363,562)	$14,211,194	(137.7)%
Net income (loss) from continuing operations	$(6,258,562)	$14,274,194	$(20,532,756)
Net income (loss) from discontinued operations, net of taxes	$-	$(5,927,773)	$5,927,773
Net income (loss) attributable to common shareholders	$(6,358,612)	$7,634,352	$(13,992,964)

Sales

We record product sales primarily through two main delivery channels, direct to consumers via online capabilities (E-commerce) and direct to wholesalers utilizing our internal sales team. In addition, we can record revenue upon delivery of services (consulting, marketing and brand strategy). The following table provides information on the contribution of net sales by type of sale to our total net sales for fiscal 2020 and fiscal 2019.

	Fiscal 2020	% of total	Fiscal 2019	% of total

Wholesale sales	$11,377,238	27.3%	$8,878,901	37.5%
Consumer sales	30,456,496	72.3%	14,772,650	62.5%
Total net sales	$41,883,734		$23,651,551

Of our total net sales as indicated above, during fiscal 2020 and fiscal 2019 our Paw CBD line accounted for net sales of $4,492,833 and $1,931,653, respectively.

In addition, the following table provides information on the contribution of net sales by type of sale to our total net sales for the fourth quarter of fiscal 2020 and fiscal 2019 (unaudited).

	Fourth Quarter Fiscal 2020	% of total	Fourth Quarter Fiscal 2019	% of total

Wholesale sales	$3,111,161	26.6%	$4,137,049	43.3%
Consumer sales	8,588,755	73.4%	5,407,077	55.7%
Total net sales	$11,699,917		$9,544,137

Total net sales during the fourth quarter of fiscal 2020 represents a 22.6% increase from prior year and sequential quarterly growth of 10.0%. While wholesale sales were down 28.4% during the fourth quarter of fiscal 2020 compared to prior year, as COVID-19 impacted retailers, wholesale sales represented a 29.1% sequential quarterly growth. Consumer sales during the fourth quarter represents a 58.8% year over year growth and 4.4% sequential quarterly growth.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for our product sales (consumer and wholesale sales), and includes labor for our service sales.  The following table provides information on the cost of sales to our net sales for fiscal 2020 and 2019:

	Fiscal 2020	Fiscal 2019	change ($)

Product sales	$15,514,727	$9,083,558	$6,431,169
Service related sales	-	53,119	(53,119)
Total cost of sales	$15,514,727	$9,136,677	$6,378,050

Our cost of sales as a percentage of sales was 37.0% and 38.6% for fiscal 2020 and fiscal 2019, respectively. During the fourth quarter of fiscal 2020, cost of sales includes non-cash inventory charges of $1.663,000 relating to a net realizable value adjustment to finished goods, a write down of certain raw materials and establishing an inventory obsolescence reserve. The year over year reduction in the cost of sales percentage reflects the growth and maturation of the business and its manufacturing process, and changes in the cost of raw materials as we continue to evaluate key vendors to work with and leverage volume purchasing as we grow as well as additional product offerings which continue to impact our cost of production. In addition, as we continue to grow the online direct to consumer sales as a percentage of our overall sales we will continue to see a lower cost of sales. We expect we will maintain cost of sales as a percentage of net sales, between 30% and 37%, as we continue to manage our overall cost for manufacturing and production.

Operating expenses

Our principal operating expenses include staff related expense, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, business insurance expense, and non-cash stock compensation expense. Our operating expenses on a consolidated basis increased 49.9% in fiscal 2020 from fiscal 2019 and is directly related to the acquisition of Cure Base Development in December 2018 and the significant ramp up and maturation of our business following the closing of that transaction. The overall increase in operating expenses in fiscal 2020 is related to the continued ramping up of our business, which included increased staff hiring, a full blown sales, advertising and marketing process and expenses related to infrastructure expansion. With an established business foundation and infrastructure, in fiscal 2020 we were targeted on activation of our assets to continue to build our brand while we focus on overall execution and profitability. Beginning in April 2020, however, we implemented various cost control measures with a focus on supporting the business growth while moving to a positive cash flow operation and in addition adjusted other expenses in relation to the COVID-19 pandemic. These actions have resulted in lowering our overall operating expenses during the last six months of fiscal 2020 as we moved toward these objectives.

The following table provides information on our approximate operating expenses for fiscal 2020 and fiscal 2019:

	Fiscal 2020	Fiscal 2019	change ($)

Staff related expense	$14,854,072	$8,995,969	$5,858,103
Accounting/legal expense	1,266,319	1,041,267	225,052
Professional outside services	1,300,046	1,599,331	(299,285)
Marketing / advertising	9,946,755	5,151,795	4,794,960
Sponsorships	4,977,067	2,679,331	2,297,736
Affiliate commissions	1,897,345	1,627,373	269,972
Merchant fees	2,545,844	1,670,085	875,759
Technology	1,155,127	-	1,155,127
Travel expense	410,150	712,811	(302,661)
Rent	1,539,653	672,697	866,956
Business insurance	544,218	344,432	199,786
Non-cash stock compensation	1,985,804	2,688,530	(702,726)
All other expenses	1,528,462	2,128,143	(599,681)
Totals	$43,950,862	$29,311,764	$14,639,098

The increase in staff related expense is a direct result of the build out of the CBDI team. The increase in accounting and legal expenses is primarily attributable to an increase of legal fees associated with regulatory compliance, new products and intellectual property filings, together with additional accounting services to assist as we built out the organization and systems. The decrease in professional outside services is related to a reduction in fiscal 2020 of the use of outside agencies and firms to support the growth while we built our infrastructure and added staff to handle certain functions. The increase in advertising/marketing, sponsorships, affiliate commissions, and technology are each the result of execution on the business strategy and building of the CBD brand in an effort to increase our market share. The increase in merchant fees is a direct result of increased business through our E-commerce site. The decline in travel expenses is a result in the impact of COVID-19 and its corresponding quarantines and travel restrictions. The increase in rent expenses is a result of a full year of our corporate office lease, entered into August 2019, as well as the addition of our warehouse in November 2019. Insurance expenses increased as a result of our increase in operations and facilities The non-cash stock compensation expense reflects the value of restricted stock awards and options as they vest. For fiscal 2019, we also had an impairment of $436,578 on intangible assets that no longer had a useful life or value for the business based on the current business focus, included in all other expenses. During the fourth quarter of fiscal 2020, all other expenses includes a one-time $489,381 expense relating to severance for two employees.

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

The following table provides information on our approximate corporate overhead for fiscal 2020 and 2019:

	Fiscal 2020	Fiscal 2019	change ($)

Staff related expense	$1,427,359	$1,157,054	$270,305
Accounting/legal expense	769,119	931,373	(162,254)
Professional outside services	491,729	931,460	(439,731)
Travel expense	22,846	92,593	(69,747)
Rent	-	175,592	(175,592)
Business insurance	388,878	262,200	126,678
Non-cash stock compensation	1,985,804	2,688,530	(702,726)
Totals	$5,085,735	$6,238,802	$(1,153,067)

The overall decrease in corporate operating expenses is related to the overall maturation of the business, a focus on cost controls as well as less transactions (registration statements, merger activity) which required more outside accounting, legal and professional. Rent expenses have been all moved to the operating business.

Other income and other non-operating expenses

Interest income (expense)

Our interest income (expense) was $39,877 and $75,071 for fiscal 2020 and fiscal 2019, respectively.

Contingent liability

As described in Note 8 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non-cash other income. The value of the non-cash contingent liability was $16,200,000 at September 30, 2020, as compared to $50,600,000 at September 30, 2019, respectively. During fiscal 2020 we had a decrease in value of $29,780,000 of the continent liability and a reclassification out of the liability of $4,620,000 for issuance of the first marking period Earnout Shares. The decrease of $29,780,000 is recorded as other expense in our consolidated statement of operations appearing later in this report. We utilize both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the contingent liability was the decrease of our common stock price, which was $2.00 at September 30, 2020 as compared to $3.96 on September 30, 2019. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For fiscal 2020 and fiscal 2019 we recorded $(172,066) and $(102,716) of realized and unrealized gain (loss) on marketable and other securities. In addition, we recorded an impairment for fiscal 2019 of $502,560 on investment other securities. The discontinued operations recorded a realized and unrealized gain (loss) of $(2,337,280) in fiscal 2019, which is included in the net income (loss) from discontinued operations on the statement of operations.

For fiscal 2020 we had an impairment on other securities of $600,000 as well as an impairment of $160,000 against other account receivable representing an investment other security that was to be received.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $14,824,644 and working capital of $16,023,174 at September 30, 2020, as compared to cash on hand of $4,689,966 and working capital of $12,033,157 at September 30, 2019. Our current assets increased approximately 50.6% at September 30, 2020 from September 30, 2019, and is primarily attributable to an increase in cash and prepaid expenses, offset by a decrease in accounts receivable, marketable and other securities, merchant reserve, inventory, and assets from discontinued operations. Our current liabilities increased approximately 107.2% at September 30, 2020 from September 30, 2019. This increase is primarily attributable to increases in accrued expenses, note payable, PPP loan, and operating lease short term liability offset by decreases in accounts payable.

During fiscal 2020 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative cash dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders, when, and as declared. We have multiple endorsement or sponsorship agreements for varying time periods up through December 2022 and provide for financial commitments from our company based on performance/participation (see Note 13 Commitments and Contingencies). We have sufficient working capital to fund our operations. In addition, subsequent to September 30, 2020 we raised an additional approximately $16.9 million through the sale of equity which we expect to use for additional working capital.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $10,664,336 and $15,377,467 for fiscal 2020 and fiscal 2019, respectively. We are working to control our overhead expenses while benefiting from the gross profit from growing revenues in order to achieve positive operating cash flow. However, due to our strong liquidity position we constantly evaluate strategic marketing and advertising endeavors as well as investments scientific R&D activity that we believe can further enhance our market position, brand awareness, and revenue growth, but may have short-term negative earnings impact.

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

Contingent liability

A significant component of the purchase price consideration for our acquisition of Cure Based Development includes a fixed number of future shares to be issued as well as a variable number of future shares to be issued based upon the post-acquisition entity reaching certain specified future revenue targets, as further described in Note 8. We made a determination of the fair value of the contingent liabilities as part of the valuation of the assets acquired and liabilities assumed in the business combination.

We recognize both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on our Consolidated Balance Sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares are issued, the value of the shares at that time are reclassified from contingent liability to additional paid in capital on the balance sheet.

Leases

Effective October 1, 2019, we have adopted ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. We determine whether an arrangement is a lease at inception and classify it as finance or operating. All of our leases are classified as operating leases. Our leases do not contain any residual value guarantees. Our current lease activities are recorded in operating lease right-of-use (“ROU”) assets, operating lease short term liabilities and operating lease long term liabilities in the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use assets and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As a lessee, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

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

Off Balance Sheet Arrangements

The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. Please see Note 13 – Commitment and Contingencies for a description of our off balance sheet arrangements.

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

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls were effective at September 30, 2020.

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

Our management, including our co-CEOs and our CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION.

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2020 Annual Meeting of shareholders to be filed on or prior to January 28, 2021 (the “Proxy Statement”) and is incorporated herein by this reference.

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

Date: December 22, 2020	cbdMD, Inc.

	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast
Co-Chief Executive Officer, (co-Principal Executive Officer)

Date: December 22, 2020	cbdMD, Inc.

	By:	/s/ Raymond S. Coffman
Raymond S. Coffman
Co-Chief Executive Officer, (co-Principal Executive Officer)

Date: December 22, 2020	cbdMD, Inc.

	By:	/s/ Ronan Kennedy
Ronan Kennedy
Chief Financial Officer, (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ronan Kennedy his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments and supplements to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Martin A. Sumichrast	Chairman of the Board of Directors,	December 22, 2020
Martin A. Sumichrast	co-Chief Executive Officer

/s/ Raymond S, Coffman	Co-Chief Executive Officer, Director	December 22, 2020
Raymond S. Coffman

/s/ Bakari Sellers	Director	December 22, 2020
Bakari Sellers

/s/ Scott Stephen	Director	December 22, 2020
Scott Stephen

/s/ Peter Ghiloni	Director	December 22, 2020
Peter Ghiloni

/s/ William Raines III	Director	December 22, 2020
William Raines III

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

1.1	Form of Underwriting Agreement dated May 13, 2019 by and between cbdMD, Inc. and ThinkEquity, a division of Fordman Financial Management, Inc.	8-K	5/14/19	1.1
1.2	Underwriting Agreement dated October 10, 2019 by and between cbdMD, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.	8-K	10.16	1.1
1.4	Underwriting Agreement dated January 9, 2020 by and between cbdMD, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.	8-K	1/10/20	1.1
1.5	Underwriting Agreement dated December 8, 2020 by and between cbdMD, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.	8-K	12/9/20	1.1
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/4/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation filed December 5, 2016	1-A	9/18/17	2.5
3.6	Bylaws, as amended	1-A	9/18/17	2.6
3.7	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7
3.8
Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8% Series A Cumulative Convertible Preferred Stock filed October 11, 2019
		8-A	10/11/19	3.1(f)
3.9	Amended Bylaw	10-Q	2/13/20	3.2
4.1	Form of selling agents’ warrant issued in November 2017 initial public offering	1-A/A	10/12/17	3.6
4.2	Form of common stock certificate of the registrant	1-A	9/18/17	3.7
4.3	2015 Equity Compensation Plan	1-A	9/18/17	3.8
4.4	Form of stock option award under 2015 Equity Compensation Plan+	1-A	9/18/17	3.9
4.5	Form of warrant issued to Andre Carthen	1-A	9/18/17	3.10
4.6	Form of warrant issued to Nicholas Walker	1-A	9/18/17	3.11
4.7	Form of representative’s warrant dated November 16, 2018	S-1	9/26/18	4.10
4.8	Form of Representative’s Warrant dated May 15, 2019	8-K	5/14/19	4.1
4.9	Form of Representative’s Warrant dated October 16, 2019	8-K	10/16/19	4.1
4.10	Form of Representative’s Warrant dated January 9, 2020	8-K	1/10/20	4.1
4.11	Form of Representative’s Warrant dated December 11, 2020	8-K	12/9/20	4.1
10.1	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.2	Executive Employment Agreement dated September 6, 2018 by and between cbdMD, Inc. and Martin A. Sumichrast+	8-K	9/7/18	10.75
10.3	Amendment No. 1 effective November 13, 2020 to Executive Employment Agreement between cbdMD, Inc. and Martin A. Sumichrast+	8-K	11/17/20	10.1
10.4	Executive Employment Agreement dated December 20, 2018 by and between CBD Industries LLC and R. Scott Coffman+	8-K	12/20/18	10.4
10.5	Amendment No. 1 effective November 13, 2020 to Executive Employment Agreement between CBD Industries LLC and R. Scott Coffman+	8-K	11/17/20	10.2
10.6	Executive Employment Agreement dated September 6, 2018 by and between cbdMD, Inc. and Mark S. Elliott+	8-K	9/7/18	10.76
10.7	Separation Agreement and General Release dated September 16, 2020 by and between cbdMD, Inc. and Mark S. Elliott+	8-K	9/21/20	10.1
10.8	Executive Employment Agreement dated September 15, 2020 by and between cbdMD, Inc. and T. Ronan Kennedy+	8-K	9/21/20	10.2
10.9	Form of voting proxy	8-K	12/20/18	10.2
10.10	Office Lease dated July 11, 2019	10-Q	8/14/19	10.1

10.11	Warehouse Lease dated August 27, 2019	10-Q	2/13/20	10.1
10.12	Form of Distribution Agreement dated February 26, 2020 by and among cbdMD, Inc., CBD Holdings, LLC and the members of CBD Holdings, LLC	8-K	2/28/20	10.1
10.13	Endorsement Agreement effective July 1, 2020	10-Q	8/21/20	10.1
10.14	Form of Lockup Agreement	8-K	12/9/20	10.1
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
21.1	Subsidiaries of the registrant	10-K	12/26/17	21.1
23.1	Consent of Cherry Bekaert LLP				Filed
24.1	Power of attorney (included on signature page of this report)				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase

+	Indicated management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
cbdMD, Inc. and subsidiaries
Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of cbdMD, Inc. and subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
December 22, 2020

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 AND 2019

	2020	2019
Assets

Current assets:
Cash and cash equivalents	$14,824,644	$4,689,966
Accounts receivable	911,482	1,425,697
Accounts receivable other	-	160,137
Accounts receivable – discontinued operations	447,134	1,080,000
Marketable securities	26,472	198,538
Investment other securities	250,000	600,000
Deposits	40,198	6,850
Merchant reserve	-	519,569
Inventory	4,603,360	4,301,586
Inventory prepaid	288,178	903,458
Deferred issuance costs	-	93,954
Prepaid software	174,308	206,587
Prepaid equipment deposits	40,197	868,589
Prepaid sponsorship	1,203,300	-
Prepaid expenses and other current assets	902,979	688,104
Total current assets	23,712,252	15,743,035

Other assets:
Property and equipment, net	3,183,487	1,715,557
Operating lease right-of-use assets	6,851,357	-
Deposits for facilities	790,708	754,533
Intangible assets, net	21,635,000	21,635,000
Goodwill	54,669,997	54,669,997
Total other assets	87,130,549	78,775,087

Total assets	$110,842,801	$94,518,122

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 AND 2019
(continued)

	2020	2019
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$2,850,421	$3,021,271
Deferred revenue	45,141	-
Accrued expenses	2,724,779	681,269
Operating leases – short term liabilities	1,159,098	-
Paycheck Protection Program Loan	854,000	-
Note payable	55,639	-
Customer deposit – related party	-	7,339
Total current liabilities	7,689,078	3,709,878

Long term liabilities
Long term liabilities	264,367	363,960
Paycheck Protection Program loan	602,100	-
Operating leases – long term liabilities	6,010,208	-
Contingent liability	16,200,000	50,600,000
Deferred tax liability	895,000	2,240,300
Total long term liabilities	23,971,675	53,204,260

Total liabilities	31,660,753	56,914,138

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 500,000 and 0 shares issued and outstanding, respectively	500	-
Common stock, authorized 150,000,000 shares, $0.001 par value,
52,130,870 and 27,720,356 shares issued and outstanding, respectively	52,131	27,720
Additional paid in capital	126,517,784	97,186,524
Accumulated deficit	(47,388,367)	(59,610,260)
Total cbdMD, Inc. shareholders' equity	79,182,048	37,603,984

Total liabilities and shareholders' equity	$110,842,801	$94,518,122

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Sales	$43,172,778	$28,023,848
Sales related party	-	55,596
Total Gross Sales	43,172,778	28,079,444
Allowances	(1,289,044)	(4,427,893)
Net sales	41,883,734	23,595,955
Net sales related party	-	55,596
Total Net Sales	41,883,734	23,651,551
Costs of sales	15,514,727	9,136,677
Gross profit	26,369,006	14,514,873

Operating expenses excluding impairment losses	43,950,862	28,875,186
Impairment of intangible assets	-	436,578
Operating expenses	43,950,862	29,311,764
Loss from operations	(17,581,856)	(14,796,891)
Realized and unrealized loss on marketable securities	(172,066)	(102,716)
Impairment on investment other securities	(760,000)	(502,560)
(Increase) decrease of contingent liability	29,780,000	(32,461,680)
Interest income	39,877	75,071
Income (loss) before provision for income taxes	11,305,955	(47,788,776)
Benefit from (provision for) income taxes	1,345,300	2,359,000
Net Income (loss) from continuing operations	12,651,255	(45,429,776)
Net Income (loss) from discontinued operations, net of tax (Note 16)	(48,983)	(5,927,773)

Net Income (loss)	$12,602,272	$(51,357,549)
Net Income (loss) attributable to non-controlling interest from discontinued operations (Note 16)	-	(929,323)
Preferred dividends	366,850	-
Net Income (loss) attributable to common shareholders	$12,235,422	$(50,428,226)

Net Income (Loss) per share
Basic earnings (loss) per share	$0.28	$(2.82)
Diluted earnings (loss) per share	$0.28	$-

Weighted average number of shares basic	44,140,360	17,887,247
Weighted average number of shares diluted	45,171,674	-

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019

Net Income (Loss)	$12,602,272	$(51,357,549)
Comprehensive Income (Loss)	12,602,272	(51,357,549)

Comprehensive Income (loss) attributable to non-controlling interest	-	(929,323)
Preferred dividends	(366,850)
Comprehensive Income (Loss) attributable to cbdMD, Inc. common shareholders	$12,235,422	$(50,428,226)

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net income (loss)	$12,602,272	$(51,357,549)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	1,900,194	2,458,530
Restricted stock expense	138,000	230,000
Depreciation and amortization	720,755	289,574
Issuance of stock / warrants for services	338,400	289,750
Realized and unrealized (gain)/loss on marketable securities	172,066	2,439,996
Impairment on investment other securities	760,000	502,560
Inventory impairment	233,372	-
Impairment on discontinued operations asset	45,783	3,398,438
Payment in-kind interest	-	(30,000)
Loss on sale of property and equipment -discontinued operations	-	39,013
Severance agreement	489,381	-
Increase/(decrease) in contingent liability	(29,780,000)	32,461,680
Intangible impairment	-	436,578
Merchant reserve settlement	132,657	-
Non-cash consideration received for services provided	-	(470,000)
Non-cash lease expense	1,180,213	-
Changes in operating assets and liabilities:
Accounts receivable	514,352	60,155
Accounts receivable - related party	-	(462,137)
Other accounts receivable	-	2,737
Inventory	(535,146)	(3,123,437)
Note receivable – related party	-	156,147
Deposits	(938,112)	(761,383)
Merchant reserve	386,912	(93,316)
Prepaid inventory	615,280	(903,458)
Proceeds from sale of securities	-	410,094
Prepaid rent	-	180,000
Prepaid expenses and other current assets	645,796	(963,044)
Accounts payable and accrued expenses	1,479,189	2,280,726
Accounts payable and accrued expenses – related party	-	(7,502)
Operating lease liability	(1,045,285)	-
Deferred Revenue/customer deposits	37,802	(416,619)
Collection on discontinued operations accounts receivable	587,083	-
Deferred tax liability	(1,345,300)	(2,425,000)
Cash used by operating activities	(10,664,336)	(15,377,467)

Cash flows from investing activities:
Net cash used for merger	-	(916,555)
Purchase of other investment securities	(250,000)	-
Purchase of intangible assets	-	(50,000)
Purchase of property and equipment	(1,320,095)	(1,198,618)
Cash used by investing activities	(1,570,095)	(2,133,850)

CBDMD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019
(continued)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,766,106	19,009,897
Proceeds from issuance of preferred stock	4,421,928	-
Proceeds from Paycheck Protection Program loan	1,456,100	-
Preferred dividend distribution	(366,850)	-
Proceeds from Note payable	29,629	-
Payments on Note payable – related party	-	(764,300)
Deferred issuance costs	62,197	(326,868)
Cash provided by financing activities	22,369,110	17,918,729
Net increase in cash	10,134,678	407,413
Cash and cash equivalents, beginning of year	4,689,966	4,282,553
Cash and cash equivalents, end of year	$14,824,644	$4,689,966

Supplemental Disclosures of Cash Flow Information:

	2020	2019

Cash Payments for:
Interest expense	$33,693	$39,295
Non-cash financial / investing activities:
Stock received for prior period services, adjusted for other accounts receivable write down prior to receipt – from discontinued operations	$-	$1,352,000
Warrants issued to secondary selling agent	$524,113	309,592
Adoption of ASU 2016-01	$-	$2,512,539
Acquisition of property and equipment through a capital finance arrangement	$-	$249,100
Value of Earn Out stock transferred for contingent liability	$4,620,000	-

See Notes to Consolidated Financial Statements

CBDMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Common stock		Preferred stock		Additional	Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Income(loss)	Accumulated Deficit	Total
Balance, September 30, 2019	27,720,356	$27,720	-	$-	$97,186,524	-	$(59,610,260)	$37,603,984
Issuance of Preferred stock	-	-	500,000	500	4,421,428	-	-	4,421,928
Issuance of options for share based compensation	-	-			542,574	-	-	542,574
Issuance of stock costs	-	-			(31,757)	-	-	(31,757)
Issuance of restricted stock for share based compensation	-	-	-	-	138,000	-	-	138,000
Preferred dividend	-	-	-	-	-	-	(66,734)	(66,734)
Adoption of ASU 2016-02	-	-	-	-	-	-	(13,528)	(13,528)
Net Income (loss)	-	-			-	-	12,929,763	12,929,763
Balance, December 31, 2019	27,720,356	27,720	500,000	500	102,256,769	-	(46,760,759)	55,524,230
Issuance of common stock	23,585,292	23,586	-	-	21,362,521	-	-	21,386,107
Issuance of options for share based compensation	-	-	-	-	429,651	-	-	429,651
Issuance of stock/warrants for services	30,000	30	-	-	33,870	-	-	33,900
Preferred dividend	-	-	-	-	-	-	(100,016)	(100,016)
Net Income (loss)	-	-	-	-	-	-	14,883,772	14,883,772
Balance, March 31, 2020	51,335,648	51,336	500,000	500	124,082,811	-	(31,977,003)	92,157,644
Issuance of options for share based compensation	-	-	-	-	419,045	-	-	419,045
Issuance of stock/warrants for services	10,000	10	-	-	56,190	-	-	56,200
Preferred dividend	-	-	-	-	-	-	(100,050)	(100,050)
Net Income (loss)	-	-	-	-	-	-	(8,952,702)	(8,952,702)
Balance, June 30, 2020	51,345,648	51,346	500,000	500	124,558,046	-	(41,029,755)	83,580,137
Issuance of common stock	25,222	25	-	-	(25)	-	-	-
Issuance of options for share based compensation	-	-	-	-	508,923	-	-	508,923
Issuance of stock/warrants for services	760,000	760	-	-	1,450,840	-	-	1,451,600
Preferred dividend	-	-	-	-	-	-	(100,050)	(100,050)
Net Income (loss)	-	-	-	-	-	-	(6,258,562)	(6,258,562)
Balance, September 30, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	-	$(47,388,367)	$79,182,048

CBDMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Additional	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Income(loss)	Accumulated Deficit	Interest	Total
Balance, September 30, 2018	8,123,928	$8,124	$21,781,095	$(2,512,539)	$(6,669,497)	$1,411,972	$14,019,155
Issuance of common stock	1,971,428	1,971	6,355,027	-	-	-	6,356,998
Issuance of options for share based compensation	-	-	143,673	-	-	-	143,673
Issuance of stock costs	-	-	(205,569)	-	-	-	(205,569)
Adoption of ASU 2016-01	-	-	-	2,512,539	(2,512,539)	-	-
Net loss	-	-	-	-	(2,109,715)	(79,149)	(2,188,864)
Balance, December 31, 2018	10,095,356	10,095	28,074,224	-	(11,291,751)	1,332,823	18,125,391
Issuance of options for share based compensation	-	-	19,475	-	-	-	19,475
Issuance of stock and warrants for services	75,000	75	289,675	-	-	-	289,750
Net loss	-	-	-	-	(31,791,738)	(58,536)	(31,850,274)
Balance, March 31, 2019	10,170,356	10,170	28,383,374	-	(43,083,489)	1,274,287	(13,415,658)
Issuance of common stock for merger	15,250,000	15,250	53,199,913	-	-	-	53,215,163
Issuance of common stock	2,300,000	2,300	12,650,600	-	-	-	12,652,900
Issuance of options for share based compensation	-	-	1,859,664	-	-	-	1,859,664
Issuance of stock costs	-	-	(55,393)	-	-	-	(55,393)
Issuance of stock and warrants for services			92,000	-	-	-	92,000
Net loss	-	-	-	-	(27,699,247)	(1,503,707)	(29,202,954)
Balance, June 30, 2019	27,720,356	27,720	96,130,158	-	(70,782,736)	(229,420)	25,145,722
Issuance of options for share based compensation	-	-	573,718	-	-	-	573,718
Transfer NCI to APIC (see Note14)	-	-	482,648	-	-	(482,648)	-
Net income (loss)	-	-	-	-	11,172,476	712,068	11,884,544
Balance, September 30, 2019	27,720,356	$27,720	$97,186,524	$-	$(59,610,260)	$-	$37,603,984

See Notes to Consolidated Financial Statements

CBDMD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

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

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic (“COVID-19”). In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including retail commerce. The Company is continuing to monitor data related to impact of the COVID-19 pandemic and at this time, based upon the available data, does not believe there would be an impact on inputs used for estimates and assumptions.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when acquired to be cash equivalents.

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit can be extended to wholesale and retail customers after an evaluation of customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivable’s portfolio. As of September 30, 2020, and 2019, we have an allowance for doubtful accounts of $20,664 and $7,286, respectively.

In addition, the Company has in the past entered into contracts where a portion of the consideration provided by the customer in exchange for the Company's services is common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company will record the receivable as accounts receivable other and use the value of the stock or other instrument upon invoicing to determine the value. Where an accounts receivable is settled with the receipt of the common stock or other instrument, the common stock or other instrument will be classified as an asset on the balance sheet as either an investment marketable security (when the customer is a publicly traded entity) or as an investment other security (when the customer is a privately held entity).

Receivable and Merchant Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors, and will negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 4.0% - 5.2% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 - 5 days prior to reimbursement to the Company, and as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At September 30, 2020, the receivable from payment processors included approximately $240,798 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheets.

Marketable Securities

Marketable securities that are equity securities are carried at fair value on the consolidated balance sheets with changes in fair value recorded as an unrealized gain or (loss) in the Consolidated Statements of Operations in the period of the change. Upon the disposition of a marketable security, the Company records a realized gain or (loss) on the Company’s consolidated statements of operations.

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

In performing a goodwill test, the Company performs a qualitative evaluation and if necessary, a quantitative evaluation. Factors considered in the qualitative test include specific operating results as well as new events and circumstances impacting the operations or cash flows of the business acquired. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of the business to the respective fair value. The Company determines the fair value of its acquired business using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows while the market-based approach utilizes market multiples. These approaches are dependent upon internally developed forecasts that are based upon annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective acquired business and in the internally developed forecasts. The Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe that it is more likely than not that an impairment loss has been incurred.

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. In addition, the Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time has determined there has been no impairment.

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

The Company recognized both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its Consolidated Balance Sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares at that time, in the amount of $53,215,163, was reclassified from contingent liability to additional paid in capital on the balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020 and the value of the shares at that time in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the balance sheet.

For the fiscal year ended September 30, 2020, the contingent liabilities associated with the business combination were decreased by $29,780,000 to reflect their reassessed fair values as of September 30, 2020. This decrease is reflective of a change in value on the variable number of shares from September 30, 2019. The Company updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 8 would be met. The primary catalyst for the $29,780,000 decrease in contingent liabilities is the change in the Company’s share price between September 30, 2019 and September 30, 2020. These increases or reductions to the contingent liabilities are reflected within Other Expenses on the consolidated statements of operations.

Paycheck Protection Program Loan

On April 27, 2020, we received a loan in the principal amount of $1,456,100 (the “SBA Loan”), under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, we used the proceeds from this loan to primarily help maintain our payroll as we navigate our business with a focus on returning to normal operations. The term of the SBA Loan under a Promissory Note is two years, though it may be payable sooner in connection with an event of default. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We used the SBA Loan for qualifying expenses and intend to apply for forgiveness of the SBA Loan in accordance with the terms of the CARES Act.

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

As the legal form of the Promissory Note is a debt obligation, the Company is accounting for it as debt under Accounting Standards Codification (ASC) 470, Debt and recorded an initial liability of $1,456,100 in the Consolidated Balance Sheet upon receipt of the loan proceeds. The Company is accruing interest over the term of the loan and is not imputing additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. If any amount of the loan is ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the consolidated statement of operations and comprehensive income.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company has reviewed its various revenue streams for its existing contracts under the five-step approach. The Company has entered into various license agreements that provide revenues based on guaranteed minimum royalty payments with additional royalty revenues based on a percentage of defined sales. Guaranteed minimum royalty payments (fixed revenue) are recognized on a straight-line basis over the term of the contract, as defined in each license agreement. Earned royalties and earned royalties in excess of the fixed revenue (variable revenue) are recognized as income during the period corresponding to the licensee’s sales. Earned royalties in excess of fixed revenue are only recognized when the Company is reasonably certain that the guaranteed minimums payments for the period will be exceeded. At September 30, 2020, the Company has no future performance obligations.

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

The following table represents a disaggregation of revenue by sales channel:

	Fiscal 2020	% of total	Fiscal 2019	% of total
Wholesale product sales	$11,377,238	27.3%	$8,878,901	37.5%
Consumer (E-commerce) product sales	30,456,496	72.7%	14,772,650	62.5%
Total net sales	$41,883,734		$23,651,551

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the Consolidated Balance Sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the Consolidated Balance Sheets.

We have no material contract assets nor contract liabilities at September 30, 2020.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $9,946,755 and $5,151,795 in advertising and related marketing and promotional costs included in operating expenses during the years ended September 30, 2020 and 2019, respectively.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2020 and 2019, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $14,287,810 uninsured balance at September 30, 2020 and a $4,097,190 uninsured balance at September 30, 2019.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the year ended September 30, 2020. We have three customers whose aggregate accounts receivable balance was approximately 56% of the combined total accounts receivable and accounts receivable discontinued operations as of September 30, 2020, of which one customer is from the discontinued operations and accounts for approximately 31%. The Company did not have any customers that represented a significant amount of our sales for the year ended September 30, 2019. We had four customers whose aggregate accounts receivable balance was approximately 84% of the combined total accounts receivable and accounts receivable discontinued operations as of September 30, 2019.

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

We use the Black-Scholes model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. We recognize forfeitures when they occur.

Earnings (Loss) Per Share

The Company uses ASC 260-10, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. The Company computes basic earnings (loss) per share by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net earnings (loss) per share if their effect is anti-dilutive.

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

In connection with the purchase price allocation, the Company recorded a deferred tax liability of approximately $4,644,000, with a corresponding increase to goodwill. The deferred tax liability established upon the Merger was mainly related to the tax effect of the acquired intangible assets from Cure Base Development as there will be no future tax deductions related to the acquired intangibles, and we have identified these as indefinite-lived intangible assets.

The Company also acquired estimated net operating loss carryforwards of approximately $1,996,000, Under Internal Revenue Code (IRC) Section 382, the use of net operating loss (“NOL”) carryforwards may be limited to an annual limit if a change in ownership of a company occurs. The company has recently determined that an ownership change has occurred, and the annual Section 382 limit related to these NOLs is $0 - (See Note 17 for more information).

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

On December 30, 2017 the Company entered into an Agreement with Isodiol which is a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. As payment for these services, the Company has received 1,226,435 shares of Isodiol common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol stock upon Isodiol’s acquisition of Kure Corp, giving the Company a total of 1,264,530 shares. At September 30, 2020 and 2019, the Company had 1,042,193 shares valued at $26,472 and $198,538, respectively.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. The Company has the right to purchase an additional $750,000 of membership interest in Adara Sponsor LLC. The investment in Adara is part of a planned initial public offering and Adara intends to list on the NYSE American once completed. The focus of targets to pursue for the business combination are expected to be in the consumer products industry including business in the health and wellness, ecommerce, discretionary spending, information technology sectors and related channels of distribution. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the investment, the Company used the value paid, which was the price offered to all third party investors.

The table below summarizes the assets valued at fair value as of September 30, 2020:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at September 30, 2020

Marketable securities	$26,472	-	$-	$26,472
Investment other securities	-	-	$250,000	$250,000

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2018	$1,050,961	$-	$1,159,112	$2,210,073
Receipt of equity investment upon completion of services	$470,000	$-	$-	$470,000
Transfer from AR Other	$1,500,000	$-	$-	$1,500,000
Sale of equities	$(382,428)	$-	$-	$(382,428)
Change in value of equities,	$(2,439,995)	$-	$(559,112)	$(2,999,107)
Balance at September 30, 2019	$198,538	$-	$600,000	$798,538
Change in value of equities	$(172,066)	$-	$(600,000)	$(772,066)
Purchase of Investment	$-	$-	$250,000	$250,000
Balance at September 30, 2020	$26,472	$-	$250,000	$276,472

NOTE 4 – INVENTORY

Inventory at September 30, 2020 and 2019 consists of the following:

	September 30,	September 30,
	2020	2019
Finished goods	$2,706,518	$3,050,120
Inventory components	1,982,021	1,251,466
Inventory reserve	(85,179)	-
Inventory prepaid	288,178	903,458
Total	$4,891,538	$5,205,044

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred, and an inventory reserve has been established for this purpose. For fiscal 2020 the Company wrote off approximately $1,703,000 of inventory due to scrap, discontinued product, and net realizable value adjustments as compared to approximately $376,000 for fiscal 2019. During the years ended September 30, 2020 and 2019, the Company incurred a one-time abnormal charge of $233,372 and $0, respectively due to the scrapping of certain inventory during the period. This charge was recorded in Operating Expense.

NOTE 5 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2020 and 2019 consist of the following:

	September 30,	September 30,
	2020	2019
Computers, furniture and equipment	$365,638	$131,077
Manufacturing equipment	2,873,598	1,375,986
Leasehold improvements	832,465	375,954
Automobiles	24,892	24,892
	4,096,594	1,907,909
Less accumulated depreciation	(913,106)	(192,352)
Total Net property and equipment	$3,183,487	$1,715,557

Depreciation expense for continuing operations related to property and equipment was $720,755 and $187,987 for the years ended September 30, 2020 and 2019, respectively. Depreciation expense for discontinued operations related to property and equipment was $9,861 for the year ended September 30, 2019.

NOTE 6 – INTANGIBLE ASSETS

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

Intangible assets as of September 30, 2020 and 2019 consisted of the following:

	September 30,	September 30,
	2020	2019
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Total	21,635,000	21,635,000

The Company performs an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the guidance in ASC 350-30-35-18. Fair value referenced here is determined using the guidance in FASB ASC Topic 820. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred and the Company evaluates the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. All assets related to the discontinued operations were impaired at September 30, 2019 – see Note 16 for impairments related to discontinued operations.

In light of the COVID-19 global pandemic and the impact of volatility resulting in a downturn in general business conditions, we have assessed the current environment, business operations and reviewed various items including those listed below to determine whether the current circumstances indicate that it is more likely than not that an impairment has been incurred to an indefinite lived intangible asset:

●
Our current business revenue has not declined;
●
Our supply chains have not been impacted;
●
Our workforce has been able to successfully conduct business, manufacture products and service our customers;
●
We have not had an impact on customer payments for products;
●
The business has continued to exceed internal projections;
●
Our market capitalization has not declined during COVID-19; and
●
Finally, we assessed the current state of COVID-19. As this is a relatively new development, approximately six months old, we do not believe there is enough information to determine the overall long term impact on business, the economy and the market,

The Company performed a qualitative and quantitative analysis for the year ended September 30, 2020 and has determined there has been no impairment.

NOTE 7 – PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro-forma data summarizes the results of operations for the year ended September 30, 2020 and 2019, as if the Mergers with Cure Based Development had been completed on October 1, 2017. The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Mergers had taken place on October 1, 2017. The pro-forma financial information represents the continuing operations only.

	Fiscal Year Ended September 30, 2020	Fiscal Year Ended September 30, 2019

Net sales	$N/A*	$26,734,979
Operating income (loss)	$N/A*	$(15,997,942)
Net income (loss)	$N/A*	$(51,687,603)
Net income per share – average weighted shares	$N/A*	$(1.86)
Net income per share – fully diluted	$N/A*	$(1.86)

* All entities were consolidated effective December 20, 2018 therefore, the results of operations are included in these consolidated financial statements.

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

The initial two tranches totaling 15,250,000 shares were valued using a market approach method and included the use of the following inputs: share price upon contractual obligation, discount for lack of marketability to address leak out restrictions, and probability of shareholder disapproval. In addition, the 8,750,000 shares in the second tranche also included an input for a discount for lack of voting rights during the vest periods.

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

The initial 15,250,000 shares and the Earnout Shares were approved by our shareholders. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020 and had a value of $4,620,000 which was reclassified from the contingent liability to additional paid in capital on the balance sheet.

The Earnout Shares were valued at $16,200,000 on September 30, 2020 as compared to $50,600,000 at September 30, 2019. The decrease in value of the contingent liability of $34,400,000 is recorded in the Consolidated Balance Sheets and Statement of Operations for the year ended September 30, 2020 and represents the change in value of the Earnout Shares of $29,780,000 and the change in value in the previously issued earnout shares recorded until issuance of $4,620,000. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the Earnout Shares within the contingent liability was the decrease of the Company’s stock price, which was $2.00 at September 30, 2020 as compared to $3.96 on September 30, 2019.

NOTE 9 – RELATED PARTY TRANSACTIONS

On December 20, 2018, with the closing of the Merger Agreement with Cure Based Development, we recognized the following related party transactions which happened prior to the Mergers:

Cure Based Development received $90,000 from Verdure Holdings LLC for future orders of the Company’s products. Verdure Holdings LLC is an affiliate of the CEO of Cure Based Development. This amount has been adjusted based on sales to Verdure Holdings subsequent to the mergers and is recorded at September 30, 2020 and 2019 as customer deposits - related party on the accompanying balance sheet of $0 and $7,339, respectively;

Cure Based Development entered a lease for office space, which also provides administrative and IT services, from an affiliate of the CEO of Cure Based Development. The lease was a month to month lease for $9,166 per month and ended September 2019; and

Cure Based Development leases its manufacturing facility from an entity partially owned by an individual who has a contractual right to receive shares of the Company as part of the Mergers. The current lease was entered into on December 15, 2018 and ends December 15, 2021 and has been amended at an annual base rent rate of $199,200 allowing for a 3% annual increase. In addition, common area maintenance rent is set at $25,200 annually. For the years ended September 30, 2020 and 2019, we had rent expense of approximately $260,508 and $152,300, respectively.

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 500,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2020.

The total amount of dividends declared and paid were $366,850 and $0 for the years ended September 30, 2020 and 2019, respectively.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 52,130,870 and 27,720,356 shares of common stock issued and outstanding at September 30, 2020 and 2019, respectively.

Preferred stock transactions:

Fiscal 2020:

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

Fiscal 2019:

No preferred stock was issued in fiscal 2019.

Common stock transactions:

Fiscal 2020:

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

In June 2020, we issued 10,000 shares of our common stock, which were granted as restricted stock awards in June 2019 to an athletic sponsor. The restricted stock awards vested on June 30, 2020. The shares were valued at fair market value upon issuance at $56,200 and amortized upon vesting at June 30, 2020 and expensed as sponsorship expense.

In July 2020, we issued 60,000 shares of our common stock to an investment banking firm for general financial advisory services. The shares were valued at $114,600, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending June 2021.

In July 2020, we issued 700,000 shares of our common stock to a company as part of an athletic endorsement agreement. The shares were valued at fair market value upon issuance at $1,337,000 and are amortized per the contract ending December 2022 and expensed as sponsorship expense.

In August 2020, we issued 25,222 shares of our common stock upon cashless exercise of 37,344 placement warrants previously granted to an investment banking firm and its affiliates.

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

In May 2019, the Company completed a follow-on public offering of 2,300,000 shares of its common stock for aggregate gross proceeds of $13.8 million. The Company received approximately $12.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The Company also issued to the representative of the underwriters warrants to purchase in aggregate 60,000 shares of common stock with an exercise price of $7.50. The warrants were valued at $223,500 and expire on May 15, 2024.

Stock option transactions:

Fiscal 2020:

In December 2019, we granted an aggregate of 280,000 common stock options to two executives. The options vest 1/3 on January 1, 2020, 1/3 on January 1, 2021 and 1/3 on January 1, 2022, have an exercise price of $3.15 per share and a term of five years. We have recorded an expense for the options of $405,396 for the fiscal year ended September 30, 2020.

In February 2020, we granted an aggregate of 30,000 common stock options to an employee. The options vest 1/3 at grant, 1/3 on February 7, 2021, and 1/3 on February 7, 2022, have an exercise price of $3.15 per share and a term of five years. We have recorded an expense for the options of $10,100 for the fiscal year ended September 30, 2020.

In May 2020, we granted per the annual board compensation plan, an aggregate of 80,000 common stock options to four independent directors and are expensed over the annual board term. The options vest immediately, have an exercise price of $1.57 per share and a term of ten years. We have recorded an expense for the options of $58,040 for the fiscal year ended September 30, 2020.

In September 2020, we granted an aggregate of 300,000 common stock options to an employee as part of a severance agreement. The options vest immediately, have an exercise price of $2.60 per share and a term of three years. We have recorded an expense for the options of $273,600 for the fiscal year ended September 30, 2020.

Fiscal 2019:

In August 2019 we granted per the annual board compensation plan, 20,000 common stock options to one non-management director. The options vest immediately, have an exercise price of $5.41 per share and a term of ten years. We have recorded an expense for the options of $83,920 and $0 for the fiscal years ended September 30, 2019 and 2020, respectively.

In May 2019 we granted per the annual board compensation plan, an aggregate of 120,000 common stock options to six independent directors. The options vest immediately, have an exercise price of $5.41 per share and a term of ten years. We have recorded an expense for the options of $562,440 and $0 for the fiscal years ended September 30, 2019 and 2020, respectively.

In May 2019 we granted an aggregate of 610,000 common stock options to twelve employees. The options vary in amounts issued and vesting tiers, which include no vesting with an exercise price of $6.40, vesting at May 15, 2020 with an exercise price of $7.00, vesting at May 15, 2021 with an exercise price of $7.50, and vesting at May 15, 2022 with an exercise price of $7.50. The options have a term of ten years. We have recorded an expense for the options of $1,642,530 and $1,095,018 for the fiscal years ended September 30, 2019 and 2020, respectively.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the years ended September 30, 2020 and 2019:

	2020	2019
Exercise price	$1.57-3.15	$5.41-7.50
Risk free interest rate	0.16-1.64%	2.41-2.47%
Volatility	95.96-111.31%	89.60-90.68%
Expected term	3-10 years	10 years
Dividend yield	None	None

Warrant transactions:

Fiscal 2020:

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

Fiscal 2019:

On October 2, 2018 in relation to the secondary public offering, we issued to the representative of the underwriters warrants to purchase in aggregate 51,429 shares of common stock with an exercise price of $4.375. The warrants expire on September 28, 2023.

In May 2019 in relation to the secondary public offering, we issued to the representative of the underwriters warrants to purchase in aggregate 60,000 shares of common stock with an exercise price of $7.50. The warrants expire on May 15, 2024.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the years ended September 30, 2020 and 2019:

	2020	2019
Exercise price	$1.25-3.9125	$4.375-7.50
Risk free interest rate	1.48-1.63%	2.15-2.90%
Volatility	95.36-96.85%	70.61-75.03%
Expected term	5 years	5 years
Dividend yield	None	None

NOTE 11 – STOCK-BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Company’s board of directors approved the 2015 Equity Compensation Plan (“Plan”). The Plan made 1,175,000 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stock, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the Plan shall automatically increase on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 100,000 shares of common stock. Effective September 30, 2019, the adjustment date was changed to October 1st of each year based on total number of shares outstanding on September 30 of each year. On April 19, 2019, shareholders approved an amendment to the Plan and increased the amount of shares available for issuance under the Plan to 2,000,000 and retained the annual evergreen increase provision of the Plan.

We account for stock-based compensation using the provisions of ASC 718.  ASC 718 codification requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. We have only awarded stock options since December 2015. All options are approved by the Compensation Nominating and Governance Committee of the board of directors. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

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

The following table summarizes stock option activity under the Plan for the fiscal years ended September 30, 2020 and 2019:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term(in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2018	469,650	$5.13
Granted	750,000	6.66
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2019	1,219,650	6.07
Granted	690,000	2.73
Exercised	-	-
Forfeited	159,650	6.90
Outstanding at September 30, 2020	1,750,000	$4.68	6.01	$—

Exercisable at September 30, 2020	1,358,334	$4.54	5.92	$—

We recognized $1,900,194 and $2,458,530 of non-cash stock option expense for the years ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $669,760 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 1.6 years.

Restricted Stock Award transactions:

In May 2019 the Company issued 57,500 restricted stock awards in aggregate to eleven employees. The restricted stock awards vested January 1, 2020. The stock awards were valued at fair market upon issuance at $368,000 and amortized over the vesting period.

We recognized $138,000 and $230,000 of stock based compensation expense for the restricted stock awards for the years ended September 30, 2020 and 2019, respectively.

In June 2019, the Company issued 10,000 restricted stock awards to a company sponsor. The restricted stock awards vested June 30, 2020. The stock awards were valued at fair market upon issuance at $56,200 and amortized over the vesting period and were expensed to sponsorship expense.

NOTE 12 – WARRANTS

Transactions involving our equity-classified warrants for the fiscal years ending September 30, 2020 and 2019 are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2018	312,176	$6.84
Issued	111,429	6.06
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2019	423,605	6.64
Issued	527,923	1.49
Exercised	(37,344)	1.25
Forfeited	—	—
Outstanding at September 30, 2020	914,184	$3.88	3.23	$—

Exercisable at September 30, 2020	914,184	$3.88	3.23	$—

The following table summarizes outstanding common stock purchase warrants as of September 30, 2020:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
Exercisable at $7.50 per share	60,000	$7.50	May 2024
Exercisable at $3.9125 per share	47,923	$3.9125	October 2024
Exercisable at $1.25 per share	442,656	$1.25	January 2025
	914,184	3.89

NOTE 13 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in a number of annual professional events, and also includes promotion of the Company via social media, wearing of logo during competition, provide production days for advertising creation and attend meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, we mutually agreed to suspend payments at minimum from March 2020 until June 2020. Effective July 1, 2020, the parties entered into a new endorsement agreement with the professional athlete amending certain of the contract terms which superseded the original agreement. Under the current endorsement agreement potential payments to the professional athlete are as follows from July 2020 to December 2022 – up to $2,867,000 to be paid in common stock in three issuances, based on a Volume Weighed Average Price (“VWAP”) calculation, of which the last two issuances can be paid in cash at the Company’s option – 700,000 shares valued at $1,337,000 were issued on July 1, 2020, $800,000 paid between July 2021 and December 2021, and $667,000 paid between July 2022 and December 2022. In addition the Company will make monthly cash payments as follows from: July 2020 to December 2020 - $40,000, from January 2021 to June 2021 - $50,000, from July 2021 to December 2021 - $75,000, from January 2022 to June 2022 - $85,000, and from July 2022 to December 2022 - $100,000. We recorded sponsorship expense of $577,034 and $150,000 for the fiscal years ending September 30, 2020 and 2019, respectively, to sponsorships.

In September 2019, the Company entered into a sponsorship agreement with Life Time, Inc, an operator of fitness clubs, facilities and events. The term of the agreement is through December 31, 2022 and is tied to the Company being the exclusive CBD company and performance of Life Time Inc. regarding advertisement, marketing and display within facilities and at identified events. The potential payments, if all commitments are met, in aggregate is $4,900,000 and is to be paid for the period ending: December 2019 - $1,125,555, December 2020 - $1,258,148, December 2021 - $1,258,148 and December 2022 - $1,258,149. In light of the impact of COVID-19 on the operation of fitness clubs, facilities and events, we had mutually agreed to suspend payments and will determine if a contract amendment is warranted based on the opening of Life Time Inc. facilities and decisions on Life Time Inc. hosted events. We recorded sponsorship expense of $1,323,000 and $160,555 for the fiscal years ending September 30, 2020 and 2019, respectively.

In October 2019, the Company entered into a sponsorship agreement with Feld Motor Sports to be an official sponsor of the Monster Energy Cup events through 2021, the United States AMA Supercross and FIM World Championship events through 2021, and US Supercross Futures event through 2021. The sponsorship includes various media, marketing, and promotion activities. The payments in aggregate are $1,750,000 and is to be paid for the period ending: December 2019 - $150,000, December 2020 - $800,000 and December 2021 - $800,000. In light of the impact of COVID-19 on the events, we have provided notice of termination for the entire agreement and have agreed to make three monthly payments of $77,430 from April 2020 to June 2020 for services provided in the quarter ending March 31, 2020. We have recorded expense of $666,831 and $0 for the fiscal years ending September 30, 2020 and 2019, respectively.

NOTE 14 – NOTE PAYABLE

In July 2019, we entered into a loan arrangement for $249,100 for a line of equipment (“Equipment Loan 1”), of which $147,317 and $194,466 are a long term note payable at September 30, 2020 and 2019, respectively, and is included in Long term liabilities on the Consolidated Balance Sheets. Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905. In January 2020, we entered into a loan arrangement for $35,660 for equipment (Equipment Loan 2”), of which $21,138 is a long term note payable at September 30, 2020 and is included in Long term liabilities on the Consolidated Balance Sheets. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

Future Loan payment schedule:

Note Payable	Total Loan Balance	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024
Equipment Loan 1	$194,438	$47,148	$50,437	$53,956	$42,897
Equipment Loan 2	$29,624	$8,491	$9,032	$9,609	$2,492

NOTE 15 – LONG TERM LIABILITIES

In April 2020, we applied for an unsecured loan pursuant to the Paycheck Protection Program (“PPP”) administered by the United States Small Business Administration (the “SBA”) and authorized by the Keeping American Workers Employed and Paid Act, which is part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program.  On April 27, 2020, we received the loan from Truist Bank (the “Lender”) in the principal amount of $1,456,100 (the “SBA Loan”). The SBA Loan is evidenced by a promissory note issued by us (the “Note”) to the Lender.

The term of the Note is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. For the fiscal year ended September 30, 2020 we accrued interest expense of $6,343 related to the SBA Loan and this is recorded in accrued expenses on the Consolidated Balance Sheets at September 30, 2020.

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

PPP Loan payment schedule if not forgiven:

	Total Loan Balance	Fiscal 2021	Fiscal 2022
SBA Loan	$1,456,100	$854,000	$602,100

In June 2020, the Company entered into a separation agreement with its President. On September 16, 2020, the Company agreed to a separation agreement with its CFO whereby the Company agreed to pay compensation and benefits through December 31, 2021 and the CFO agreed to provide ongoing transition services through February 2021. Included in Long Term liabilities is $95,911 and in accrued expense is $393,469 related to these separation agreements

NOTE 16 – DISCONTINUED OPERATIONS

Effective September 30, 2019, the Company ceased operations of four business subsidiaries: EE1, IM1, BPU and Level H&W. These subsidiaries accounted for our licensing, entertainment, and products segments prior to fiscal 2019 and the Company determined that these business units were not able to provide support or value to the CBD business, which the Company is now strategically focused on.

Therefore, the Company has classified the operating results of these subsidiaries as discontinued operations, net of tax in the Consolidated Statements of Operations.

The following table shows the summary operating results of the discontinued operations for the years ended:

	September 30,	September 30,
	2020	2019

Gross Sales	$-	$888,254
Allowances	-	(12,129)
Total Net Sales	-	876,126
Costs of sales	-	604,714
Gross profit	-	271,412
Operating expenses	3,200	539,581
Income (loss) from operations	(3,200)	(268,169)

Other income	-	20,000
Realized and Unrealized gain (loss) on marketable securities	-	(2,337,280)
Impairment on discontinued operations	(45,783)	(3,398,450)
Loss on disposal of property	-	(39,015)
Interest income (expense)	-	29,141
Income (loss) before provision for income taxes	(48,983)	(5,993,773)
Provision for income taxes	-	66,000
Net Income (loss)	(48,983)	(5,927,773)
Net Income (loss) attributable to non-controlling interest	$-	$(929,323)

The following table shows the summary assets and liabilities of the discontinued operations as of September 30, 2020 and 2019.

	2020	2019
Assets

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable	447,134	1,080,000
Total current assets included as part of discontinued operations	447,134	1,080,000

Other assets:
Total other assets included as part of discontinued operations	-	-

Total assets included as part of discontinued operations	$447,134	$1,080,000

Liabilities

Current liabilities:
Accounts payable	$-	$-
Total current liabilities included as part of discontinued operations	-	-

Long term liabilities
Total long term liabilities included as part of discontinued operations	-	-

Total liabilities included as part of discontinued operations	$-	$-

The following table shows the significant cash flow items from discontinued operations for the years ended September 30,:

	2020	2019
Depreciation/ amortization	$-	$22,199
Realized/unrealized (gain) loss on securities expenditures	$-	$2,337,280
Impairment on discontinued operations assets	$45,783	$762,629
Impairment on intangibles	$-	$2,635,821
Non cash consideration received for services	$-	$(470,000)

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

At September 30, 2019, EE1 had an accounts receivable for prior services delivered to two customers in aggregate of $1,080,000 of which $1,000,000 was from a related party at the time. At September 30, 2020 the balance on the accounts receivable is $447,134, which reflects payments made and an impairment of $45,783. At March 31, 2020, one customer has breached their formal agreement on payments and on April 29, 2020, the Company filed a lawsuit for collection of this amount and legal fees. On October 16, 2020, the account receivable balance for this customer of $416,666 was paid in full.

As two of the subsidiaries, EE1 and IM1, had minority interests (non-controlling interests) and all parties agreed to transfer the non-controlling interest to the Company, we have reclassified the non-controlling interest balance of $(482,648) to additional paid in capital as of September 30, 2019.

NOTE 17 – INCOME TAXES

The Company generated operating losses for the years ended September 30, 2020 and 2019 on which it has recognized a full valuation allowance. The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

The following table presents the components of the provision for income taxes from continuing operations for the periods presented:

	Years Ended September 30,
	2020	2019
Current
Federal	$—	$—
State	—	—
Total current	—	—
Deferred
Federal	(1,345,300)	(2,359,000)
State	-	-
Total deferred	(1,345,300)	(2,359,000)
Total provision	$(1,345,300)	$(2,359,000)

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(1.1)	(1.2)
Permanent differences	3.1	(1.0)
Contingent derivative expense	(55.3)	(14.3)
Limitation on net operating losses	21.3	-
Tax impact of non-controlling interest	-	-
Change in valuation allowance	(0.9)	0.4
Reclassification to discontinued operations	-	-
Benefit from (provision for) income taxes	(11.9)%	4.9%

Significant components of the Company's deferred income taxes are shown below:

	Years Ended September 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$5,914,000	$4,933,000
Capital loss carryforward	616,000	485,000
Allowance for doubtful accounts	5,000	95,000
Stock compensation	691,000	510,000
Investments	685,000	608,000
Accrued expenses	444,000	66,000
Inventory reserve	20,000	0
Capitalized expenses	60,000	66,000
Charitable contributions	42,000	41,700

Total deferred tax assets	8,477,000	6,804,700

Deferred tax liabilities:
Prepaid expenses	(434,000)	(405,000)
Management fees	0	0
Intangibles	(4,650,000)	(4,604,000)
Fixed assets	(709,000)	(360,000)
Total deferred tax liabilities	(5,793,000)	(5,369,000)
Net deferred tax assets	2,684,000	1,435,700
Valuation allowance	(3,579,000)	(3,676,000)

Net deferred tax liability	$(895,000)	$(2,240,300)

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

During the year ended September 30, 2020, the Company determined that a change in ownership under IRC had occurred during the year ending September 30, 2019. As a result of these ownership changes, the pre-ownership change NOL carryforwards would be limited and approximately $11.4 million of such NOLs will expire before being utilized. Therefore, at September 30, 2020 the Company reduced the deferred tax asset and related valuation allowance associated with these NOLs by approximately $2.7 million due to IRC Section 382.

The total valuation allowance decreased by $97,000 and increased by $1,359,000 as of September 30, 2020 and 2019, respectively.

At September 30, 2020, the Company has utilizable NOL carryforwards of approximately $25.3 million which for federal purposes will carryforward indefinitely.

The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

The Company files income tax returns in the United States, and various state jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30, 2020 and 2019, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The CARES Act, which was enacted on March 27, 2020, includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. The Company analyzed the provisions of the CARES Act and determined there was no effect on its provision for the year ended September 30, 2020 and will continue to evaluate the impact, if any, the CARES Act may have on the Company’s consolidated financial statements and disclosures.

On December 20, 2018, the Company completed a two-step merger with Cure Based Development (see Note 2). As a result of the Mergers the Company established as part of the purchase price allocation a net deferred tax liability related to the book-tax basis of certain assets and liabilities of approximately $4.6 million.

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles ("naked credits"). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarter ending December 31, 2019, provided for a wide range of potential annual effective rates. Therefore, the Company has calculated the tax provision on a discrete basis under ASC 740-270-30-36(b) for the quarter ending December 31, 2019, March 31, 2020, and June 30, 2020. Given available information to date and the most probable scenario given the facts and circumstances, management’s expectation is that the Company will generate enough indefinite life deferred tax assets from post-merger NOLs to reduce the naked credits to zero during the year, and continue to record a valuation allowance on remaining DTAs. As a result, the Company decreased the deferred tax liability from $2,240,300 to $0 and a recorded a deferred tax benefit of $2,240,300 for the quarter ending December 31, 2019. The Company recorded $0 income tax provision for the quarter ending March 31, 2020 and June 30, 2020. During the quarter ending September 30, 2020 the Company completed a study and determined there was ownership changes under IRC section 382 in the year ending September 30, 2019. These ownership changes under section 382 resulted in a decrease in the amount of indefinite-life deferred tax assets available to offset the indefinite-life deferred tax liabilities and the recognition of $895,000 of naked credits for the quarter.

NOTE 18 – LEASES

On October 1, 2019, the Company adopted ASU No. 2016-02, Leases, and all subsequently issued clarifying guidance. Under the new guidance, lessees are required to recognize assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. In July 2018, the FASB issued ASU No. 2018-11, which permitted entities to record the impact of adoption using a modified retrospective method with any cumulative effect as an adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods for the effects of applying the new standard. The Company elected this transition approach; therefore, the Company’s prior period reported results are not restated to include the impact of this adoption. We also elected the practical expedient permitted under the transition guidance which permits companies not to reassess prior conclusions on lease identification, historical lease classification and initial direct costs. In connection with the adoption of the new guidance, the Company recognized an operating lease asset for $7,704,109 and operating lease liability of $7,950,803 and a reduction of retained earnings of $13,527 in its balance sheet as of December 31, 2019, with no impact to its results of operations and cash flows. The difference between the leased assets and lease liabilities represents the net position of existing prepaid rent and deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets.

We have lease agreements for our corporate, warehouse and laboratory offices and a truck lease with lease periods expiring between 2021 and 2026. ASC 842 requires the recognition of leasing arrangements on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. We determine whether an arrangement is a lease at inception and classify it as finance or operating. All of our leases are classified as operating leases. Our leases do not contain any residual value guarantees.

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

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes, insurance and common area maintenance expenses during the lease terms.

Lease costs on operating leases are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the consolidated statements of operations.

Components of operating lease costs are summarized as follows:

Year Ended
September 30, 2020
Operating lease costs	$1,534,083

Total operating lease costs	$1,534,083

Supplemental cash flow information related to operating leases is summarized as follows:

Year Ended
September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,399,156

As of September 30, 2020, our operating leases had a weighted average remaining lease term of 5.7 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of September 30, 2020 are summarized as follows:

For the year ended September 30,
2021	$1,469,834
2022	1,405,887
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	8,210,346
Less interest	(1,041,040)
Total lease liabilities	$7,169,306

Future minimum lease payments (including interest) under non-cancelable operating leases as of September 30, 2019 are summarized as follows:

For the year ended September 30,
2020	$1,394,806
2021	1,452,434
2022	1,392,837
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total obligations and commitments	$9,574,702

NOTE 19 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Year Ended
	September 30, 2020	September 30, 2019
Basic:
Net income (loss) continuing operations	$12,651,255	$(45,429,776)
Preferred dividends paid	366,850	-
Net income (loss) continuing operations adjusted for preferred dividend	12,284,405
Net income (loss) discontinued operations	(48,983)	(4,998,450)
Net income (loss) attributable to cbdMD, Inc. common shareholders	$12,235,422	$(50,428,226)

Diluted:
Net income (loss) continuing operations	12,651,255	-
Net income (loss) discontinued operations	(48,983)	-
Net income (loss)	12,602,,272	-

Shares used in computing basic earnings per share	44,140,360	17,887,247
Effect of dilutive securities:
Options	19,904	-
Warrants	177,910	-
Convertible preferred shares	833,500	-
Shares used in computing diluted earnings per share	45,171,674	17,887,247

Earnings (loss) per share Basic:
Continued operations	$0.28	$(2.54)
Discontinued operations	(0.00)	(0.28)
Basic earnings (loss) per share	$0.28	$(2.82)

Earnings (loss) per share Diluted:
Continued operations	$0.28	$-
Discontinued operations	(0.00)	-
Diluted earnings (loss) per share	$0.28	$-

At the year ended September 30, 2019, 1,643,255 potential shares underlying options and warrants were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share, respectively.

NOTE 20 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2020 to the date these audited consolidated financial statements were issued, and with the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact of COVID-19 on the global economic and operating environment. We find that the impact of COVID-19 on the Company is unknown at this time and the financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company. However, we are monitoring the rapidly evolving situation and its potential impacts on our financial condition, liquidity, operations, suppliers, industry and workforce.

At March 31, 2020, one customer related to our discontinued operations had breached their formal agreement on payments owed and on April 29, 2020, the Company filed a lawsuit for collection. On October 16, 2020, the lawsuit was settled and the account receivable balance for this customer of $416,666 was paid in full.

Effective November 13, 2020 the Company entered into amendments to the employment agreements with Messrs. Martin A. Sumichrast and R. Scott Coffman, its co-Chief Executive Officers. Under the terms of Amendment No. 1 to the Executive Employment Agreement dated September 6, 2018 between the Company and Mr. Sumichrast, the Company increased Mr. Sumichrast’s annual base salary to $335,000 and awarded him a discretionary cash bonus of $250,000, payable in January 2021, provided that (a) the Executive Employment Agreement with Mr. Sumichrast has not otherwise been terminated by either party for any reason, (b) the Company’s audited financial statements for the year ended September 30, 2020 shall have been completed and the Company’s independent registered public accounting firm shall have issued an unqualified opinion on such financial statements, and (c) the Company shall have timely filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Under the terms of Amendment No. 1 to the Executive Employment Agreement dated December 20, 2018 between CBD Industries, LLC, a wholly-owned subsidiary of the Company, and Mr. Coffman, Mr. Coffman’s annual base salary was also increased to $335,000 and he was also awarded a discretionary bonus of $250,000, payable in January 2021, provided that (a) the Executive Employment Agreement with Mr. Coffman has not otherwise been terminated by either party for any reason, (b) the Company’s audited financial statements for the year ended September 30, 2020 shall have been completed and the Company’s independent registered public accounting firm shall have issued an unqualified opinion on such financial statements, and (c) the Company shall have timely filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

On December 8, 2020, the Company entered into an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters, pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering an aggregate of 2,000,000 shares of its 8.0% Series A Cumulative Convertible Preferred Stock at an offering price of $7.50 per share, and to grant the underwriters a 45-day option to purchase up to an additional 300,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock to cover over-allotments, if any. On December 11, 2020, the offering closed, and the Company issued an aggregate of 2,300,000 shares of its 8.0% Series A Cumulative Convertible Preferred Stock, which included the exercise of the full over-allotment option by the underwriters. At closing the Company issued the designees of the representative of the underwriters warrants to purchase an aggregate of 150,502 shares of the Company’s common stock exercisable at $3.74 per share. The net proceeds to the Company from the offering were approximately $15.7 million, after deducting underwriting discounts and commissions and other estimated expenses of the offering. The Company intends to use the net proceeds of the offering for general working capital.