Form 10-Q
period 2020-12-31
cbdMD, Inc.
filed 2021-02-09
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number     001-38299

cbdMD, INC.
(Exact name of registrant as specified in its charter)

North Carolina	47-3414576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8845 Red Oak Blvd, Charlotte, NC	28217
(Address of principal executive offices)	(Zip Code)

704-445-3060
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common	YCBD	NYSE American
8% Series A Cumulative Convertible Preferred Stock	YCBDpA	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
52,287,113 shares of common stock are issued and outstanding as of February 8, 2021.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, and Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD”. In addition, "fiscal 2019" refers to the year ended September 30, 2019, “fiscal 2020” refers to the year ended September 30, 2020, “fiscal 2021” refers to the fiscal year ending September 30, 2021, "first quarter of 2020" refers to the three months ended December 31, 2019 and "first quarter of 2021" refers to the three months ended December 31, 2020.

We maintain a corporate website at www.cbdmd.com. The information contained on our websites and our various social media platforms are not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	material risks associated with our overall business, including:
	•	our history of losses;
	•	the continuing impact of COVID-19 on our company;
	•	our reliance on third party raw material suppliers and manufacturers and compounders;
	•	our reliance on third party compliance with our supplier verification program and testing protocols; and
	•	risks associated with the implementation of our enterprise resource planning system (ERP) to Oracle NetSuite.
•	material risks associated with regulatory environment for CBD, including:
	•	change in state laws pertaining to industrial hemp;
	•	costs to us for compliance with laws and the risks of increased litigation; and
	•	possible changes in the use of CBD.
•	material risks associated with the ownership of our securities, including;
	•	the impact of changes in the fair value of our contingent liabilities associated with the Earnout Shares;
	•	dilution to our shareholders upon the issuance of the Earnout Shares;
	•	time devoted to our company by one of our co-Chief Executive Officers;
	•	the designations, rights and preferences of our 8.0% Series A Cumulative Convertible Preferred Stock;
	•	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and our 8.0% Series A Cumulative Convertible Preferred Stock; and
	•	voting control held by our directors and their affiliates.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for fiscal 2020 as filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2020 (the "2020 10-K"), as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND SEPTEMBER 30, 2020

	(Unaudited)
	December 31,	September 30,
	2020	2020
Assets

Current assets:
Cash and cash equivalents	$28,763,812	$14,824,644
Accounts receivable	1,021,554	911,482
Accounts receivable – discontinued operations	24,717	447,134
Marketable securities	29,181	26,472
Investment other securities	250,000	250,000
Deposits	-	40,198
Inventory	4,383,501	4,603,360
Inventory prepaid	336,362	288,178
Prepaid software	-	174,308
Prepaid equipment deposits	-	40,197
Prepaid sponsorship	1,069,600	1,203,300
Prepaid expenses and other current assets	1,496,721	902,979
Total current assets	37,375,449	23,712,252

Other assets:
Property and equipment, net	3,084,321	3,183,487
Operating lease assets	6,547,278	6,851,357
Deposits for facilities	766,708	790,708
Intangible assets, net	21,635,000	21,635,000
Goodwill	54,669,997	54,669,997
Total other assets	86,703,304	87,130,549

Total assets	$124,078,753	$110,842,801

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND SEPTEMBER 30, 2019
(continued)

	(Unaudited)
	December 31,	September 30,
	2020	2020
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$2,174,529	$2,850,421
Deferred revenue	22,440	45,141
Accrued expenses	2,301,154	2,724,779
Operating leases – current portion	1,242,608	1,159,098
Paycheck Protection Program loan, current portion	939,826	854,000
Note payable	56,573	55,639
Total current liabilities	6,737,130	7,689,078

Long term liabilities:
Long term liabilities	-	264,367
Note payable	153,957	-
Paycheck Protection Program loan	516,274	602,100
Operating leases - long term portion	5,688,746	6,010,208
Contingent liability	24,700,000	16,200,000
Deferred tax liability	563,000	895,300
Total long term liabilities	31,621,977	23,971,675

Total liabilities	38,359,107	31,660,753

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 2,800,000 and 500,000 shares issued and outstanding, respectively	2,800	500
Common stock, authorized 150,000,000 shares, $0.001 par value,
52,130,870 and 52,130,870 shares issued and outstanding, respectively	52,131	52,131
Additional paid in capital	142,548,752	126,517,784
Accumulated deficit	(56,884,037)	(47,388,367)
Total cbdMD, Inc. shareholders' equity	85,719,646	79,182,048

Total liabilities and shareholders' equity	$124,078,753	$110,842,801

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Three months	Three months
	Ended	Ended
	December 31, 2020	December 31, 2019

Gross Sales	$13,131,946	$10,412,491
Allowances	(803,643)	(264,255)
Total Net Sales	12,328,303	10,148,236
Cost of sales	3,430,274	3,700,537

Gross Profit	8,898,028	6,447,699

Operating expenses	10,657,973	12,560,297
(Loss) from operations	(1,759,945)	(6,112,598)
Realized and Unrealized gain (loss) on marketable & other securities	542,710	(62,010)
(Increase) decrease of contingent liability	(8,500,000)	16,898,006
Interest (expense) income	(10,386)	7,267
Income (loss) before provision for income taxes	(9,727,621)	10,730,665

Benefit for income taxes	332,000	2,240,300
Net (Loss) Income from continuing operations	(9,395,621)	12,970,965
Net (Loss) from discontinued operations, net of tax (Note 13)	-	(41,202)
Net (Loss) Income	(9, 395,621)	12,929,763
Preferred dividends	100,050	66,734

Net (Loss) Income attributable to cbdMD, Inc. common shareholders	$(9,495,671)	$12,863,029

Net (Loss) Income per share:
Basic earnings per share	$(0.18)	$0.46
Diluted earnings per share	(0.18)	0.45
Weighted average number of shares Basic:	52,130,870	27,720,356
Weighted average number of shares Diluted:	52,130,870	28,553,856

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019
(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31, 2020	December 31, 2019

Net (Loss) Income	$(9,395,621)	$12,929,763
Comprehensive (Loss) Income	(9,395,621)	12,929,763

Preferred dividends	(100,050)	(66,734)
Comprehensive (Loss) Income attributable to cbdMD, Inc. common shareholders	$(9,495,671)	$12,863,029

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019
(unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (Loss) Income	$(9,395,621)	$12,929,763
Adjustments to reconcile net (income) loss to net
cash used by operating activities:
Stock based compensation	248,894	542,574
Restricted stock expense	15,279	138,000
Issuance of stock / warrants for service	35,712	-
Impairment on discontinued operations asset	-	38,002
Depreciation and amortization	232,658	113,252
Increase/(Decrease) in contingent liability	8,500,000	(16,898,006)
Realized and unrealized loss of marketable and other securities	(542,709)	62,011
Termination benefit	305,326	-
Non-cash lease expense	304,080	382,432
Changes in operating assets and liabilities:
Accounts receivable	(110,072)	755,515
Deposits	24,000	(22,365)
Merchant reserve	-	106,590
Inventory	219,859	(1,005,631)
Prepaid inventory	(48,184)	(237,753)
Prepaid expenses and other current assets	(310,268)	(100,803)
Accounts payable and accrued expenses	(1,500,755)	454,490
Operating lease liability	(237,952)	(318,758)
Note payable	-	268,115
Deferred revenue / customer deposits	(22,701)	(7,339)
Collection on discontinued operations accounts receivable	422,417	166,667
Deferred tax liability	(332,000)	(2,240,300)
Cash used by operating activities	(2,192,038)	(4,873,544)

Cash flows from investing activities:
Proceeds from the sale of other investment securities	540,000	-
Purchase of property and equipment	(93,294)	(555,674)
Cash provided (used) by investing activities	446,706	(555,674)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	15,798,115	4,421,928
Note payable	(13,564)	-
Preferred dividend distribution	(100,050)	(66,734)
Deferred issuance costs	-	45,368
Cash provided by financing activities	15,684,500	4,400,562
Net increase (decrease) in cash	13,939,168	(1,028,656)
Cash and cash equivalents, beginning of period	14,824,644	4,689,966
Cash and cash equivalents, end of period	$28,763,812	$3,661,310

Supplemental Disclosures of Cash Flow Information:

	Three Months ended December 31,	Three Months Ended December 31,
	2020	2019
Cash Payments for:
Interest expense	$3,672	$8,221

Non-cash financial activities:
Warrants issued to underwriter	$254,950	$178,513

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

					Additional	Other
	Common stock		Preferred stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income(loss)	Deficit	Total
Balance, September 30, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	-	$(47,388,367)	$79,182,048
Issuance of Preferred stock	-	-	2,300,000	2,300	15,795,815	-	-	15,798,115
Issuance of options for share based compensation	-	-			219,875	-	-	219,875
Issuance of stock costs	-	-			-	-	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	15,279	-	-	15,279
Preferred dividend	-	-	-	-	-	-	(100,050)	(100,050)
Net Income (loss)	-	-			-	-	(9,395,621)	(9,395,621)
Balance, December 31, 2020	52,130,870	$52,131	2,800,000	$2,800	$142,548,752	-	$(56,884,037)	$85,719,646

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

					Additional	Other
	Common stock		Preferred stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income(loss)	Deficit	Total
Balance, September 30, 2019	27,720,356	$27,720	-	$-	$97,186,524	-	$(59,610,260)	$37,603,984
Issuance of Preferred stock	-	-	500,000	500	4,421,428	-	-	4,421,928
Issuance of options for share based compensation	-	-	-	-	542,574	-	-	542,574
Issuance of stock costs	-	-	-	-	(31,757)	-	-	(31,757)
Issuance of restricted stock for share based compensation	-	-	-	-	138,000	-	-	138,000
Preferred dividend	-	-	-	-	-	-	(66,734)	(66,734)
Adoption of ASU 2016-02	-	-	-	-	-	-	(13,528)	(13,528)
Net Income (loss)	-	-	-	-	-	-	12,929,763	12,929,763
Balance, December 31, 2019	27,720,356	$27,720	500,000	$500	$102,256,769	-	$(46,760,759)	$55,524,230

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

cbdMD, Inc. ("cbdMD", "we", "us", “our”, or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands, Inc. and on May 1, 2019 we changed the name of our Company to cbdMD, Inc. We operate from our offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

On December 20, 2018 the Company, and its newly organized wholly-owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers, the Company had a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 8,750,000 of the shares vest over a five-year period and are subject to a voting proxy agreement, as well as to issue another 15,250,000 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals being achieved within five years from the closing of the Mergers. The Company’s shareholders approved the issuance of the 15,250,000 shares of common stock in April 2019 and these shares were issued to members of Cure Based Development on April 19, 2019. In April 2019, our shareholders also approved the possible issuance of the Earnout Shares. In addition, the first marking period for the earnout was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares had been earned and were issued on February 27, 2020. A second marking period for the earnout ended December 31, 2020 and we anticipate additional Earnout Shares will be issued in the second quarter of fiscal 2021.

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD and Paw CBD. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD is a natural substance produced from the hemp plant and the products manufactured by the Company are non-psychoactive as they do not contain tetrahydrocannabinol (THC).

On October 22, 2019, cbdMD formed a new wholly-owned subsidiary, Paw CBD, Inc. (“Paw CBD”), in conjunction with the organization of its animal health division. In the third quarter of fiscal 2019 cbdMD launched its new CBD pet brand, Paw CBD.

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended September 30, 2020 (“2020 10-K”) as filed with the SEC on December 22, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2020 as reported in the 2020 10-K have been omitted.

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

Accounts receivable and Accounts receivable other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of December 31, 2020, we have an allowance for doubtful accounts of $54,130, and had an allowance of $20,664 at September 30, 2020.

Receivable and Merchant Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors, and will negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 4.0% and 5.2% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, and as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At December 31, 2020, the receivable from payment processors included approximately $323,259 for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an impairment analysis at August 1 annually on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. In addition, the Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time has determined there has been no impairment

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated period of benefit. In accordance with ASC 360-10-35-21, definite lived intangibles are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value.

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

Contingent liability

A significant component of the purchase price consideration for the Company’s acquisition of Cure Based Development includes a fixed number of future shares to be issued as well as a variable number of future shares to be issued based upon the post-acquisition entity reaching certain specified future revenue targets, as further described in Note 6. The Company made a determination of the fair value of the contingent liabilities as part of the valuation of the assets acquired and liabilities assumed in the business combination.

The Company recognized both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its consolidated balance sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares at that time, in the amount of $53,215,163, was reclassified from contingent liability to additional paid in capital on the consolidated balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares were issued on February 27, 2020. The value of the issued Earnout Shares as of February 27, 2020 was $4,620,000 and the decrease in value of $6,924,503 from December 31, 2019 related to those shares was recorded in the consolidated statement of operations for the three months ended March 31, 2020. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

For the three months ended December 31, 2020, the contingent liabilities associated with the business combination were increased by $8,500,000 to reflect their reassessed fair values as of December 31, 2020. This increase is reflective of a change in value of the variable number of shares from September 30, 2020. In May 2020, the Company updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 6 would be met. The primary catalyst for the $8,500,000 increase in contingent liabilities is the change in the Company’s common share price between September 30, 2020 and December 31, 2020 from $2.00 per share to $2.95 per share. These increases or decreases to the contingent liabilities are reflected within other income (expenses) on the condensed consolidated statements of operations.

Paycheck Protection Program Loan

On April 27, 2020, we received a loan in the principal amount of $1,456,100 (the “SBA Loan”) in consideration of a Promissory Note, under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. The term of the Promissory Note is two years, though it may be payable sooner in connection with an event of default under the Promissory Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We used the SBA Loan for qualifying expenses and intend to apply for forgiveness of the SBA Loan in accordance with the terms of the CARES Act.

In June 2020, the Payroll Protection Program Flexibility Act (“PPPFA”) was signed into law adjusting certain key terms of loans issued under the PPP. Other changes and modifications of the PPP have occurred since June 2020. As of December 31, 2020 loan payments are deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks) and PPP loans issued prior to June 5, 2020 have a maturity of two years.

As the legal form of the Promissory Note is a debt obligation, the Company is accounting for it as debt under ASC 470, Debt and recorded an initial liability of $1,456,100 in the condensed consolidated balance sheet upon receipt of the loan proceeds. The Company is accruing interest over the term of the loan and is not imputing additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency. If any amount of the loan is ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the consolidated statement of operations and comprehensive income.

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

Under ASC 606, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach.

At December 31, 2020, the Company has no future performance obligations.

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

Revenue recognition

The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping (and is typically FOB shipping) which is when our performance obligation is met. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company currently offers a 60-day, money back guarantee.

In regard to sales for services provided, the Company records revenue when the customer has accepted services and the Company has a right to payment. Based on the contracted services, revenue is recognized when the Company invoices customers for completed services at agreed upon rates or revenue is recognized over a fixed period of time during which the service is performed.

Disaggregated Revenue

Our product revenue is generated primarily through two sales channels, E-commerce sales (formerly referred to as consumer sales) and wholesale sales. We believe that these categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors.

A description of our principal revenue generating activities are as follows:

-
E-commerce sales - consumer products sold through our online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

-
Wholesale sales - products sold to our wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

The following table represents a disaggregation of revenue by sales channel:

	Three Months ended December 31, 2020	% of total	Three Months ended December 31, 2019	% of total
Wholesale sales	$2,627,180	21.3%	$3,284,459	32.4%
E-commerce sales	9,701,123	78.7%	6,863,777	67.6%
Total net sales	$12,328,303		$10,148,236

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets.

We have no material contract assets nor contract liabilities at December 31, 2020.

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

Income Taxes

The Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. Effective September 30, 2019, the Company abandoned and ceased operations of Beauty and Pinups, LLC, a North Carolina limited liability company (“BPU”), I | M 1, LLC, a California limited liability company(“IM1”), Encore Endeavor 1 LLC, a California limited liability company (“EE1”) and Level H&W, LLC, a North Carolina limited liability company (“Level H&W”). As of October 1, 2019, CBDI and Paw CBD are wholly owned subsidiaries and are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax returns of the Company.

The Company accounts for income taxes pursuant to the provisions of the Accounting for Income Taxes topic of ASC 740 which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company uses the inside basis approach to determine deferred tax assets and liabilities associated with its investment in a consolidated pass-through entity. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $28,235,654 uninsured balance at December 31, 2020 and a $14,287,810 uninsured balance at September 30, 2020.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three months ended December 31, 2020.

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

We use the Black-Scholes pricing model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. The Company recognizes forfeitures when they occur.

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

NOTE 2 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company has, from time to time, entered into contracts where a portion of the consideration provided by the customer in exchange for the Company's services was common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company recorded the receivable as accounts receivable other, and used the value of the stock or other instrument upon invoicing to determine the value. If there is insufficient data to support the valuation of the security directly, the Company will value it, and the underlying revenue, on the estimated fair value of the services provided. Where an accounts receivable other is settled with the receipt of the common stock or other instrument, the common stock or other instrument was classified as an asset on the consolidated balance sheet as either an investment marketable security (when the customer is a public entity) or as an investment other security (when the customer is a privately held entity).

For the first quarter of fiscal 2021 and the first quarter of fiscal 2020 we recorded $542,710 and $(62,010), respectively, of realized and unrealized gain (loss) on marketable and other securities. The realized gain was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero based on prior information related to the company’s performance and COVID-19 impacts.

On December 30, 2017 the Company entered into an Agreement with Isodiol International Inc. which was a developer of pharmaceutical grade phytochemical compounds and a manufacturer and developer of phytoceutical consumer products. As payment for these services, the Company has received 1,226,435 shares of Isodiol’s common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol’s common stock upon Isodiol’s acquisition of Kure Corp., giving the Company a total of 1,264,530 shares. At December 31, 2020, the Company had 1,042,193 shares valued at $29,181.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. The Company has the right to purchase an additional $750,000 of membership interest in Adara Sponsor LLC and as disclosed in the subsequent events, the Company exercised its right during January 2021. The investment in Adara is part of a planned initial public offering and Adara intends to list on the NYSE American once completed. The focus of targets to pursue for the business combination are expected to be in the consumer products industry including business in the health and wellness, ecommerce, discretionary spending, information technology sectors and related channels of distribution. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the investment, the Company used the value paid, which was the price offered to all third-party investors. The Company assessed the common stock and determined there was not an impairment for the period ended December 31, 2020.

The table below summarizes the assets valued at fair value as of December 31, 2020:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2020

Marketable securities	$29,181	-	$-	$29,181
Investment other securities	-	-	$250,000	$250,000

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2020	$26,472	$-	$250,000	$276,472
Change in value of equities	$2,710	$-	$-	$2,710
Balance at December 31, 2020	$29,181	$-	$250,000	$279,181

NOTE 3 – INVENTORY

Inventory at December 31, 2020 and September 30, 2020 consists of the following:

	December 31,	September 30,
	2020	2020
Finished goods	$2,548,903	$2,706,518
Inventory components	2,022,272	1,982,021
Inventory reserve	(187,674)	(85,179)
Inventory prepaid	336,362	288,178
Total	$4,719,863	$4,891,538

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2020 and September 30, 2019 consist of the following:

	December 31,	September 30,
	2020	2020
Computers, furniture and equipment	$406,963	$365,638
Manufacturing equipment	2,955,724	2,873,598
Leasehold improvements	842,655	832,465
Automobiles	24,892	24,892
	4,230,234	4,096,594
Less accumulated depreciation	(1,145,912)	(913,106)
Net property and equipment	$3,084,321	$3,183,487

Depreciation expense related to property and equipment was $232,806 and $113,251 for the three months ended December 31, 2020 and 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

With the Mergers of Cure Based Development, the Company made a strategic shift toward the CBD business and all entities and their associated intangibles were assessed during the year ended September 30, 2019 with that focus and their ability to support that business line.

On December 20, 2018, the Company completed the Mergers with Cure Based Development and acquired certain assets, including the trademark "cbdMD" and its variants and certain other intellectual property. The trademark is the cornerstone of this subsidiary and is key as we create and distribute products and continue to build this brand. We believe the trademark does not have limits on the time it will contribute to the generation of cash flows and therefore we have identified these as indefinite-lived intangible assets (see Note 1 for more information).

In September 2019, the Company purchased the rights to the trademark name HempMD for $50,000. This trademark will be used in the marketing and branding of certain products to be released under this brand name. We believe the trademark does not have limits on the time it will contribute to the generation of cash flows and therefore we have identified these as indefinite-lived intangible assets.

Intangible assets as of December 31, 2020 and September 30, 2020 consisted of the following:

	December 31,	September 30,
	2020	2020
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Total	$21,635,000	$21,635,000

NOTE 6 – CONTINGENT LIABILITY

As consideration for the Mergers, described in Note 1, the Company had a contractual obligation to issue 15,250,000 shares of our common stock, after approval by our shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 shares and 8,750,000 shares, both of which are subject to leak out provisions, and the unrestricted voting rights to 8,750,000 tranche of shares will also vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 Earnout Shares can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date.

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

The Merger Agreement also provides that an additional 15,250,000 Earnout Shares would be issued as part of the consideration for the Mergers, upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date as follows, as measured at four intervals (each a “marking period”): the completion of 12, 24, 42, and 59 calendar months from the Closing Date, and based upon the ratios set forth below:

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

The issuance of the initial 15,250,000 shares and the 15,250,000 Earnout Shares were approved by our shareholders in April 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares were issued on February 27, 2020 and had a value of $4,620,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

The value of the contingent liability was $24,700,000 and $16,200,000 at December 31, 2020 and September 30, 2020, respectively, and represents the balance of Earnout Shares for potential future issuance. The increase in value of the contingent liability of $8,500,000 is recorded in consolidated statement of operations for the three months ended December 31, 2020 and represents the change in value of the Earnout Shares. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the Earnout Shares within the contingent liability was the increase of the Company’s common stock price, which was $2.95 at December 31, 2020 as compared to $2.00 on September 30, 2020.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock – We are authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 2,800,000 and 500,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2020 and September 30, 2020, respectively.

The total amount of dividends declared and paid were $100,050 and $66,734, respectively, for the three months ended December 31, 2020 and December 31, 2019.

Common Stock – We are authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 52,130,870 and 52,130,870 shares of common stock issued and outstanding at December 31, 2020 and September 30, 2020, respectively.

Preferred stock transactions:

In the three months ended December 31, 2020:

On December 8, 2020, the Company completed a follow-on firm commitment underwritten public offering of 2,300,000 shares of its 8.0% Series A Cumulative Convertible Preferred Stock for aggregate gross proceeds of $17.25 million. The Company received approximately $15.8 million in net proceeds after deducting underwriting discounts and commissions. The Company also issued to the representative of the underwriters warrants to purchase in aggregate 150,502 shares of common stock with an exercise price of $3.74. The warrants were valued at $254,950 and expire on December 8, 2025.

In the three months ended December 31, 2019:

On October 16, 2019, the Company completed a firm commitment underwritten public offering of 500,000 shares of its 8.0% Series A Cumulative Convertible Preferred Stock for aggregate gross proceeds of $5,000,000. The Company received approximately $4.5 million in net proceeds after deducting underwriting discounts and commissions. The Company also issued to the representative of the underwriters warrants to purchase in aggregate 47,923 shares of common stock with an exercise price of $3.9125. The warrants were valued at $103,801 and expire on October 10, 2024.

Common stock transactions:

During the first quarter of fiscal 2021 the Company issued 50,000 of restricted stock awards to an executive, subject to a multi-year vesting schedule with a minimum one year before the first tranche vests as noted below in Note 10. No common stock was issued in the three months ended December 31, 2020 and December 31, 2019.

Stock option transactions:

In the three months ended December 31, 2020:

In October 2020, we granted an aggregate of 350,000 common stock options to an executive. The options vest 1/3 on October 1, 2021, 1/3 on October 1, 2022 and 1/3 on October 1, 2023, and have an exercise price of $3,50, $5.00, and $6.50 per share and a term of 5 years. We have recorded an expense for the options of $31,054 for the three months ended December 31, 2020.

In the three months ended December 31, 2019:

In December 2019 we granted an aggregate of 280,000 common stock options to two executives. The options vest 1/3 on January 1, 2020, 1/3 on January 1, 2021 and 1/3 on January 1, 2022, have an exercise price of $3.15 per share and a term of five years. We have recorded an expense for these options of $71,540 and $190,776 for the three months ended December 31, 2020 and 2019, respectively.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the three months ended December 31, 2020 and 2019:

	2020	2019
Weighted average exercise price	$5.11	$3.15
Risk free interest rate	0.16%	1.64%
Volatility	100.72%	95.96%
Expected term	4 years	5 years
Dividend yield	None	None

Warrant transactions:

In the three months ended December 31, 2020:

In December 2020 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, we issued to the representative of the underwriters warrants to purchase in aggregate 150,502 shares of common stock with an exercise price of $3.74. The warrants expire on December 8, 2025.

In the three months ended December 31, 2019:

In October 2019 in relation to the firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, we issued to the representative of the underwriters warrants to purchase in aggregate 47,923 shares of common stock with an exercise price of $3.9125. The warrants expire on October 10, 2024.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the three months ended December 31, 2020 and 2019:

	2020	2019
Weighted average exercise price	$3.74	$3.9125
Risk free interest rate	0.39%	1.48%
Volatility	103.42%	95.36%
Expected term	2.75 years	5 years
Dividend yield	None	None

NOTE 8 – STOCK-BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Board of Directors of the Company approved the 2015 Equity Compensation Plan (“2015 Plan”). The 2015 Plan made 1,175,000 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the 2015 Plan shall automatically increase on the first trading day of our fiscal year during the term of the 2015 Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in September of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 100,000 shares of common stock. On April 19, 2019, shareholders approved an amendment to the 2015 Plan and increased the amount of shares available for issuance under the 2015 Plan to 2,000,000 and retained the annual evergreen increase provision of the plan. Subsequent thereto, on August 7, 2019 the Company’s Board of Directors approved an amendment to the 2015 Plan changing the date the automatic evergreen increase is determined to the first trading day of October each calendar year during the term of the 2015 Plan to coincide with the Company’s fiscal year.

We account for stock-based compensation using the provisions of ASC 718.  ASC 718 codification requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. All options are approved by the Compensation, Corporate Governance and Nominating Committee of the Board of Directors. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of our stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

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

The following table summarizes stock option activity under the Plan:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsi cvalue (in thousands)
Outstanding at September 30, 2020	1,750,000	4.68
Granted	350,000	5.11
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2020	2,100,000	$4.75	5.59	$—

Exercisable at December 31, 2020	1,358,334	$4.54	5.92	$—

As of December 31, 2020, there was approximately $684,202 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.8 years.

Restricted Stock Award transactions:

In October 2020, the Company issued 50,000 of restricted stock awards to an executive. The restricted stock vest 1/3 on October 1, 2021, 1/3 on October 1, 2022 and 1/3 on October 1, 2023 and were valued at fair market value upon issuance at $100,000 which will be amortized over the vesting period.

In June 2020, the Company issued 10,000 restricted stock awards to a company sponsor. The restricted stock awards vested June 30, 2020. The stock awards were valued at fair market upon issuance at $56,200 and amortized over the vesting period and were expensed to sponsorship expense.

In May 2019, the Company issued 57,500 restricted stock awards in aggregate to eleven employees. The restricted stock awards vested January 1, 2020. The stock awards were valued at fair market upon issuance at $368,000 and amortized over the vesting period.

We recognized $15,278 and $138,000 of restricted stock compensation expense for the three months ended December 31, 2020 and 2019, respectively.

NOTE 9 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2020	914,184	$3.88
Issued	150,502	3.74
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2020	1,064,686	$3.86	3.25	$—

Exercisable at December 31, 2020	914,184	$3.88	3.23	$—

The following table summarizes outstanding common stock purchase warrants as of December 31, 2020:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
Exercisable at $7.50 per share	60,000	$7.50	May 2024
Exercisable at $3.9125 per share	47,923	$3.9125	October 2024
Exercisable at $1.25 per share	442,656	$1.25	January 2025
Exercisable at $3.74 per share	150,502	$3.74	December 2025
	1,064,686	3.86

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, provide production days for advertising creation and attend meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, we had mutually agreed to suspend payments at minimum from March 2020 until June 2020. Effective July 1, 2020, the parties entered into a new endorsement agreement with the professional athlete amending certain of the contract terms which superseded the original agreement. Under the current endorsement agreement potential payments to the professional athlete are as follows from July 2020 to December 2022 – up to $2,867,000 to be paid in common stock in three issuances, based on a Volume Weighed Average Price (“VWAP”) calculation, of which the last two issuances can be paid in cash at the Company’s option - $1,400,000 paid in July 2020, $800,000 paid between July 2021 and December 2021, and $667,000 paid between July 2022 and December 2022. In addition, the Company will make monthly cash payments as follows from: July 2020 to December 2020 - $40,000, from January 2021 to June 2021 - $50,000, from July 2021 to December 2021 - $75,000, from January 2022 to June 2022 - $85,000, and from July 2022 to December 2022 - $100,000. We have recorded expense of $253,700 and $166,666 for the three months ended December 31, 2020 and 2019, respectively.

In September 2019, the Company entered into a sponsorship agreement with Life Time, Inc, an operator of fitness clubs, facilities and events. The term of the agreement is through December 31, 2022 and is tied to the Company being the exclusive CBD company and performance of Life Time Inc. regarding advertisement, marketing and display within facilities and at identified events. The potential payments, if all commitments are met, in aggregate is $4,900,000 and is to be paid for the period ending: December 2019 - $1,125,555, December 2020 - $1,258,148, December 2021 - $1,258,148 and December 2022 - $1,258,149. In light of the impact of COVID-19 on the operation of fitness clubs, facilities and events, we had mutually agreed to suspend payments at minimum from March 2020 until June 2020. Subsequently, in December 2020 the Company and Life Time, Inc. entered into a 2020 amendment that adjusted the calendar 2020 obligation to a total of $508,000 as a result of the COVID-19 impacts to opening of Life Time Inc. facilities and decisions on Life Time Inc. hosted events during calendar 2020. We have recorded expense of $150,000 and $965,000 for the three months ended December 31, 2020 and 2019, respectively.

In October 2019, the Company entered into a sponsorship agreement with Feld Motor Sports to be an official sponsor of the Monster Energy Cup events through 2021, the United States AMA Supercross and FIM World Championship events through 2021, and US Supercross Futures event through 2021. The sponsorship includes various media, marketing, and promotion activities. The payments in aggregate are $1,750,000 and is to be paid for the period ending: December 2019 - $150,000, December 2020 - $800,000 and December 2021 - $800,000. In light of the impact of COVID-19 on the events, we entered into an amendment to the sponsorship agreement during October 2020. The revised the total aggregate payments are $1,013,625 during the term of the contract, ending May 2021, and is be paid for period ending: 2019 Season - $150,000, 2020 Season 2020 - $503,625 and December 2021 - $360,000. We have recorded expense of $102,858 and $63,206 for the three months ended December 31, 2020 and 2019, respectively.

NOTE 11 – NOTE PAYABLE

In July 2019, we entered into a loan arrangement for $249,100 for a line of equipment, of which $135,025 is a long term note payable at December 31, 2020. Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905. In January 2020, we entered into a loan arrangement for $35,660 for equipment, of which $18,932 is a long term note payable at December 31, 2020. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

NOTE 12 – LONG TERM LIABILITY

In April 2020, we applied for an unsecured loan pursuant to the PPP administered by the SBA and authorized by the CARES Act. Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program.  On April 27, 2020, we received the SBA loan from the Lender in the principal amount of $1,456,100. The SBA Loan is evidenced by the Promissory Note to the Lender.

The term of the Promissory Note is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. For the three months ended December 31, 2020 we accrued interest expense of $3,670 related to the SBA Loan and is recorded in accrued expenses on the condensed consolidated balance sheet at December 31, 2020. In addition, $939,826 of the loan has been reclassified as short-term on the condensed consolidated balance sheet at December 31, 2020.

Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We have used the SBA Loan for qualifying expenses and intend to apply for forgiveness of the SBA Loan in accordance with the terms of the CARES Act.

The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, materially false or misleading representations to the Lender or the SBA, and adverse changes in our financial condition or business operations that the Lender believes may materially affect our ability to pay the SBA Loan.

NOTE 13 – DISCONTINUED OPERATIONS

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

The following table shows the summary operating results of the discontinued operations for the three months ended December 31, 2020 and 2019:

Three months ended December 31,
2019
Total Net Sales	$-
Costs of sales	-
Gross profit	-
Operating expenses	41,202
Income (loss) from operations	(41,202)
Provision for income taxes	-
Net Income (loss)	$(41,202)

The following table shows the summary assets of the discontinued operations as of December 31, 2020 and September 30, 2020. There are no liabilities of the discontinued operations at September 30, 2020 and later.

September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$-
Accounts receivable	447,134
Total current assets included as part of discontinued operations	447,134

other assets included as part of discontinued operations	-

Total assets included as part of discontinued operations	$447,134

The following table shows the significant cash flow items from discontinued operations for the three months ended December 31:

	2020	2019
Impairment on discontinued operations assets	$-	$(45,783)

At September 30, 2020 the balance on the accounts receivable related to discontinued operations was $447,134, which reflects payments made and an impairment of $45,783. At December 31, 2020 the balance on the accounts receivable is $24,717.

NOTE 14 – LEASES

We have lease agreements for our corporate, warehouse and laboratory offices with lease periods expiring between 2021 and 2026. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. We determine whether an arrangement is a lease at inception and classify it as finance or operating. All of our leases are classified as operating leases. Our leases do not contain any residual value guarantees.

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

Components of operating lease costs are summarized as follows:

Three Months Ended
December 31, 2020
Total Operating lease costs	$386,783

Supplemental cash flow information related to operating leases is summarized as follows:

Three Months Ended
December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$320,654

As of December 31, 2020, our operating leases had a weighted average remaining lease term of 5.4 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of December 31, 2020 are summarized as follows:

For the year ended September 30,
2021 (remaining nine months)	$1,149,179
2022	1,405,887
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	7,889,691
Less interest	(958,336)
Total lease liabilities	$6,931,355

NOTE 15 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended
	December 31, 2020	December 31, 2019
Basic:
Net income (loss) continuing operations	$(9,395,621)	$12,970,965
Preferred dividends paid	100,050	66,734
Net income (loss) continuing operations adjusted for preferred dividend	(9,495,671)	12,904,231
Net income (loss) discontinued operations	-	(41,202)
Net income (loss) attributable to cbdMD, Inc. common shareholders	(9,495,671)	12,929,763

Diluted:
Net income (loss) continuing operations	(9,395,621)	12,970,965
Net income (loss) discontinued operations	-	(41,202)
Net income(loss)	(9,395,621)	12,929,763

Shares used in computing basic earnings per share	52,130,870	27,720,356
Effect of dilutive securities:
Options	-	-
Warrants	-	-
Convertible preferred shares	-	833,500
Shares used in computing diluted earnings per share	52,130,870	28,553,856

Earnings per share Basic:
Continued operations	(0.18)	0.46
Discontinued operations	(0.00)	(0.00)
Basic earnings per share	(0.18)	0.46

Earnings per share Diluted:
Continued operations	(0.18)	0.45
Discontinued operations	-	-
Diluted earnings per share	(0.18)	0.45

At the three months ended December 31, 2020, 3,214,686 potential shares underlying options, unvested RSUs and warrants as well as 4,667,600 shares of our 8.0% Series A Cumulative Convertible Preferred Stock were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 16 – INCOME TAXES

On November 17, 2017, the Company completed an IPO of its common stock. The Company conducted a Section 382 analysis and determined an ownership change occurred upon the IPO. On October 2, 2018, the Company completed a follow-on firm commitment underwritten public offering of its common stock. On May 16, 2019, the Company completed an additional follow-on firm commitment underwritten public offering of its common stock. On October 16, 2019, the Company completed a follow-on firm commitment underwritten public offering of its 8.0% Series A Cumulative Convertible Preferred Stock. On January 14, 2020, the Company completed a follow-on firm commitment underwritten public offering of its common stock. Management has determined that an ownership change has occurred under Internal Revenue Code (IRC) Section 382 resulting in limitations on the utilization of Company's federal and state net operating loss (NOL) carryovers.

On December 20, 2018, the Company completed a two-step merger with Cure Based Development (see Note 1). As a result of the Mergers the Company established as part of the purchase price allocation a net deferred tax liability related to the book-tax basis of certain assets and liabilities of approximately $4.6 million.

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles ("naked credits"). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020 , and June 30, 2020, provided for a wide range of potential annual effective rates. Therefore, the Company had calculated the tax provision on a discrete basis under ASC 740-270-30-36(b) for the quarters ending December 31, 2019, March 31, 2020 , and June 30, 2020. At, December 31, 2020 the company's expectation is that it will generate enough indefinite life deferred tax assets from post-merger NOLs to reduce the naked credits from $895,000 to $543,000 and resulted in a deferred tax provision benefit of $332,000.

NOTE 17 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2020 to the date these unaudited condensed consolidated financial statements were issued, and with the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact of COVID-19 on the global economic and operating environment. To date, COVID-19 has mostly impacted our wholesale sales to third-party brick and mortar retailers, while E-commerce sales have increased. We continue to monitor the evolving situation carefully and its potential impacts on our financial condition, liquidity, operations, suppliers, industry and workforce.

On January 8, 2021, our Board of Directors approved the 2021 Equity Compensation Plan (the “2021 Plan”) and recommended the approval of the 2021 Plan by our shareholders at our annual meeting to be held on March 12, 2021. The purpose of the 2021 Plan is to advance the interests of our Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent. The 2021 Plan reserves 5,000,000 shares of our common stock for issuance pursuant to the terms of the plan and also contains an annual evergreen increase.

On January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000 commitment into Adara Sponsor, LLC. Adara Sponsor, LLC continues to support efforts to raise capital into the blank check company, Adara. On February 8th, 2020 Adara (NYSE: ADRA.U) announced pricing of its $100 million initial public offering and that it will begin trading on the NYSE on February 9th, 2020.

Our Board of Directors approved an award of 167,500 RSUs to 15 employees under our 2015 Plan, effective January 4, 2020. The Company accrued an expense of $494,125 in conjunction with the issuance of these RSUs and will amortize over the vesting schedule. On January 8, 2021 the Board of Directors approved the issuance of 80,000 stock options to three employees under our 2021 Plan, vesting over multi-year periods and subject to certain shareholder approval and vesting conditions. The Company accrued a $243,947 expense in conjunction with the issuance of these options and will amortize this over the vesting periods.

On February 1, 2021, the Company converted its accounting and ERP from QuickBooks and Fishbowl to Oracle’s NetSuite.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the first quarter of 2021 and first quarter of 2020 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2020 10-K, this report, and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Business

Our Company

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD and Paw CBD. We believe that we are an industry leader in producing and distributing broad spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing CBD education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical tools.

Our cbdMD brand of products includes over 130 SKUs of high-grade, premium CBD products, including CBD tinctures, CBD gummies, CBD topicals, CBD capsules, CBD bath bombs, CBD bath salts, and CBD sleep aids.

Our Paw CBD brand of products includes over 45 SKUs of veterinarian-formulated products including tinctures, chews, topicals products in varying strengths and formulas.

cbdMD and Paw CBD products are distributed through our e-commerce websites, third party ecommerce sites, select distributors and marketing partners as well as a variety of brick and mortar retailers.

Recent Developments

During the fourth quarter of fiscal 2020 we expanded our marketing platforms to include television. Debuting nationwide during the week of August 31, 2020, our 30-second commercial was broadcast across multiple national cable networks. We continued to expand our TV marketing during the first quarter of fiscal 2021 and our spots aired on 25 different networks during the quarter. We are seeing very encouraging return on advertising spend despite the limited time frame and are continuing to optimize our strategy. We anticipate increasing our spend in this area throughout fiscal 2021 based on preliminary results.

In December 2020 we announced we had expended our partnership with the Joe Rogan Experience podcast and have extended our sponsorship for 2021 and are now the exclusive CBD partner of the Joe Rogan Experience podcast.

At the end of December 2020, we announced the expansion of our direct-to-consumer operations into the United Kingdom (U.K.) which allows U.K. consumers to shop for our products online, with all orders shipping directly from a U.K.-based warehouse. During the second quarter of fiscal 2021 we will be accelerating our efforts to drive revenue through the UK.

In January 2021 we announced the launch of cbdMD Botanicals, our new beauty and skincare line featuring 15 luxury products, including facial oil and serum, toners, moisturizers, clear skin, facial masks, exfoliants and body care.

In January 2021 we also announced that we renewed our partnership with Ken Block, professional rally and rallycross driver currently with the Hoonigan Racing Division. Through this renewed sponsorship with cbdMD, the brand is set to become synonymous with Mr. Block’s rally car races, with the cbdMD logo to appear on his official fire suit and rally car. The extended sponsorship deal will also include a wide range of additional integrated marketing opportunities to promote the cbdMD brand.

In February 2021 we retained former US Food and Drug Administration (FDA) official Dr. Sibyl Swift as a regulatory consultant to oversee our regulatory initiatives and prepare its products for further certifications.

Growth Strategies

Despite the ongoing business challenges the COVID-19 pandemic presents, we adapted our day to day business and grew revenues during fiscal 2020 and the first quarter of fiscal 2021. We continue to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2021 and beyond:

●
Increase our base product offering. We regularly assess and evaluate our product offering, new products within our existing product categories, additional categories, as well as new and innovative ways to provide CBD in a manner that meets consumer demands. To that end, we are devoting resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands. In fiscal 2020, we created offerings packaged for convenience stores and lip balm and other topicals as well as several unique products for certain customers. During the first quarter of fiscal 2021, we launched CBD lidocaine products including sprays, CBD bath salt line, as well as a line of CBD skin care products. We currently have several products in the research and development pipeline with targeted roll-outs during fiscal 2021, including a line of water-soluble products during the coming quarters;

●
Expand our revenue channels: As the market continues to evolve, we are expanding our sales channels. During fiscal 2020, our Wholesale business was impacted as the broader retail industry faced various headwinds tied to quarantining and COVID impacts. Despite this, we continue to pursue relationships with a number of key traditional retail accounts and believe our top brand awareness, effective marketing and strong balance sheet position us as the partner for CBD for key traditional retail accounts as this channel normalizes during the later half of fiscal 2021;

●
Expand to markets outside the United States:  We continue to explore sales into markets outside of the United States. We generally partner with local wholesalers who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are focused on expanding our E-commerce business to consumers in the UK.

●
Expand our Paw CBD Division: During fiscal 2020 we saw the direct-to-consumer strength of cbdMD also translate into significant growth for Paw CBD. We continue to add internal resources to enhance this division. As this brand continues to grow, we are focusing on cross-selling, customer retention and education, and expect to introduce Paw CBD subscription and reward programs during fiscal 2021.

●
Expand our sponsorships toward targeted segments: We have had significant success with attracting high profile sponsors and influencers and expect to continue to assess the segments we have covered with a focus on activation of the sponsorships and influencers which are producing the largest visibility and responsiveness; and

●
Acquisitions: During fiscal 2021 and beyond we may also choose to further build and maintain our brand portfolio by acquiring additional brands directly or through joint ventures if opportunities arise that we believe are in our best interests. As we are in an emerging market, opportunities could be present as companies establish strong brands and begin to obtain large market share. In assessing potential acquisitions or investments, we expect to primarily utilize our internal resources to evaluate growth potential, the strength of the target brand, offerings of the target, as well as possible efficiencies to gain. We believe that this approach will allow us to effectively screen consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. We are not a party, however at this time, to any agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended December 31,
	2020	2019	change
	(unaudited)	(unaudited)
Total net sales	$12,328,303	$10,148,236	2,180,067
Cost of sales	3,430,274	3,700,537	(270,263)
Gross profit as a percentage of net sales	72.2%	63.5%	8.6%
Operating expenses	10,657,973	12,560,297	(1,902,323)
Operating income from operations	(1,759,945)	(6,112,597)	4,352,652
(Increase) decrease on contingent liability	(8,500,000)	16,898,006	(150.3)%
Net income (loss) before taxes	(9,727,621)	10,730,665	(190.7)%
Net income (loss) attributable to cbdMD, Inc. common shareholders	$(9,495,671)	$12,863,029	(173.8)%

Sales

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three months ended December 31, 2020	% of total	Three months ended December 31, 2019	% of total

Wholesale sales	$2,627,180	21.3%	$3,284,459	32.4%
E-commerce sales	9,701,123	78.7%	6,863,777	67.6%
Total net sales	$12,328,303		$10,148,236

Total net sales for the first quarter of fiscal 2021 grew 21.5% year over year and increased 5.4% over the fourth quarter of fiscal 2020. Net sales of our E-commerce revenue grew 41.3% year over year. Ongoing COVID-19 impacts to the overall brick and mortar retail industry impacted our wholesale sales revenue resulting in a 20% drop in year over year for the quarter and a 15.6% sequential quarterly revenue decline.

Of our total net sales as indicated above, during the first quarter of fiscal 2021 and the first quarter of fiscal 2020 our Paw CBD line accounted for net sales of $1,465,864 and $820,575, respectively.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for our product sales (E-commerce and wholesale sales), and includes labor for our service sales.  Our cost of sales as a percentage of net sales was 27.8% and 36.6% for first quarter of fiscal 2021 and the first quarter of fiscal 2020, respectively. The change reflects the increasing revenue percentage of E-commerce sales, growth and maturation of the business and its manufacturing process, changes in the cost of raw materials, evaluating key vendors, negotiating volume pricing, as well as additional product offerings which continue to impact our cost of production. We expect product sales will maintain a normal cost of sales as a percentage of net sales, between 30% and 37%, as we continue to manage our overall cost for manufacturing and production and maintain as we anticipate wholesale sales revenues during fiscal 2021.

Operating expenses

Our principal operating expenses include staff related expense, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expense. Our operating expenses on a consolidated basis decreased approximately 15.1% for the first quarter of fiscal 2021 from the same period in fiscal 2020. The decrease can be attributed to the implementation of various cost control measures while supporting continued revenue growth and driving the business to a positive cash flow operation.

The following table provides information on our approximate operating expenses for the three months ended December 31, 2020 and 2019:

	Three months ended	Three months ended
	December 31, 2020	December 31, 2019	change

Staff related expense	$3,703,654	$3,933,002	$(229,348)
Accounting/legal expense	204,709	343,420	(138,711)
Professional outside services	307,214	513,085	(205,870)
Advertising/marketing/social media/events/tradeshows	3,014,492	2,410,721	603,770
Sponsorships	514,056	2,129,835	(1,615,779)
Affiliate commissions	454,694	544,266	(89,572)
Merchant fees	629,044	740,994	(111,950)
R&D and regulatory	303,706	7,729	295,977
Non-cash stock compensation	264,174	680,574	(416,400)
All other expenses	1,262,229	1,256,669	5,560
Totals	$10,657,973	$12,560,297	$(1,902,323)

The decrease in operating expenses is related to management’s ongoing efforts to control costs and drive key performance metrics of the business. Included in all other expenses is a $403,412 severance expense accrual for a former non-management employee pursuant to the terms of a separation agreement entered into with a former employee in November 2020. We believe that we have built a strong business foundation and infrastructure, and we are now focused on activation of our assets to continue to build our brand while we focus on overall execution and profitability.

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

The following table provides information on our approximate corporate overhead for the first quarter of fiscal 2021 and the first quarter of fiscal 2020:

	Three months ended	Three months ended
	December 31, 2020	December 31, 2019	change

Staff related expense	$548,171	$417,407	$130,764
Accounting/legal expense	210,667	272,014	(61,348)
Professional outside services	66,851	175,508	(108,657)
Travel expense	-	18,523	(18,523)
Business insurance	120,591	73,716	46,875
Non-cash stock compensation	264,174	680,574	(416,400)
Totals	$1,210,453	$1,637,742	$(427,291)

The increase in staff related expenses is primarily due to the increase in executive pay including the annual discretionary bonus expense during the fiscal first quarter of 2021. Overall, the reduction in expenses is tied to ongoing efforts to minimize the Company’s operating expenses as well a reduction in the non-cash stock compensation expense over prior year quarter.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the first quarter of fiscal 2021 and the first quarter of fiscal 2020 we recorded $542,710 and $(62,010) of realized and unrealized gain (loss) on marketable and other securities. The realized gain was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero based on prior information related to the company’s performance and COVID-19 impacts.

Increase in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non-cash other income. The value of the non-cash contingent liability was $24,700,000 at December 31, 2020, as compared to $16,200,000 at September 30, 2020, respectively. During the first quarter of fiscal 2021 we had an increase in value of $8,500,000 of the contingent liability which is recorded as other expense in our consolidated statement of operations for the first quarter of fiscal 2021. We utilize both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the contingent liability was the increase of our common stock price, which was $2.95 at December 31, 2020 as compared to $2.00 on September 30, 2020. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $28,763,812 and working capital of $30,638,319 at December 31, 2020 as compared to cash on hand of $14,824,644 and working capital of $16,023,174 at September 30, 2020. Our current assets increased approximately 57.6% at December 31, 2020 from September 30, 2020, and is primarily attributable to an increase in cash. Our current liabilities decreased approximately 12.4% at December 31, 2020 from September 30, 2020. This decrease is primarily attributable to decrease in accounts payables in accrued expenses, note payable and operating lease short term liability offset by increases in accrued expenses, note payables and operating lease short term liability.

On December 8, 2020 we closed a follow-on firm commitment underwritten public offering of shares of our 8.0% Series A Cumulative Convertible Preferred Stock resulting in total net proceeds to us of approximately $15.8 million.

During the three months ended December 31, 2020 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative cash dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. We have multiple endorsement or sponsorship agreements for varying time periods up through December 2022 and provide for financial commitments from the Company based on performance/participation (see Note 10 Commitments and Contingencies). In addition, in January 2021 we entered into a separation agreement with a former consultant which provides for a severance payment of $300,000, of which $150,000 was paid in January 2021 and the balance is due in June 2021.We have sufficient working capital to fund our operations.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $712,211 (excluding the reclassification of $939,826 of the SBA Loan to short term liabilities) and $4,873,544 for the three months ended December 31, 2020 and 2019, respectively.

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

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2020 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

None.

ITEM 1A.
RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2020 10-K.

The implementation of a new accounting system could interfere with our business and operations.

We have recently implemented a new ERP system, NetSuite. The ERP initial implementation encompassed accounting, production, warehouse and customer resource management activities. The implementation of new systems and enhancements may be disruptive to our business and can be time-consuming and divert management’s attention. Any disruptions relating to our systems or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business and operations.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/2018	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/2019	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/2019	2.5
3.1	Certificate of Incorporation	1-A	9/18/17	2.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation filed April 22, 2015	1-A	9/18/17	2.2
3.1(b)	Certificate of Amendment to the Certificate of Incorporation filed June 22, 2015	1-A	9/18/17	2.3
3.1(c)	Certificate of Amendment to the Certificate of Incorporation filed November 17, 2016	1-A	9/18/17	2.4
3.1(d)	Certificate of Amendment to the Certificate of Incorporation filed December 5, 2016	1-A	9/18/17	2.5
3.2	Amended and Restated Bylaws	1-A	9/18/17	2.6
10.1	2021 Equity Compensation Plan	8-K	1/14/21	10.1
31.1	Certification of co-Principal Executive Officer (Section 302)				Filed
31.2	Certification of co-Principal Executive Officer (Section 302)				Filed
31.3	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

February 9, 2021	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Co-Chief Executive Officer, co-principal executive officer

February 9, 2021	By:	/s/ Raymond S. Coffman
Raymond S. Coffman, Co-Chief Executive Officer, co-principal executive officer

February 9, 2021	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer, principal financial and accounting officer