Form 10-Q
period 2021-03-31
cbdMD, Inc.
filed 2021-05-12
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
56,418,287 shares of common stock are issued and outstanding as of May 12, 2021.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, and Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics. In addition, "fiscal 2019" refers to the year ended September 30, 2019, “fiscal 2020” refers to the year ended September 30, 2020, “fiscal 2021” refers to the fiscal year ending September 30, 2021, "first quarter of 2020" refers to the three months ended December 31, 2019, "first quarter of 2021" refers to the three months ended December 31, 2020, "second quarter of 2020" refers to the three months ended March 31, 2020 and "second quarter of 2021" refers to the three months ended March 31, 2021.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:
	●	our history of losses;
	●	the continuing impact of COVID-19 on our company;
	●	our reliance on third party raw material suppliers and manufacturers and compounders;
	●	our reliance on third party compliance with our supplier verification program and testing protocols; and
	●	risks associated with the implementation of our enterprise resource planning system (ERP) to Oracle NetSuite.
●	material risks associated with regulatory environment for CBD, including:
	●	change in state laws pertaining to industrial hemp;
	●	costs to us for compliance with laws and the risks of increased litigation; and
	●	possible changes in the use of CBD.
●	material risks associated with the ownership of our securities, including;
	●	the impact of changes in the fair value of our contingent liabilities associated with the Earnout Shares;
	●	dilution to our shareholders upon the issuance of the Earnout Shares;
	●	time devoted to our company by one of our co-Chief Executive Officers;
	●	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;
	●	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series A Convertible Preferred Stock; and
	●	voting control held by our directors and their affiliates.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2020 (the "2020 10-K"), and Quarterly Report on Form 10-Q for the period ended December 31, 2020 as filed with the SEC on February 9, 2021 as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2021 AND SEPTEMBER 30, 2020

	(Unaudited)
	March 31,	September 30,
	2021	2020
Assets

Current assets:
Cash and cash equivalents	$23,711,600	$14,824,644
Accounts receivable, net	1,848,465	911,482
Accounts receivable – discontinued operations	22,217	447,134
Marketable securities	32,034	26,472
Investment other securities	1,000,000	250,000
Inventory	4,331,545	4,603,360
Inventory prepaid	478,629	288,178
Prepaid software	-	174,308
Prepaid sponsorship	1,777,304	1,203,300
Prepaid expenses and other current assets	1,544,541	983,374
Total current assets	34,746,335	23,712,252

Other assets:
Property and equipment, net	2,976,904	3,183,487
Operating lease assets	6,240,059	6,851,357
Deposits for facilities	789,583	790,708
Intangible assets, net	21,635,000	21,635,000
Goodwill	54,669,997	54,669,997
Total other assets	86,311,543	87,130,549

Total assets	$121,057,878	$110,842,801

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2021 AND SEPTEMBER 30, 2020
(continued)

	(Unaudited)
	March 31,	September 30,
	2021	2020
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$2,835,236	$2,850,421
Accrued expenses	1,729,594	2,769,920
Operating leases – short term liabilities	1,213,891	1,159,098
Paycheck Protection Program loan, current portion	1,027,403	854,000
Note payable	57,522	55,639
Total current liabilities	6,863,646	7,689,078

Long term liabilities:
Long term liabilities	-	264,367
Note payable	139,215	-
Paycheck Protection Program loan, net of current portion	428,697	602,100
Operating leases - long term liabilities	5,414,751	6,010,208
Contingent liability	22,300,000	16,200,000
Deferred tax liability	27,000	895,000
Total long term liabilities	28,309,663	23,971,675

Total liabilities	35,173,309	31,660,753

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 2,800,000 and 500,000 shares issued and outstanding, respectively	2,800	500
Common stock, authorized 150,000,000 shares, $0.001 par value,
56,337,787 and 52,130,870 shares issued and outstanding, respectively	56,338	52,131
Additional paid in capital	155,780,222	126,517,784
Accumulated deficit	(69,954,791)	(47,388,367)
Total cbdMD, Inc. shareholders' equity	85,884,569	79,182,048

Total liabilities and shareholders' equity	$121,057,878	$110,842,801

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Gross Sales	$12,457,386	$9,703,800	$25,520,568	$20,116,291
Allowances	(658,775)	(304,764)	(1,393,654)	(569,019)
Total Net Sales	11,798,611	9,399,036	24,126,914	19,547,272
Cost of sales	3,643,127	2,732,076	7,073,402	6,432,613
Gross Profit	8,155,484	6,666,960	17,053,512	13,114,659

Operating expenses	12,323,207	12,267,637	22,981,180	24,827,934
Loss from operations	(4,167,723)	(5,600,677)	(5,927,668)	(11,713,275)
Realized and Unrealized gain (loss) on marketable and other securities, including impairments	2,852	(813,152)	545,562	(875,162)
(Increase) decrease of contingent liability	(8,871,000)	21,261,994	(17,371,000)	38,160,000
Interest (expense) income	(10,603)	35,607	(20,990)	42,875
(Loss) Income before provision for income taxes	(13,046,474)	14,883,772	(22,774,096)	25,614,438

Benefit for income taxes	536,000	-	868,000	2,240,300
Net (Loss) Income from continuing operations	(12,510,474)	14,883,772	(21,906,096)	27,854,738
Net (Loss) from discontinued operations, net of tax (Note 14)	-	-	-	(41,202)
Net (Loss) Income	(12,510,474)	14,883,772	(21,906,096)	27,813,536
Preferred dividends	560,280	100,016	660,330	166,750

Net (Loss) Income attributable to cbdMD, Inc. common shareholders	$(13,070,754)	$14,783,756	$(22,566,426)	$27,646,786

Net Income (Loss) per share:
Basic earnings per share	$(0.24)	$0.41	$(0.43)	$0.76
Diluted earnings per share	(0.24)	0.40	(0.43)	0.74
Weighted average number of shares Basic:	53,471,607	36,503,005	52,793,872	36,503,005
Weighted average number of shares Diluted:	53,471,607	37,336,505	52,793,872	37,336,505

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Net (Loss) Income	$(12,510,474)	$14,883,772	$(21,906,096)	$27,813,536
Comprehensive (Loss) Income	(12,510,474)	14,883,772	(21,906,096)	27,813,536

Preferred dividends	(560,280)	(100,016)	(660,330)	(116,750)
Comprehensive (Loss) Income attributable to cbdMD, Inc. common shareholders	$(13,070,754)	$14,783,756	$(22,566,426)	$27,646,786

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020
(unaudited)
	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Cash flows from operating activities:
Net (Loss) Income	$(21,906,096)	$27,813,536
Adjustments to reconcile net (income) loss to net
cash used by operating activities:
Stock based compensation	451,527	972,225
Restricted stock expense	547,140	138,000
Issuance of stock / warrants for service	155,695	28,250
Impairment on discontinued operations asset	-	38,002
Depreciation and amortization	473,324	287,457
Other than temporary impairment other securities and other accounts receivable	-	760,000
Increase/(Decrease) in contingent liability	17,371,000	(38,160,000)
Realized and unrealized loss of marketable and other securities	(5,562)	115,162
Merchant reserve settlement	-	132,657
Termination benefit	352,279	-
Non-cash lease expense	611,298	585,020
Changes in operating assets and liabilities:
Accounts receivable	(936,983)	763,303
Deposits	1,125	(22,365)
Merchant reserve	-	106,590
Inventory	271,815	(2,270,110)
Prepaid inventory	(190,451)	386,149
Prepaid expenses and other current assets	44,408	649,308
Accounts payable and accrued expenses	(1,366,373)	849,113
Operating lease liability	(540,664)	(496,834)
Note payable	-	175,124
Deferred revenue / customer deposits	(41,418)	(7,339)
Collection on discontinued operations accounts receivable	424,917	250,000
Deferred tax liability	(868,000)	(2,240,300)
Cash used by operating activities	(5,151,019)	(9,147,052)

Cash flows from investing activities:
Purchase of other investment securities	(750,000)	-
Purchase of property and equipment	(226,542)	(1,796,346)
Cash provided (used) by investing activities	(976,542)	(1,796,346)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	16,771,756
Proceeds from issuance of preferred stock	15,798,115	4,421,928
Note payable	(123,268)	-
Preferred dividend distribution	(660,330)	(166,750)
Deferred issuance costs	-	62,197
Cash provided by financing activities	15,014,517	21,089,131
Net increase (decrease) in cash	8,886,956	10,145,733
Cash and cash equivalents, beginning of period	14,824,644	4,689,966
Cash and cash equivalents, end of period	$23,711,600	$14,835,699

Supplemental Disclosures of Cash Flow Information:

	Six Months ended March 31,	Six Months Ended March 31,
	2021	2020

Cash Payments for:
Interest expense	$7,117	$17,097

Non-cash financing activities:
Issuance of Contingent earnout shares:	$11,271,000	$-
Warrants issued to representative	$254,950	$524,113

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2021

					Additional	Other
	Common stock		Preferred stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income(loss)	Deficit	Total
Balance, September 30, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	-	$(47,388,367)	$79,182,048
Issuance of Preferred stock	-	-	2,300,000	2,300	15,795,815	-	-	15,798,115
Issuance of options for share based compensation	-	-	-	-	219,875	-	-	219,875
Issuance of stock costs	-	-	-	-	-	-	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	15,279	-	-	15,279
Preferred dividend	-	-	-	-	-	-	(100,050)	(100,050)
Net Income (loss)	-	-	-	-	-	-	(9,395,621)	(9,395,621)
Balance, December 31, 2020	52,130,870	$52,131	2,800,000	$2,800	$142,548,753	-	$(56,884,038)	$85,719,646
Issuance of Common stock	3,711,964	3,712	-	-	11,422,488	-	-	11,426,200
Exercise of options for share based compensation	147,953	148	-	-	627,500	-	-	627,648
Issuance of restricted stock for share based compensation	347,000	347	-	-	1,181,481	-	-	1,181,828
Preferred dividend	-	-	-	-	-	-	(560,279)	(560,279)
Net Income (loss)	-	-	-	-	-	-	(12,510,474)	(12 510,474)
Balance, March 31, 2021	56,337,787	$56,338	2,800,000	$2,800	$155,780,222	-	$(69,954,791)	$85,884,569

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2020

					Additional	Other
	Common stock		Preferred stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income(loss)	Deficit	Total
Balance, September 30, 2019	27,720,356	$27,720	-	$-	$97,186,524	-	$(59,610,260)	$37,603,984
Issuance of Preferred stock	-	-	500,000	500	4,421,428	-	-	4,421,928
Issuance of options for share based compensation	-	-	-	-	542,574	-	-	542,574
Issuance of stock costs	-	-	-	-	(31,757)	-	-	(31,757)
Issuance of restricted stock for share based compensation	-	-	-	-	138,000	-	-	138,000
Preferred dividend	-	-	-	-	-	-	(66,734)	(66,734)
Adoption of ASU 2016-02	-	-	-	-	-	-	(13,528)	(13,528)
Net Income (loss)	-	-	-	-	-	-	12,929,763	12,929,763
Balance, December 31, 2019	27,720,356	$27,720	500,000	$500	$102,256,769	-	$(46,760,759)	$55,524,230
Issuance of Common Stock	23,590,292	23,591	-	-	21,368,166	-	-	21,391,757
Issuance of options for share based compensation	-	-	-	-	429,651	-	-	429,651
Issuance of stock/warrants for services	25,000	25	-	-	28,225	-	-	28,250
Preferred dividend	-	-	-	-	-	-	(100,016)	(100,016)
Net Income (loss)	-	-	-	-	-	-	14,883,772	14,883,772
Balance of March 31, 2020	51,335,648	$51,336	500,000	$500	(31,757)	-	(31,977,003)	92,157,644

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

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

On December 20, 2018, the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers, the Company had a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 8,750,000 of the shares vest over a five-year period and are subject to a voting proxy agreement, as well as to issue another 15,250,000 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals being achieved within five years from the closing of the Mergers. The Company’s shareholders approved the issuance of the 15,250,000 shares of common stock in April 2019 and these shares were issued to members of Cure Based Development on April 19, 2019. In April 2019, our shareholders also approved the possible issuance of the Earnout Shares. The first marking period for the earnout was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares had been earned and were issued on February 27, 2020. The sole member of Cure Based Development at the closing of the Mergers was CBD Holding LLC (“CBDH”). In February 2020, in connection with its liquidation, CBDH distributed the rights to the Earnout Shares (the “Earnout Rights”) to its members based upon the members’ pro pro-rata ownership interest in CBDH. Members of CBDH at the time of its liquidation and this distribution included affiliates of Martin A. Sumichrast and R. Scott Coffman, directors and executive officers of cbdMD. A second marking period for the earnout ended December 31, 2020 and based on measurement criteria an additional 3,348,520 Earnout Shares had been earned and were issued on March 8, 2021.

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD is a natural substance produced from the hemp plant and the products manufactured by the Company are non-psychoactive as they do not contain tetrahydrocannabinol (THC).

On October 22, 2019, cbdMD formed a new wholly owned subsidiary, Paw CBD, Inc. (“Paw CBD”), in conjunction with the organization of its animal health division. In the third quarter of fiscal 2019 cbdMD launched its new CBD pet brand, Paw CBD. Following the initial positive response to the brand from retailers and consumers, cbdMD, Inc. organized Paw CBD, Inc. as a separate wholly owned subsidiary to take advantage of its early mover status in the CBD animal health industry. On March 15th, 2021 cbdMD formed a new wholly owned subsidiary, cbdMD Therapeutics, LLC (“Therapeutics”) for the purposes of isolating and quantifying the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI, Paw CBD and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company's condensed consolidated financial statements have been prepared in accordance with US GAAP and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, contingent liability and, hence consideration for the Mergers is a material estimate. Actual results could differ from these estimates.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. We are cautiously optimistic with the positive trends on infection rates, vaccinations and governmental restrictions and continuing to monitor data related to impact of the COVID-19 pandemic.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable and Accounts Receivable Other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of March 31, 2021 and September 30,2020, we had an allowance for doubtful accounts of $57,525 and $20,664, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and will negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 4.0% and 5.2% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, and as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At March 31, 2021, the receivable from payment processors included approximately $199,117 for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for routine maintenance and repairs are charged to operations as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for manufacturing equipment and automobiles and three years for software, computer, and furniture and equipment. The useful life for leasehold improvements are over the term of the lease. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statements of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an annual impairment analysis as of August 1 of each fiscal year on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. In addition, the Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time there have been no events identified that would trigger an impairment.

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

The Company recognized both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its consolidated balance sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares at that time, in the amount of $53,215,163, was reclassified from contingent liability to additional paid in capital on the consolidated balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020. The value of the issued Earnout Shares as of February 27, 2020 was $4,620,000 and the decrease in value of $6,924,503 from December 31, 2019 related to those shares was recorded in the Statement of Operations for the three months ended March 31, 2020. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second marking period for the Earnout Shares ended December 31, 2020 and based on measurement criteria, 3,348,520 Earnout Shares were issued on March 8, 2021. The second marking period shares increased in value by $3,100,012 during the quarter through the time of issuance and had a value of $11,271,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

Additionally, for the three months ended March 31, 2021, the remaining contingent liabilities associated with the business combination, after the issuance of the second marking period Earnout Shares, were increased by $5,770,988 to reflect their reassessed fair values as of March 31, 2021. This increase is reflective of a change in value of the variable number of shares from December 31, 2020. In aggregate, the Company incurred an expense of $8,871,000 for the three months ended March 2021 between the increase in the value of the second marking period Earnout Shares and the increase in value of the remaining contingent liabilities. In May 2020, the Company updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 7 would be met. The primary catalyst for the $5,770,988 increase in contingent liabilities is the change in the Company’s common share price between December 31, 2020 to March 31, 2021 from $2.95 per share to $4.14 per share. These increases or decreases to the contingent liabilities are reflected within Other Income (Expenses) on the condensed consolidated statements of operations.

Paycheck Protection Program Loan

On April 27, 2020, we received a loan in the principal amount of $1,456,100 (the “SBA Loan”) in consideration of a Promissory Note, under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, the Company is using the proceeds from this loan to primarily help maintain its payroll as it navigates its business with a focus on returning to normal operations. The term of the Promissory Note is two years, though it may be payable sooner in connection with an event of default under the Promissory Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company used the SBA Loan for qualifying expenses and has applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act.

In June 2020, the Payroll Protection Program Flexibility Act (“PPPFA”) was signed into law adjusting certain key terms of loans issued under the PPP. Other changes and modifications of the PPP have occurred since June 2020. As of December 31, 2020 loan payments are deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks) and PPP loans issued prior to June 5, 2020 have a maturity of two years. Based on the submitted application for forgiveness, the Company qualifies for 100% forgiveness of its PPP loan. It is currently under review and the Company is awaiting a response from its lender and the SBA.

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

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At March 31, 2021, the Company has no future performance obligations.

Allocation of Transaction Price

In the Company’s current business model it does not have contracts with customers which have multiple elements as revenue is driven purely by online product sales or purchase order-based product sales. However, at times in the past, the Company has entered into contracts with customers wherein there were multiple elements that may have disparate revenue recognition patterns. In such instances, the Company must allocate the total transaction price to these various elements. This is achieved by estimating the standalone selling price of each element, which is the price at which we sell a promised good or service separately to a customer.

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

Regarding sales for services provided, the Company records revenue when the customer has accepted services and the Company has a right to payment. Based on the contracted services, revenue is recognized when the Company invoices customers for completed services at agreed upon rates or revenue is recognized over a fixed period of time during which the service is performed.

Disaggregated Revenue

The Company’s product revenue is generated primarily through two sales channels, E-commerce sales (formerly referred to as consumer sales) and wholesale sales. The Company believes that these categories appropriately reflect how the nature, amount, timing and uncertainty of revenue and cash flows are impacted by economic factors.

A description of the Company’s principal revenue generating activities are as follows:

-
E-commerce sales - consumer products sold through the Company’s online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

-
Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

The following table represents a disaggregation of revenue by sales channel:

	Three Months ended March 31, 2021	% of total	Three Months ended March 31, 2020	% of total
Wholesale sales	$3,436,176	29.1%	$2,617,860	27.9%
E-commerce sales	8,362,435	70.9%	6,781,176	72.1%
Total net sales	$11,798,611		$9,399,036

	Six Months ended March 31, 2021	% of total	Six Months ended March 31, 2020	% of total
Wholesale sales	$6,063,356	25.1%	$5,885,981	30.1%
E-commerce sales	18,063,558	74.9%	13,661,291	69.9%
Total net sales	$24,126,914		$19,547,272

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets. The Company has no material contract assets nor contract liabilities at March 31, 2021.

Cost of Sales

The Company’s cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for the Company’s products sales, and includes labor for its service sales. For the Company’s product sales, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale, if any, and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These expenses are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their net realizable value.

Income Taxes

The Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. Effective September 30, 2019, the Company abandoned and ceased operations of Beauty and Pinups, LLC, a North Carolina limited liability company (“BPU”), I | M 1, LLC, a California limited liability company(“IM1”), Encore Endeavor 1 LLC, a California limited liability company (“EE1”) and Level H&W, LLC, a North Carolina limited liability company (“Level H&W”). As of October 1, 2019, CBDI and Paw CBD were wholly owned subsidiaries and are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax return of the Company and as of March 15, 2021, Therapeutics is also a wholly owned subsidiary and is a disregarded entity for tax purposes and its entire share of taxable income or loss is included in the tax return of the Company.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $23,138,353 uninsured balance at March 31, 2021 and a $14,287,810 uninsured balance at September 30, 2020.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and six months ended March 31, 2021.

Stock-Based Compensation

The Company accounts for its stock compensation under the ASC 718-10-30, Compensation - Stock Compensation using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the Black-Scholes model for measuring the fair value of options and warrants. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. The Company recognizes forfeitures when they occur.

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

New Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The ASU modifies, removes, and adds several disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. The Company adopted ASU 2018-13 on October 1, 2020. The adoption of this standard had no material impact on the Company's consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, Simplifying the Accounting for Income Taxes (Topic 740). The ASU eliminates certain exceptions to the guidance in Accounting Standards Codification (ASC or Codification) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance also clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating this standard update.

NOTE 2 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company has, from time to time, entered into contracts where a portion of the consideration provided by the customer in exchange for the Company's services was common stock, options or warrants (an equity position).  In these situations, upon invoicing the customer for the stock or other instruments, the Company recorded the receivable as accounts receivable other, and used the value of the stock or other instrument upon invoicing to determine the value. If there is insufficient data to support the valuation of the security directly, the Company will value it, and the underlying revenue, on the estimated fair value of the services provided. In determining fair value of marketable securities and investment other securities, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. The Company determines the fair value fair value of marketable securities and investment other securities based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●
Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

●
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Where an accounts receivable other is settled with the receipt of the common stock or other instrument, the common stock or other instrument was classified as an asset on the consolidated balance sheet as either an investment marketable security (when the customer is a public entity) or as an investment other security (when the customer is a privately held entity).

For the three months ended March 31, 2021 and March 31, 2020 the Company recorded $2,852 and $(813,152), respectively and for the six months ended March 31, 2021 and March 31, 2020 the Company recorded $545,562 and $(875,162), respectively of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized gain was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero based on prior information related to the company’s performance and COVID-19 impacts, while the loss in the prior year was driven by the impairment from its investment in Formula Four Beverages, Inc. and Kure Corp.

On December 30, 2017, the Company entered into an Agreement with Isodiol International, Inc., whereby the Company provided pharmaceutical grade phytochemical compound development services. As payment for these services, the Company has received 1,226,435 shares of Isodiol's common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol's common stock upon Isodiol’s acquisition of Kure Corp., giving the Company a total of 1,264,530 shares. At March 31, 2021, the Company had 1,042,193 shares valued at $32,034.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). On January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000 commitment into Adara Sponsor, LLC. On February 9, 2021, the public shares of Adara began trading on the NYSE. Commencing March 24, 2021, holders of the 11,500,000 units sold in the Adara’s initial public offering could elect to separately trade shares of the Adara Class A common stock and warrants included in the units. The shares of Class A common stock and warrants that were separated now trade on NYSE American LLC under the symbols “ADRA” and “ADRA WS”, respectively. On March 31, 2021, the Company’s implied, indirect ownership in Adara represented 4.4% (633,988 shares) and 10.1% (1 million) of the warrants. As of March 31, 2020 ADRA stock closed at $9.90 while ADRA WS closed at $0.50.

The focus of targets to pursue for the business combination are expected to be in the consumer products industry including business in the health and wellness, ecommerce, discretionary spending, information technology sectors and related channels of distribution. While Adara is currently a listed company, the Company’s investment is in Adara Sponsor, LLC and consequently the Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the investment, the Company used the value paid, which was the price offered to all third-party investors. The Company assessed the common stock and determined there was not an impairment for the period ended March 31, 2021.

The table below summarizes the assets valued at fair value as of March 31, 2021:

	In Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at March 31, 2021

Marketable securities	$32,034	-	$-	$32,034
Investment other securities	-	-	$1,000,000	$1,000,000

	Level 1	Level 2	Level 3	Total
Balance at September 30, 2020	$26,472	$-	$250,000	$276,472
Change in value of equities	$2,710	$-	$-	$2,710
Balance at December 31, 2020	$29,181	$-	$250,000	$279,181
Change in value of equities	$2,853	$-	$-	$2,853
Additional Investment	-	-	$750,000	$750,000
Balance at March 31, 2021	$32,034	$-	$1,000,000	$1,032,034

NOTE 3 – INVENTORY

Inventory at March 31, 2021 and September 30, 2020 consists of the following:

	March 31,	September 30,
	2021	2020
Finished goods	$3,014,499	$2,706,518
Inventory components	1,527,540	1,982,021
Inventory reserve	(210,494)	(85,179)
Inventory prepaid	478,629	288,178
Total	$4,810,174	$4,891,538

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2021 and September 30, 2020 consist of the following:

	March 31,	September 30,
	2021	2020
Computers, furniture and equipment	$503,856	$365,638
Manufacturing equipment	2,955,724	2,873,598
Leasehold improvements	849,516	832,465
Automobiles	35,979	24,892
	4,345,075	4,096,594
Less accumulated depreciation	(1,368,171)	(913,106)
Net property and equipment	$2,976,904	$3,183,487

Depreciation expense related to property and equipment was $240,517 and $174,206 for the three months ended March 31, 2021 and 2020, respectively and was $473,323 and $287,457 for the six months ended March 31, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS

On December 20, 2018, the Company completed the Mergers with Cure Based Development and acquired certain assets, including the trademark "cbdMD" and its variants and certain other intellectual property. The trademark is the cornerstone of this subsidiary and is key as the Company creates and distributes products and continue to build this brand. The Company believes the trademark does not have limits on the time it will contribute to the generation of cash flows and therefore has identified these as indefinite-lived intangible assets (see Note 2 for more information).

In September 2019, the Company purchased the rights to the trademark name HempMD for $50,000. This trademark will be used in the marketing and branding of certain products to be released under this brand name. The Company believes the trademark does not have limits on the time it will contribute to the generation of cash flows and therefore has identified these as indefinite-lived intangible assets.

Intangible assets as of March 31, 2021 and September 30, 2020 consisted of the following:

	March 31,	September 30,
	2021	2020
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Total	$21,635,000	$21,635,000

NOTE 6 – CONTINGENT LIABILITY

As consideration for the Mergers, described in Note 2, the Company had a contractual obligation to issue 15,250,000 shares of its common stock, after approval by its shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 shares and 8,750,000 shares, both of which are subject to leak out provisions, and the unrestricted voting rights to 8,750,000 tranche of shares will also vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 Earnout Shares can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date.

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

The issuance of the initial 15,250,000 shares and the 15,250,000 Earnout Shares were approved by the Company’s shareholders in April 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares were issued on February 27, 2020 and had a value of $4,620,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second marking period for the Earnout Shares was December 31, 2020 and based on measurement criteria, 3,348,520 Earnout Shares were issued on March 8, 2021 and had a value of $11,271,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability.

The value of the contingent liability was $24,700,000 and $16,200,000 at December 31, 2020 and September 30, 2020, respectively, and represents the Earnout Shares. The second marking period shares were valued at $11,271,000 on March 8, 2021 as compared to $8,170,988 on December 31, 2020. This increase in value of $3,100,012 was recorded as an expense in the condensed consolidated statement of operations for the three months ended March 31, 2021 prior to these shares being reclassified to additional paid in capital. After the issuance of the Second Marking Period shares, the remaining Earnout Shares for potential future issuance were valued at $22,300,000 at March 31, 2021 as compared to $16,529,012 at December 31, 2020. The increase in value of the contingent liability of $5,770,988 is recorded in consolidated statement of operations for the three months ended March 31, 2021 and represents the change in value of the remaining Earnout Shares. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the Earnout Shares within the contingent liability was the increase of the Company’s stock price, which was $4.14 at March 31, 2021 as compared to $2.95 on December 31, 2020 and $2.00 on September 30, 2020.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company, as noted in Note 2, and a number of its affiliates have invested into Adara through Adara Sponsor. The Company’s co-CEO is also CEO of Adara.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 2,800,000 and 500,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2021 and September 30, 2020, respectively.

The total amount of dividends declared and paid were $560,280 and $100,016, respectively, for the three months ended March 31, 2021 and 2020. The total amount of dividends declared and paid were $660,330 and $166,750 for the six months ended March 31, 2021 and 2020.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 56,337,787 and 52,130,870 shares of common stock issued and outstanding at March 31, 2021 and September 30, 2020, respectively.

Preferred stock transactions:

In the three and six months ended March 31, 2021:

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

Common stock transactions:

In the three and six months ended March 31, 2021:

In March of 2021, the Company issued 180,000 shares of restricted common stock to a professional athlete to completely satisfy a $800,000 obligation due between July and December of 2021. The Company recorded a total prepaid expense of $649,800 in conjunction with the issuances of shares and intends to amortize this over the term of the athlete’s agreement.

In March of 2021, the Company issued 27,000 of restricted stock awards to the Company’s board of directors. Two thousand of the shares vested at the time of the grant, while the balance vest one fourth on June 30, 2021, one fourth, on September 30, 2021, one fourth on December 31, 2021, and one fourth on March 31, 2022. The stock awards were valued at the fair market price of $118,800 upon issuance and will amortize over the individual vesting periods.

In March 2021, the Company issued 3,348,520 shares of common stock in connection with the Earnout Shares as referenced in Note 6.

In February 2021 as partial compensation pursuant to the terms of a Personal Services Agreement for the endorsement of the Company’s products, the Company issued 40,000 common shares. The Company recorded a total prepaid expense of $155,200 in conjunction with the issuance of shares.

In January of 2021 the Company issued 167,500 of restricted stock awards to an aggregate of 15 employees. A majority vested immediately with the balance vesting by April 6, 2021. The stock awards were valued at the fair market price of $494,125 upon issuance and amortized over the individual vesting periods.

In October of 2020 the Company issued 50,000 of restricted stock awards to an executive officer, subject to a multi-year vesting schedule with a minimum one year before the first tranche vests as noted below in Note 9.

In the three and six months ended March 31, 2020:

In February 2020, the Company issued 25,000 shares of its common stock to an investor relations firm for services. The shares were valued at $28,250, based on the trading price upon issuance, and are being amortized and expensed as professional services over the service period ending January 2021. In February 2020, the Company issued 5,000 shares of its common stock to an employee. The shares were valued at $5,650, based on the trading price upon issuance, and was expensed as stock-based compensation expense.

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

Stock option transactions:

In the three and six months ended March 31, 2021:

In March 2021, the Company granted it’s board of directors an aggregate of 150,000 common stock options. The options vested immediately, have a strike price of $4.40 and a five-year term. The Company has recorded a total prepaid expense of $395,850 and intends to amortize the expense over the 12-month board term.

In January 2021, the Company granted an aggregate of 80,000 common stock options to three employees. The options vest in three equal tranches, the first on April 15, 2021, the second on April 15, 2022 and the third on April 14, 2023 and have an exercise price of $3.10 per share and a term of 10 years. The Company has recorded an expense of $66,967 for the three months ended March 31, 2021 for these options.

In October 2020, the Company granted an aggregate of 350,000 common stock options to an executive officer. The options vest in three equal tranches, the first on October 1, 2021, the second on October 1, 2022 and the third on October 1, 2023, and have an exercise price of $3,50, $5.00, and $6.50 per share and a term of 5 years. We have recorded an expense for these options of $31,054 and $62,108 for the three and six months ended March 31, 2021, respectively.

The expected volatility rate was estimated based on comparison to the volatility of a peer group of companies in similar industries. The expected term used was the full term of the contract for the issuances. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate of zero is based upon the experience of the Company. As required under ASC 718, the Company will adjust the estimated forfeiture rate to its actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the six months ended March 31, 2021 and 2020:

	2021	2020
Weighted average exercise price	$4.65	$3.15
Risk free interest rate	0.16% 0.85%	1.41%-1.64%
Volatility	100.72%-105.43%	95.96%-99.03%
Expected term	2.5- 6.2 years	3-5 years
Dividend yield	None	None

Warrant transactions:

In the three and six months ended March 31, 2021:

In December 2020 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 150,502 shares of common stock with an exercise price of $3.74. The warrants expire on December 8, 2025.

In the three and six months ended March 31, 2020:

In October 2019 in relation to the firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 47,923 shares of common stock with an exercise price of $3.9125. The warrants expire on October 10, 2024.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the three months ended March 31, 2021 and 2020:

	2020	2019
Weighted average exercise price	$3.74	$3.9125
Risk free interest rate	0.39%	1.48%
Volatility	103.42%	95.36%
Expected term	2.75 years	5 years
Dividend yield	None	None

NOTE 9 – STOCK-BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Board of Directors of the Company approved the 2015 Equity Compensation Plan (“2015 Plan”). The 2015 Plan made 1,175,000 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the 2015 Plan shall automatically increase on the first trading day of our fiscal year during the term of the 2015 Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in September of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 100,000 shares of common stock. On April 19, 2019, shareholders approved an amendment to the 2015 Plan and increased the number of shares available for issuance under the 2015 Plan to 2,000,000 and retained the annual evergreen increase provision of the plan. Subsequent thereto, on August 7, 2019 the Company’s Board of Directors approved an amendment to the 2015 Plan changing the date the automatic evergreen increase is determined to the first trading day of October each calendar year during the term of the 2015 Plan to coincide with the Company’s fiscal year.

On January 8, 2021, the Company’s Board of Directors approved the 2021 Equity Compensation Plan (the “2021 Plan”) and it was subsequently approved by its shareholders at its annual meeting held on March 12, 2021. The purpose of the 2021 Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to it and upon whose efforts and judgment the success of the Company is largely dependent. The 2021 Plan made 5,000,000 common shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The 2021 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on October 1 of each calendar year during the term of the 2021 Plan, beginning with calendar year 2022, by an amount equal to 1% of the total number of shares of common stock outstanding on September 30 of such calendar year, up to a maximum of 250,000 shares.

The Company accounts for stock-based compensation using the provisions of ASC 718.  ASC 718 codification requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. All options are approved by the Compensation, Corporate Governance and Nominating Committee of the Board of Directors. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of the Company’s stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

Eligible recipients include employees, officers, directors and consultants who are deemed to have rendered or to be able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the success of the Company. Options granted generally have a five-to-ten-year term and have vesting terms that cover one to three years from the date of grant. Certain of the stock options granted under the plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms.

Stock Options:

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

The following table summarizes stock option activity under both plans:

	Number of shares	Weighted-average exercis eprice	Weighted-average remainin gcontractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2020	1,750,000	4.68
Granted	580,000	4.65
Exercised	(147,953)	2.60
Forfeited	(167,047)	3.04
Outstanding at March 31, 2021	2,015,000	$4.95	5.90	$—

Exercisable at March 31, 2021	1,311,668	$4.86	5.91	$—

As of March 31, 2021, there was approximately $952,603 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.5 years.

Restricted Stock Award transactions:

In March of 2021, the Company issued 27,000 of restricted stock awards to the members of the Company’s board of directors. Two thousand shares vested at the time of the grant, while the balance vest in four equal tranches, the first of which vests on June 30, 2021, the second on September 30, 2021, on the third on December 31, 2021, and the fourth on March 31, 2022. The stock awards were valued at the fair market price of $118,800 upon issuance and amortized over the individual vesting periods.

In March of 2021, the Company issued 180,000 shares of restricted common stock to a professional athlete to completely satisfy a $800,000 obligation due between July and December of 2021. The Company recorded a total prepaid expense of $649,800 in conjunction with the issuances of shares and intends to amortize this over the term of the athlete’s agreement as a marketing expense.

In January of 2021, the Company issued 167,500 of restricted stock awards to an aggregate of 15 employees. A majority vested upon issuance with the balance vesting by April 6, 2021. The stock awards were valued at the fair market price of $494,125 upon issuance at and amortized over the individual vesting periods.

In October 2020, the Company issued 50,000 of restricted stock awards to an executive officer. The restricted stock vests in three equal tranches, the first of which vests on October 1, 2021, on the second on October 1, 2022 and the third on October 1, 2023 and were valued at fair market value upon issuance at $100,000 which will be amortized over the vesting period.

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

The Company recognized $532,028 and $0 of restricted stock compensation expense for the three months ended March 31, 2021 and 2020, respectively. The Company recognized $547,250 and $138,000 of restricted stock compensation expense for the six months ended March 31, 2021 and 2020, respectively.

NOTE 10 – WARRANTS

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2020	914,184	$3.88
Issued	150,502	3.74
Exercised	(323,444)	1.25
Forfeited	(82,632)	1.25
Outstanding at March 31, 2021	658,611	$5.48	2.52	$—

Exercisable at March 31, 2021	508,190	$5.99	1.88	$—

The following table summarizes outstanding common stock purchase warrants as of March 31, 2021:

	Number of shares	Weighted-average exercise price	Expiration

Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	$4.00	September 2022
Exercisable at $7.50 per share	100,000	$7.50	October 2022
Exercisable at $4.375 per share	51,429	$4.375	September 2023
Exercisable at $7.50 per share	60,000	$7.50	May 2024
Exercisable at $3.9125 per share	47,882	$3.9125	October 2024
Exercisable at $1.25 per share	36,682	$1.25	January 2025
Exercisable at $3.74 per share	150,502	$3.74	December 2025
	658,611	5.48

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, requirements to provide production days for advertising creation and attendance of meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, the Company and professional athlete mutually agreed to suspend payments from March 2020 through June 2020. Effective July 1, 2020, the parties entered into a new endorsement agreement amending certain of the contract terms which superseded the original agreement. Under the current endorsement agreement potential payments to the professional athlete are as follows from July 2020 to December 2022 – up to $2,867,000 to be paid in common stock in three issuances, based on a Volume Weighed Average Price (“VWAP”) calculation, of which the last two issuances can be paid in cash at the Company’s option - $1,400,000 paid in July 2020, $800,000 paid between July 2021 and December 2021, and $667,000 paid between July 2022 and December 2022. The Company will make monthly cash payments as follows from: July 2020 to December 2020 - $40,000, from January 2021 to June 2021 - $50,000, from July 2021 to December 2021 - $75,000, from January 2022 to June 2022 - $85,000, and from July 2022 to December 2022 - $100,000. In March 2021, the parties entered into an additional amendment to the endorsement agreement whereby the Company issued the professional athlete 180,000 common shares to completely satisfy the $800,000 payment options between July 2021 and December 2021. The Company has recorded expense of $273,236 and $166,667 for the three months ended March 31, 2021 and 2020, respectively and $526,936 and $283,334 for the six months ended March 31, 2021 and 2020.

In September 2019, the Company entered into a sponsorship agreement with Life Time, Inc, an operator of fitness clubs, facilities and events. The term of the agreement is through December 31, 2022 and is tied to the Company being the exclusive CBD company, as well as performance of Life Time Inc. regarding advertisement, marketing and display within facilities and at identified events. The potential payments, if all commitments are met, in aggregate are $4,900,000 and is to be paid for the period ending: December 2019 - $1,125,555, December 2020 - $1,258,148, December 2021 - $1,258,148 and December 2022 - $1,258,149. In light of the impact of COVID-19 on the operation of fitness clubs, facilities and events, the Company and Life Time Inc. mutually agreed to suspend payments at minimum from March 2020 until June 2020. Subsequently, in December 2020 the Company and Life Time, Inc. entered into a 2020 amendment that adjusted the calendar 2020 obligation to a total of $508,000 as a result of the COVID-19 impacts on the re-opening of Life Time Inc. facilities and decisions on Life Time Inc. hosted events during calendar 2020. During the second quarter of fiscal 2021, the Company elected to terminate the Life Time agreement. The Company has recorded expense related to the agreement of $186,000 and $208,000 for the three months ended March 31, 2021 and 2020, respectively and $336,000 and $1,173,000 for the six months ended March 31, 2021 and 2020, respectively.

In October 2019, the Company entered into a sponsorship agreement with Feld Motor Sports to be an official sponsor of the Monster Energy Cup events, the United States AMA Supercross, the FIM World Championship events and US Supercross Futures event through 2021. The sponsorship includes various media, marketing, and promotion activities. The payments in aggregate are $1,750,000 and are to be paid for the periods ending: December 2019 - $150,000, December 2020 - $800,000 and December 2021 - $800,000. In light of the impact of COVID-19 on these events, both parties entered into an amendment to the sponsorship agreement during October 2020. The revised total aggregate payments are $1,013,625 during the term of the contract, ending May 2021, and are to be paid for periods ending: 2019 Season - $150,000, 2020 Season - $503,625 and December 2021 - $360,000. The Company has recorded expenses related to this agreement of $154,287 and $298,957 for the three months ended March 31, 2021 and 2020, respectively and $257,145 and $528,831 for the six months ended March 31, 2021 and 2020, respectively.

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, of which $122,524 is a long term note payable at March 31, 2021. Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $16,691 is a long term note payable at March 31, 2021. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

NOTE 13 – LONG TERM LIABILITY

In April 2020, The Company applied for an unsecured loan pursuant to the PPP administered by and authorized by theCARES Act. Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program.  On April 27, 2020, the Company received the loan from Truist Bank (the “Lender”) in the principal amount of $1,456,100 (the “SBA Loan”). The SBA Loan is evidenced by a promissory note issued by the Company (the “Promissory Note”) to the Lender.

The term of the Promissory Note is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. For the three months ended March 31, 2021 the Company accrued interest expense of $3,590 related to the SBA Loan within accrued expenses on the condensed consolidated balance sheet at March 31, 2021. In addition, $1,027,403 of the loan has been reclassified as a short-term on the condensed consolidated balance sheet at March 31, 2021.

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

Based on the submitted application for forgiveness, the Company qualifies for 100% forgiveness of its PPP loan. The forgiveness process is currently under review and the Company is awaiting a response from its Lender and the SBA.

NOTE 14 – DISCONTINUED OPERATIONS

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

At September 30, 2020 the balance in accounts receivable related to discontinued operations was $447,134, which reflects payments made and an impairment of $45,783. At March 31, 2021 the balance in accounts receivable related to discontinued operations totaled $22,217.

NOTE 15 – LEASES

The Company has lease agreements for its corporate, warehouse and laboratory offices with lease periods expiring between 2021 and 2026. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. All of the Company’s leases are classified as operating leases. The Company’s leases do not contain any residual value guarantees.

Right-of-use lease assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since the interest rate implicit in our lease arrangements is not readily determinable, the Company determined an incremental borrowing rate for each lease based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the lease commencement date to determine the present value of future lease payments. The Company’s lease terms may include options to extend or terminate the lease.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes, insurance and common area maintenance expenses during the lease terms.

Lease costs on operating leases are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of operations.

Components of operating lease costs are summarized as follows:

	Three Months Ended	Six Months Ended
	March 31, 2021	March 31, 2021
Total Operating lease costs	$386,783	$773,567

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended	Six Months Ended
	March 31, 2021	March 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$382,277	702,931

As of March 31, 2021, our operating leases had a weighted average remaining lease term of 5.24 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of March 31, 2021 are summarized as follows:

For the year ended September 30,
2021 (remaining six months)	$766,903
2022	1,405,887
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	7,507,415
Less interest	(878,773)
Total lease liabilities	$6,628,642

Future minimum lease payments (including interest) under non-cancelable operating leases as of September 30, 2020 are summarized as follows:

For the year ended September 30,
2020	$1,394,806
2021	1,452,434
2022	1,392,837
2023	1,380,204
2024	1,421,610
Thereafter	2,532,811
Total obligations and commitments	$9,574,702

NOTE 16 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Basic:
Net income (loss) continuing operations	$(12,510,474)	$14,883,772	$(21,906,096)	$27,854,738
Preferred dividends paid	560,280	100,016	660,330	166,750
Net income (loss) continuing operations adjusted for preferred dividend	(13,070,754)	14,783,756	(22,566,426)	27,687,988
Net income (loss) discontinued operations	-	-	-	(41,202)
Net income (loss) attributable to cbdMD, Inc. common shareholders	(13,070,754)	14,783,756	(22,566,426)	27,646,786

Diluted:
Net income (loss) continuing operations	(13,070,754)	14,783,756	(22,566,426)	27,687,988
Net income (loss) discontinued operations	-	-	-	(41,202)
Net income(loss)	(13,070,754)	14,783,756	(22,566,426)	27,646,786

Shares used in computing basic earnings per share	53,471,607	36,503,005	52,793,872	36,503,005
Effect of dilutive securities:
Options	-	-	-	-
Warrants	-	-	-	-
Convertible preferred shares	-	833,500	-	833,500
Shares used in computing diluted earnings per share	53,471,607	37,336,505	52,793,872	37,336,505

Earnings per share Basic:
Continued operations	(0.24)	0.41	(0.43)	0.76
Discontinued operations	-	-	-	0
Basic earnings per share	(0.24)	0.41	(0.43)	0.76

Earnings per share Diluted:
Continued operations	(0.24)	0.40	(0.43)	0.74
Discontinued operations	-	-	-	0
Diluted earnings per share	(0.24)	0.40	(0.43)	0.74

At the three and six months ended March 31, 2021, 2,751,111 potential shares underlying options, unvested RSUs and warrants as well as 4,667,600 convertible preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 17 – INCOME TAXES

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

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles ("naked credits"). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. Therefore, the Company had calculated the tax provision on a discrete basis under ASC 740-270-30-36(b) for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020. For the six months ended March 31, 2021 the Company's expectation is that it will generate enough indefinite life deferred tax assets from post-merger NOLs to reduce the naked credits from $895,000 to $88,000 and resulted in a deferred tax provision benefit of $868,000.

NOTE 18 – SUBSEQUENT EVENTS
The Company has analyzed its operations subsequent to March 31, 2021 to the date these unaudited condensed consolidated financial statements were issued.

On April 9, 2021 the Company entered into an endorsement agreement with a professional athlete. A part of the endorsement agreement, the Company issued 40,000 common shares of restricted stock. The Company recorded $143,600 prepaid expense and intends to amortize over the term of the agreement.

On April 19, 2021 the Company entered into an Amended and Restated Executive Employment Agreement with Martin A. Sumichrast, the Corporation’s Chairman and co-Chief Executive Officer, and on April 19, 2021 CBD Industries LLC, a wholly owned subsidiary of the Corporation, entered into an Amended and Restated Executive Employment Agreement with R. Scott Coffman, Chief Executive Officer of CBD Industries and co-Chief Executive Officer and President of the Corporation.  Both Amended and Restated Employment Agreements extended the term until December 31, 2023, include compensation increases, and performance-based incentive targets. In addition, Mr. Sumichrast was issued 750,000 RSUs that vest in three equal tranches, the first of which vests on January 1, 2022, the second on January 1, 2023 and the third on January 1, 2024 as well as 750,000 common stock options that vest in three equal tranches, the first of which vests on January 1, 2022, the second on January 1, 2023 and the third on January 1, 2024, both under the Corporation’s 2021 Equity Compensation Plan. The Company will incur a $2,520,000 and $1,693,000 non-cash expense during the course of the vesting period associated with the restricted stock and stock options respectively.

In May 2021, cdbMD signed an exclusive sponsorship agreement to be the Official CBD Partner of the NOBULL CrossFit Games in 2021.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended March 31, 2021 and the three and six months ended March 31, 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2020 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. We believe that we are an industry leader in producing and distributing broad spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing CBD education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods.

Our cbdMD brand of products includes over 130 SKUs of high-grade, premium CBD products, including CBD tinctures, CBD gummies, CBD topicals, CBD capsules, CBD bath bombs, CBD bath salts, and CBD sleep aids. Our cbdMD Botanicals brand of beauty and skincare products features 15 SKUs, including facial oil and serum, toners, moisturizers, clear skin, facial masks, exfoliants and body care.

Our Paw CBD brand of products includes over 45 SKUs of veterinarian-formulated products including tinctures, chews, topicals products in varying strengths and formulas.

cbdMD, Paw CBD and cbdMD Botanicals products are distributed through our e-commerce websites, third party ecommerce sites, select distributors and marketing partners as well as a variety of brick and mortar retailers.

Recent Developments

During the second quarter our Pet brand, Paw CBD, debuted its first-ever national TV advertising campaign during the live broadcast of Puppy Bowl XVII, which aired on Sunday, February 7, 2021 before a national audience on Discovery+ and Animal Planet. In addition we developed a second commercial that debuted April 1, 2020 for our core cbdMD brand.

At the end of December 2020, we announced the expansion of our direct-to-consumer operations into the United Kingdom (U.K.) which allows U.K. consumers to shop for our products online, with all orders shipping directly from a U.K.-based warehouse In March 2021, we officially filed our Novel Food Application with the United Kingdom’s Food Standards Agency (“FSA”). The Application included all of the requisite data to allow for a validated submission and thorough scientific assessment. A similar submission was simultaneously made to the European Food Safety Authority (EFSA) to ensure compliance for the European markets. During the remainder of fiscal 2021 we will be accelerating our efforts to increase revenue in the U.K.

In January 2021 we announced the launch of cbdMD Botanicals, our new beauty and skincare line featuring 15 luxury products, including facial oil and serum, toners, moisturizers, clear skin, facial masks, exfoliants and body care. We continue to invest in the line of products and have a number of additional SKUs launching during the balance of fiscal 2021.

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

In February 2021, we migrated our ERP system to NetSuite in an effort to obtain more-robust, real-time visibility into our operation.

In February 2021, two of cbdMD’s products were awarded 2021 Product of the Year Awards by a national survey organized by Kantar, a global leader in research. cbdMD serves as the first CBD company to win Product of the Year in consecutive years, earning 2021 top honors in “CBD Ingestible” for its CBD Gummies, while its Paw CBD brand secures category first “CBD Pet” award with its CBD Hard Chews for Dogs.

In March 2021, we announced the formation of Therapeutics for the purposes of isolating and quantifying the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

In April 2021, we announced cbdMD signed an exclusive CBD sponsorship with highly decorated professional golfer, and 9-time PGA TOUR winner, Patrick Reed, to become the latest high profile member of Team cbdMD.

In May 2021, cbdMD signed an exclusive sponsorship agreement to be the Official CBD Partner of the NOBULL CrossFit Games to be held during 2021.

During the second quarter we renewed our NSF certification and underwent the US Hemp Authority audit, receiving our seal of approval on May 10, 2021.

Earnout Shares

As described in Note 6 to the unaudited condensed consolidated financial statements appearing earlier in this report, on March 31, 2021 we entered into Addendum No. 1 to the Merger Agreement with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of the initial 18 month period. While this change in the measurement date has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights, nor the revenue targets, it will result in the issuance of the Earnout Shares associated with the third marketing period (assuming the revenue targets are met under the terms of the Merger Agreement) on a quarterly basis instead of at the end of the 18 month period. Because Tthe Earnout Shares are earned based on the Company’s earned revenue and by issuing these shares quarterly, as compared to at the end of the eight quarters, we expect that this change has the potential to reduce the volatile impact of the contingent liability on our Net Income results and consequentially its non-cash impact to our financial statements with each subsequent quarter.

Growth Strategies

We continue to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2021 and beyond:

●
Increase our base product offering: We regularly assess and evaluate our product offering, new products within our existing product categories, additional categories, as well as new and innovative ways to provide CBD in a manner that meets consumer demands. To that end, we are devoting resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands. In fiscal 2020, we created offerings packaged for convenience stores and lip balm and other topicals as well as several unique products for certain customers. During the first quarter of fiscal 2021, we launched CBD lidocaine products including sprays, a CBD bath salt line, as well as our cbdMD Botanicals line of CBD skin care products. In April 2021 we announced our forthcoming 2021 product launches of which included an extension of our award-winning and best-selling gummies, as well as the first ever, and highly anticipated, cbdMD Drink Mixes.

●
Expand our revenue channels: As the market continues to evolve, we are expanding our sales channels. During fiscal 2020, our wholesale business was impacted as the broader retail industry faced various headwinds tied to quarantining and COVID impacts. Despite this, we continue to pursue relationships with a number of key traditional retail accounts and believe our top brand awareness, effective marketing and strong balance sheet position us as the partner for CBD for key traditional retail accounts as this channel normalizes during the latter half of fiscal 2021. During the second quarter of fiscal 2021 our wholesale sales, including sales to our retail brick and mortar customers, increased by 30.8% from the first quarter of fiscal 2021.

●
Expand to markets outside the United States: We continue to explore sales into markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are focused on expanding our E-commerce business to consumers in the U.K.

●
Expand PAW CBD: During fiscal 2020 we saw the direct-to-consumer strength of cbdMD also translate into significant growth for Paw CBD. We continue to add internal resources to enhance this division. As this brand continues to grow, we are focusing on cross-selling, customer retention and education. During the second quarter of fiscal 2021 we began advertising on TV and introduced our Paw CBD rewards program and expect to introduce a Paw CBD subscription program during the latter part of fiscal 2021.

●
Expand our sponsorships toward targeted segments: We have had significant success with attracting high profile sponsors and influencers and expect to continue to assess the segments we have covered with a focus on activation of the sponsorships and influencers which are producing the largest visibility and responsiveness.

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

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended March 31,
	2021	2020	change
	(unaudited)	(unaudited)
Total net sales	$11,798,611	$9,399,036	2,399,575
Cost of sales	3,643,127	2,732,076	911,051
Gross profit as a percentage of net sales	69.1%	70.9%	(1.8)%
Operating expenses	12,323,207	12,267,637	55,570
Operating income from operations	(4,167,723)	(5,600,677)	1,432,954
(Increase) decrease on contingent liability	(8,871,000)	21,261,994	(141.7)%
Net income (loss) before taxes	(13,046,474)	14,883,772	(187.7)%
Net income (loss) attributable to cbdMD, Inc. common shareholders	$(13,070,754)	$14,783,756	(188.4)%

	Six Months Ended March 31,
	2021	2020	change
	(unaudited)	(unaudited)
Total net sales	$24,126,914	$19,547,272	4,579,642
Cost of sales	7,073,402	6,432,613	640,789
Gross profit as a percentage of net sales	70.7%	67.1%	3.6%
Operating expenses	22,981,180	24,827,934	(1,846,754)
Operating income from operations	(5,927,668)	(11,713,275)	5,785,607
(Increase) decrease on contingent liability	(17,371,000)	38,160,000	(145.5)%
Net income (loss) before taxes	(22,774,096)	25,614,438	(188.9)%
Net income (loss) attributable to cbdMD, Inc. common shareholders	$(22,566,426)	$27,696,786	(181.5)%

Net Sales

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three months ended March 31, 2021	% of total	Three months ended March 31, 2020	% of total

Wholesale sales	$3,436,176	29.1%	$2,617,860	27.9%
E-commerce sales	8,362,435	70.9%	6,781,176	72.1%
Total net sales	$11,798,611		$9,399,036

	Six months ended March 31, 2021	% of total	Six months ended March 31, 2020	% of total

Wholesale sales	$6,063,356	25.1%	$5,885,981	30.1%
E-commerce sales	18,063,558	74.9%	13,661,291	69.9%
Total net sales	$24,126,914		$19,547,272

Total net sales for the three months ended March 31, 2021 grew 25.5% year over year and decreased 4.3% over the first quarter of fiscal 2021. Historically, sales in our March quarter are impacted by seasonality. e-commerce net sales for the second quarter of fiscal 2021 grew 23.3% year over year. The growth in this channel is driven by our continued optimization of our multifaceted marketing investments and growing brand awareness. We are starting to see some increase in our Wholesale business and sales 36to our brick and mortar retail customers experienced a 31.3% increase in net sales year over year for the quarter and a 30.8% sequential quarterly net sales increase. We are starting to see an uptick in wholesale activity and year over year increase is mainly attributed to increase confidence and economic outlook when compared to significant uncertainty brought about by the onset of the COVID-19 pandemic in the prior year period. We are starting to see For the six months ended March 31, 2021 overall net sales increased 23.4%, while net sales from of our E-commerce and wholesale grew 32.2% and 3.0% respectively. Overall, we believe the ongoing brand and market efforts continue to build momentum and traction with consumers and an increase in activity from our wholesale business has contributed to our year over year growth.

Of our total net sales as indicated above, during the three months ended March 31, 2021 and 2020 our Paw CBD line accounted for net sales of $1,415,171 and $768,979, respectively. In addition, during the six months ended March 31, 2021 and 2020 our Paw CBD line accounted for net sales of $2,882,649 and $1,589,554, respectively. The year over year growth in our Paw CBD brand is due to the expansion of products, increase in marketing efforts specific to the brand, including TV, as well as further adoptions from our wholesale customers.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for our product sales, and includes labor for our service sales.  Our cost of sales as a percentage of net sales was 30.9% and 29.1% for three months ended March 31, 2021 and 2020, respectively and 29.3% and 32.9% for the six months ended March 31, 2021 and 2020, respectively. The change reflects the increasing revenue percentage of E-commerce sales, growth and maturation of the business and its manufacturing process, changes in the cost of raw materials, evaluating key vendors, negotiating volume pricing, as well as additional product offerings which continue to impact our cost of production. We expect product sales will maintain a normal cost of sales as a percentage of net sales, between 30% and 37%, as we continue to manage our overall cost for manufacturing and production during the balance of fiscal 2021.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses. Our operating expenses on a consolidated basis increased approximately 0.5% for the second quarter of fiscal 2021 from the same period in fiscal 2020 and decreased approximately 7.4% for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. The decrease can be attributed to the implementation of various cost control measures while supporting continued revenue growth and driving the business to a positive cash flow operation.

The following tables provide information on our approximate operating expenses for the three and six months ended March 31, 2021 and 2020:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020	Change ($)

Staff related expense	$3,916,730	$3,969,976	$(53,246)
Accounting/legal expense	330,854	382,674	(51,820)
Professional outside services	287,411	329,019	(41,608)
Advertising/marketing/social media/events/tradeshows	4,044,812	3,611,347	433,465
Sponsorships	595,372	1,442,472	(847,100)
Affiliate commissions	417,382	385,341	32,041
Merchant fees	492,093	674,469	(182,376)
R&D and regulatory	82,025	-	82,025
Non-cash stock compensation	825,833	435,301	390,532
Depreciation	240,517	174,205	66,312
All other expenses	1,090,178	862,832	227,346
Totals	$12,323,207	$12,267,637	$55,571

	Six months ended	Six months ended
	March 31, 2021	March 31, 2020	Change ($)

Staff related expense	$7,620,385	$7,919,370	$(298,985)
Accounting/legal expense	535,563	726,093	(190,530)
Professional outside services	594,625	819,448	(224,823)
Advertising/marketing/social media/events/tradeshows	7,032,907	6,244,464	788,443
Sponsorships	1,109,429	3,572,308	(2,462,879)
Affiliate commissions	872,076	929,608	(57,532)
Merchant fees	1,121,137	1,415,462	(294,325)
R&D and regulatory	385,731	-	385,731
Non-cash stock compensation	1,090,007	1,115,875	(25,868)
Depreciation	473,323	287,457	185,866
All other expenses	2,145,997	1,797,849	348,148
Totals	$22,981,180	$24,827,934	$(1,846,754)

For the three months ended March 31, 2021, the overall operating expenses were relatively constant year over year. We re-negotiated and reduced many of our sponsorships and worked to reduce many of our operational expenses. While our merchant fees continue to drop year over year as a percent of net sales, during the fiscal third quarter we have opened up some additional relationships that should further reduce our merchant fees going forward. Included in all other expenses for the quarter is a $299,609 severance expense accrual for a former non-management employee pursuant to the terms of a separation agreement entered into with a former employee in January 2021.

For the six months ended March 31, 2021, we made progress reducing many of our operation expenses while increasing our spend on R&D and marketing expenses to help drive revenue. We believe that we have built a strong business foundation and infrastructure, and we are now focused on activation of our assets to continue to build our brand while we focus on overall execution and profitability.

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

The following table provides information on our approximate corporate overhead for the three and six months ended March 31, 2021 and 2020:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020	change ($)

Staff related expense	$302,225	$292,833	$9,391
Accounting/legal expense	255,074	163,878	91,196
Professional outside services	104,834	144,522	(39,688)
Travel expense	2	4,160	(4,158)
Business insurance	149,275	108,748	40,527
Non-cash stock compensation	825,833	435,301	390,533
Totals	$1,637,243	$1,149,442	$487,801

	Six months ended	Six months ended
	March 31, 2021	March 31, 2020	change ($)

Staff related expense	$850,395	$710,240	$140,155
Accounting/legal expense	465,740	435,892	29,848
Professional outside services	171,685	320,030	(148,345)
Travel expense	2	22,684	(22,682)
Business insurance	269,866	182,464	87,402
Non-cash stock compensation	1,090,007	1,115,875	(25,868)
Totals	$2,847,695	$2,787,185	$60,510

The increase in corporate related expenses for the three months ended March 2021 over prior year is primarily due to the increase in non-cash stock compensation to employees and directors. Corporate expenses were relatively flat for the six months ended March 31, 2021 as compared to prior year. While there was an increase in staff related expenses, this was driven by executive incentive accrued during the first quarter of fiscal 2021,which was partially offset by a reduction in professional expenses.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the three months ended March 31, 2021 and 2020, we recorded $2,852 and $(813,152), respectively and for the six months ended March 31, 2021 and 2020 we recorded $545,562 and $(875,162), respectively, of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized gain was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero in the prior year based on prior information related to the company’s performance and COVID-19 impacts. The loss in the prior year was driven by the impairment from its investment in Formula Four Beverages, Inc.

Increase in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non-cash other income. The value of the non-cash contingent liability was $22,300,000 at March 31, 2021, as compared to $16,200,000 at September 30, 2020, respectively. During the second quarter of fiscal 2021 we had an increase in value of $8,871,000 to the contingent liability which is recorded as other expense in our consolidated statement of operations for the second quarter of fiscal year 2021. The increase in value is comprised of $3,100,012 associated with the increase of the value of the Second Marking Period shares prior to their issuance on March 8, 2021, while the remaining $5,770,988 is associated with the increase in the remaining contingent shares as of March 31, 2021. We utilize both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the contingent liability was the increase of our common stock price, which was $4.14 at March 31, 2021 as compared to $2.95 on December 31, 2020. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $23,711,600 and working capital of $27,882,688 at March 31, 2021 as compared to cash and cash equivalents on hand of $14,824,644 and working capital of $16,023,174 at September 30, 2020. Our current assets increased approximately 46.5% at March 31, 2021 from September 30, 2020, which is primarily attributable to an increase in cash received under the public offering of our shares of our 8.0% Series A Convertible Preferred Stock in December 2020 and an increase in accounts receivables as wholesale net sales picked up at the end of the quarter. Our current liabilities decreased approximately 10.7% at March 31, 2021 from September 30, 2020. This decrease is primarily attributable to decrease in accounts payables and accrued expenses, note payable and operating lease short term liability offset by increases in accrued expenses, note payables and operating lease short term liability.

On December 8, 2020 we closed a follow-on firm commitment underwritten public offering of shares of our 8.0% Series A Convertible Preferred Stock resulting in total net proceeds to us of approximately $15.7 million.

During the three and six months ended March 31, 2021 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative cash dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. We have multiple endorsement or sponsorship agreements for varying time periods up through December 2022 and provide for financial commitments from the Company based on performance/participation (see Note 11 Commitments and Contingencies). In addition, in January 2021 we entered into a separation agreement with a former consultant which provides for a severance payment of $300,000, of which $150,000 was paid in January 2021 and the balance is due in June 2021. We have sufficient working capital to fund our operations.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $3,654,674 and $4,273,508 for the three months ended March 31, 2021 and 2020, respectively and $4,279,309 (excluding the reclassification of $1,027,403 of the PPP loan to short term liabilities) and $9,147,052 for the six months ended March 31, 2021 and 2020, respectively.

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

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

None.

ITEM 1A.
RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2020 10-Kand the risk factor included in our Quarterly Report on Form 10-Q for the three months ended December 31, 2020 as filed with the SEC on February 9, 2021.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to unregistered sales previously reported by the Company during the period covered by this report, the Company issued the unregistered equity securities disclosed below. The securities were issued pursuant to the exemption provided by Section 4(a)2 of the Securities Act of 1933, as amended.

On January 23, 2021 as partial compensation pursuant to the terms of a Personal Services Agreement for the endorsement of the Company’s products, the Company issued 40,000 shares of restricted common stock. The Company recorded a total prepaid expense of $155,200 in conjunction with the issuance of shares. The recipient was an accredited investor.

On March 25, 2021, the Company issued 180,000 restricted shares of common stock to a professional athlete to completely satisfy a $800,000 obligation due between July and December of 2021. The Company recorded a total prepaid expense of $649,800 in conjunction with the issuances of shares. The recipient was an accredited investor.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	02/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	02/14/19	2.5
2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	04/01/21	10.1
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5
3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7
3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)
3.8	Bylaws, As amended	1-A	9/18/17	2.6
10.1	2021 Equity Compensation Plan	8-K	1/14/21	10.1
10.2	Amendment No. 1 to the Executive Employment Agreement dated March 3, 2021 by and between cbdMD, Inc. and T. Ronan Kennedy	8-K	3/4/21	10.1
10.3	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between cbdMD, Inc. and Martin A. Sumichrast	8-K	04/21/21	10.1
10.4	Amended and Restated Executive Employment Agreement by and between CBD Industries LLC and R. Scott Coffman	8-K	04/21/21	10.2
31.1	Certification of co-Principal Executive Officer (Section 302)				Filed
31.2	Certification of co-Principal Executive Officer (Section 302)				Filed
31.3	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

May 12, 2021	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast, Co-Chief Executive Officer, co-principal executive officer

May 12, 2021	By:	/s/ Raymond S. Coffman
Raymond S. Coffman, Co-Chief Executive Officer, co-principal executive officer

May 12, 2021	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer, principal financial and accounting officer