Form 10-Q
period 2021-06-30
cbdMD, Inc.
filed 2021-08-12
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________

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

57,273,815 shares of common stock are issued and outstanding as of August 12, 2021.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2019” refers to the year ended September 30, 2019, “fiscal 2020” refers to the year ended September 30, 2020, “fiscal 2021” refers to the fiscal year ending September 30, 2021, “first quarter of 2020” refers to the three months ended December 31, 2019, “first quarter of 2021” refers to the three months ended December 31, 2020, “second quarter of 2020” refers to the three months ended March 31, 2020, “second quarter of 2021” refers to the three months ended March 31, 2021, “third quarter of 2020” refers to the three months ended June 30, 2021, and “third quarter of 2021” refers to the three months ended June 30, 2021.

We maintain a corporate website at www.cbdmd.com. The information contained on our corporate website and our various social media platforms are not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2020 (the “2020 10-K”), our Quarterly Report on Form 10-Q for the period ended December 31, 2020 as filed with the SEC on February 9, 2021, and our Quarterly Report on Form 10-Q for the period ended March 31, 2021 as filed with the SEC on May 12, 2021 as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 AND SEPTEMBER 30, 2020

	June 30,	September 30,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$18,984,012	$14,824,644
Accounts receivable, net	1,467,598	911,482
Accounts receivable – discontinued operations	18,467	447,134
Marketable securities	13,412	26,472
Investment other securities	1,000,000	250,000
Inventory	4,738,418	4,603,360
Inventory prepaid	673,588	288,178
Prepaid software	-	174,308
Prepaid sponsorship	1,628,418	1,203,300
Prepaid expenses and other current assets	1,459,300	983,374
Total current assets	29,983,213	23,712,252

Other assets:
Property and equipment, net	2,775,203	3,183,487
Operating lease assets	5,929,300	6,851,357
Deposits for facilities	529,583	790,708
Intangible assets	21,635,000	21,635,000
Goodwill	54,669,997	54,669,997
Total other assets	85,539,083	87,130,549

Total assets	$115,522,296	$110,842,801

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 AND SEPTEMBER 30, 2020
(continued)

	(Unaudited)
	June 30,	September 30,
	2021	2020
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$3,144,380	$2,850,421
Deferred revenue	755	-
Accrued expenses	2,362,024	2,769,920
Operating leases – current portion	1,184,839	1,159,098
Paycheck Protection Program Loan, current portion	-	854,000
Note payable	58,488	55,639
Total current liabilities	6,750,486	7,689,078

Long term liabilities:
Long term liabilities	124,226	264,367
Paycheck Protection Program Loan	-	602,100
Operating leases - long term portion	5,137,552	6,010,208
Contingent liability	14,100,000	16,200,000
Deferred tax liability	130,000	895,000
Total long term liabilities	19,491,778	23,971,675

Total liabilities	26,242,264	31,660,753

cbdMD, Inc. shareholders’ equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 2,800,000 and 500,000 shares issued and outstanding, respectively	2,800	500
Common stock, authorized 150,000,000 shares, $0.001
par value, 56,973,815 and 52,130,870 shares issued and outstanding, respectively	56,974	52,131
Additional paid in capital	158,198,042	126,517,784
Accumulated deficit	(68,977,784)	(47,388,367)
Total cbdMD, Inc. shareholders’ equity	89,280,032	79,182,048

Total liabilities and shareholders’ equity	$115,522,296	$110,842,801

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 and 2020

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Gross Sales	$11,352,585	$10,809,387	$36,941,917	$30,925,678
Allowances	(792,062)	(172,842)	(2,254,481)	(741,861)
Total Net Sales	10,560,523	10,636,545	34,687,436	30,183,817
Cost of sales	3,370,952	3,748,024	10,444,353	10,180,637
Gross Profit	7,189,571	6,888,521	24,243,083	20,003,180

Operating expenses	13,865,191	8,226,029	36,846,371	33,053,962
(Loss) from operations	(6,675,620)	(1,337,508)	(12,603,288)	(13,050,782)
Realized and Unrealized (loss) gain on marketable and other securities, including impairments	(18,623)	(30,849)	526,940	(906,011)
Gain (loss) on extinguishment of debt	1,466,113	-	1,466,113	-
Decrease (increase) of contingent liability	6,871,000	(7,580,000)	(10,500,000)	30,580,000
Interest (expense) income	(2,582)	3,436	(23,573)	46,311
Income (loss) before provision for income taxes	1,640,288	(8,944,921)	(21,133,808)	16,669,518

Benefit for income taxes	(103,000)	-	765,000	2,240,300
Net Income (Loss) from continuing operations	1,537,288	(8,944,921)	(20,368,808)	18,909,818
Net (Loss) from discontinued operations, net of tax (Note 14)	-	(7,781)	-	(48,983)
Net Income (Loss)	1,537,288	(8,952,702)	(20,368,808)	18,860,835
Preferred dividends	560,281	100,050	1,220,610	266,800

Net Income (Loss) attributable to cbdMD, Inc. common shareholders	$977,007	$(9,052,752)	$(21,589,418)	$18,594,035

Net Income (Loss) per share:
Basic earnings per share	0.02	(0.18)	(0.40)	0.45
Diluted earnings per share	0.02	-	-	0.44
Weighted average number of shares Basic:	56,676,326	51,335,648	54,089,263	41,411,261
Weighted average number of shares Diluted:	61,431,643	-	-	42,534,519

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net Income (Loss)	$1,537,288	$(8,952,702)	$(20,368,808)	$18,860,835
Comprehensive Income (Loss)	1,537,288	(8,952,702)	(20,368,808)	18,860,835

Preferred dividends	(560,281)	(100,050)	(1,220,610)	(266,800)
Comprehensive Income (Loss) attributable to cbdMD, inc. common shareholders	$977,007	$(9,052,752)	$(21,589,418)	$18,594,035

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net (Loss) Income	(20,368,808)	$18,860,835
Adjustments to reconcile net (income) loss to net cash used by operating activities:
Stock based compensation	807,523	1,391,271
Restricted stock expense	1,137,583	138,001
Marketing stock amortization	660,232	-
Issuance of stock / warrants for service	98,605	84,450
Inventory and materials impairment	-	233,372
Impairment on discontinued operations asset	-	45,783
Depreciation and amortization	719,856	499,394
Other than temporary impairment other securities and other accounts receivable	-	760,000
Increase/(Decrease) in contingent liability	10,500,000	(30,580,000)
Realized and unrealized loss of Marketable and other securities	(526,939)	146,011
Merchant reserve settlement	-	132,657
Termination benefit	495,568	-
Extinguishment of Paycheck Protection Program Loan	(1,466,113)	-
Amortization of operating lease asset	922,057	878,986
Changes in operating assets and liabilities:
Accounts receivable	(556,116)	710,629
Deposits	261,125	(147,166)
Merchant reserve	-	386,912
Inventory	(135,058)	(2,329,112)
Prepaid inventory	(385,410)	621,573
Prepaid expenses and other current assets	(141,393)	1,007,374
Accounts payable and accrued expenses	(603,216)	(480,424)
Operating lease liability	(846,914)	(766,289)
Note payable	-	42,968
Deferred revenue / customer deposits	4,478	(7,339)
Collection on discontinued operations accounts receivable	428,667	333,333
Deferred tax liability	(765,000)	(2,240,300)
Cash used by operating activities	(9,759,273)	(10,277,081)
Cash flows from investing activities:
Proceeds from sale of other investment securities	540,000	-
Purchase of other investment securities	(750,000)
Purchase of property and equipment	(311,572)	(1,851,746)
Cash provided (used) by investing activities	(521,572)	(1,851,746)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	16,771,756
Proceeds from issuance of preferred stock	15,798,115	4,421,928
PPP loan	-	1,456,100
Note payable	(137,292)	-
Preferred dividend distribution	(1,220,610)	(266,800)
Deferred Issuance costs	-	62,197
Cash provided by financing activities	14,440,213	22,445,181
Net increase (decrease) in cash	4,159,368	10,316,354
Cash and cash equivalents, beginning of period	14,824,644	4,689,966
Cash and cash equivalents, end of period	$18,984,012	$15,006,320

Supplemental Disclosures of Cash Flow Information:
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2021	2020

Cash Payments for:
Interest expense	$23,573	$26,126

Non-cash financing activities:
Issuance of Contingent earnout shares:	$12,596,089	$-
Warrants issued to representative	$254,950	$524,113

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JUNE 30, 2021
(Unaudited)

					Additional	Other
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, September 20, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	$-	$(47,388,367)	$79,182,048
Issuance of Preferred Stock	-	-	2,300,000	2,300	15,795,815	-	-	15,798,115
Issuance of options for share based compensation	-	-	-	-	219,875	-	-	219,875
Issuance of stock costs	-	-	-	-	-	-	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	15,279	-	-	15,279
Preferred dividend	-	-	-	-	-	-	(100,050)	(100,050)
Net Income (loss)	-	-	-	-	-	-	(9,395,621)	(9,395,621)
Balance, December 31, 2020	52,130,870	$52,131	2,800,000	$2,800	$142,548,753	$-	$(56,884,038)	$85,719,646
Issuance of Common stock	3,711,964	3,712	-	-	11,422,488	-	-	11,426,200
Exercise of options for share based compensation	147,953	148	-	-	627,500	-	-	627,648
Issuance of restricted stock for share based compensation	347,000	347	-	-	1,181,481	-	-	1,181,828
Preferred dividend	-	-	-	-	-	-	(560,279)	(560,279)
Net Income (loss)	-	-	-	-	-	-	(12,510,474)	(12,510,474)
Balance, March 31, 2021	56,337,787	$56,338	2,800,000	$2,800	$155,780,222	$-	$(69,954,791)	$85,884,569
Issuance of Common stock	608,528	609	-	-	1,471,991	-	-	1,472,600
Exercise of options for share based compensation	-	-	-	-	355,565	-	-	355,565
Issuance of restricted stock for share based compensation	27,500	28	-	-	590,264	-	-	590,291
Preferred dividend	-	-	-	-	-	-	(560,281)	(560,281)
Net Income (loss)	-	-	-	-	-	-	1,537,288	1,537,288
Balance, June 30, 2021	56,973,815	$56,974	2,800,000	$2,800	$158,198,042	$-	$(68,977,784)	$89,280,032

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED JUNE 30, 2020
(Unaudited)

					Additional	Other
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, September 20, 2019	27,720,356	$27,720	-	$-	$97,186,524	$-	$(59,610,260)	$37,603,984
Issuance of Preferred Stock	-	-	500,000	500	4,421,428	-	-	4,421,928
Issuance of options for share based compensation	-	-	-	-	542,574	-	-	542,574
Issuance of stock costs	-	-	-	-	(31,757)	-	-	(31,757)
Issuance of restricted stock for share based compensation	-	-	-	-	138,000	-	-	138,000
Preferred dividend	-	-	-	-	-	-	(66,734)	(66,734)
Adoption of ASU 2016-02	-	-	-	-	-	-	(13,528)	(13,528)
Net Income (loss)	-	-	-	-	-	-	12,929,763	12,929,763
Balance, December 31, 2019	27,720,356	$27,720	500,000	$500	$102,256,769	$-	$(46,760,759)	$55,524,230
Issuance of Common stock	23,590,292	23,591	-	-	21,368,166	-	-	21,391,757
Exercise of options for share based compensation	-	-	-	-	429,651	-	-	429,651
Issuance of stock/warrants for services	25,000	25	-	-	28,225	-	-	28,250
Preferred dividend	-	-	-	-	-	-	(100,016)	(100,016)
Net Income (loss)	-	-	-	-	-	-	14,883,772	14,883,772
Balance, March 31, 2020	51,335,648	$51,336	500,000	$500	$124,082,811	$-	$(31,977,003)	$92,157,644
Issuance of options for share based compensation	-	-	-	-	419,045	-	-	419,045
Issuance of stock/warrants for services	10,000	10	-	-	56,190	-	-	56,200
Preferred dividend	-	-	-	-	-	-	(100,050)	(100,050)
Net Income (loss)	-	-	-	-	-	-	(8,952,702)	(8,952,702)
Balance, June 30, 2020	51,345,648	$51,346	500,000	$500	$124,558,046	$-	$(41,029,755)	$83,580,137

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

cbdMD, Inc. (“cbdMD”, “we”, “us”, “our”, or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands, Inc. and on May 1, 2019 we changed the name of our Company to cbdMD, Inc. We operate from our offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

On December 20, 2018 (the “Closing Date”),the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers, the Company had a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 8,750,000 of the shares vest over a five-year period and are subject to a voting proxy agreement, as well as to issue another 15,250,000 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals being achieved within five years from the closing of the Mergers. The Company’s shareholders approved the issuance of the 15,250,000 shares of common stock in April 2019 and these shares were issued to members of Cure Based Development on April 19, 2019. In April 2019, our shareholders also approved the possible issuance of the Earnout Shares. The first marking period for the earnout was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares had been earned and were issued on February 27, 2020. The sole member of Cure Based Development at the closing of the Mergers was CBD Holding LLC (“CBDH”). In February 2020, in connection with its liquidation, CBDH distributed the rights to the Earnout Shares (the “Earnout Rights”) to its members based upon the members’ pro pro-rata ownership interest in CBDH. Members of CBDH at the time of its liquidation and this distribution included affiliates of Martin A. Sumichrast and R. Scott Coffman, directors and executive officers of cbdMD. A second marking period for the earnout ended December 31, 2020 and based on measurement criteria an additional 3,348,520 Earnout Shares had been earned and were issued on March 8, 2021. The first quarter of the third marking period ended on March 31, 2021 and based on the measurement criteria an additional 562,278 Earnout Shares had been earned and issued in May of 2021.

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD is a natural substance produced from the hemp plant and the products manufactured by the Company are non-psychoactive as they do not contain detectable levels of tetrahydrocannabinol (THC).

In the third quarter of fiscal 2019 cbdMD launched its new CBD pet brand, Paw CBD. Following the initial positive response to the brand from retailers and consumers, cbdMD, Inc. organized Paw CBD, Inc. (“Paw CBD”) as a separate wholly owned subsidiary on October 22, 2019, to take advantage of its early mover status in the CBD animal health industry. On March 15, 2021 cbdMD formed a new wholly owned subsidiary, cbdMD Therapeutics, LLC (“Therapeutics”) for the purposes of isolating and quantifying the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

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

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, contingent liability and, hence consideration for the Mergers is a material estimate. Actual results could differ from these estimates.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. We are monitoring the trends on infection rates and governmental restrictions and are cautiously optimistic impacts to the business environment will be minimal.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable and Accounts Receivable Other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of June 30, 2021 and September 30, 2020, we had an allowance for doubtful accounts of $29,629 and $20,664, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 3.0% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At June 30, 2021, the receivable from payment processors included approximately $342,713 for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

Intangible Assets

The Company’s intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an annual impairment analysis as of August 1 of each fiscal year on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. In addition, the Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on its business to determine if a circumstance could trigger an impairment loss, and, at this time there have been no events identified that would trigger an impairment.

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

The Company recognized both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its consolidated balance sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares at that time, in the amount of $53,215,163, was reclassified from contingent liability to additional paid in capital on the consolidated balance sheet. The first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020. The value of the issued Earnout Shares as of February 27, 2020 was $4,620,000 and the decrease in value of $6,924,503 from December 31, 2019 related to those shares was recorded in the Statement of Operations for the three months ended March 31, 2020. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second marking period for the Earnout Shares ended December 31, 2020 and based on measurement criteria, 3,348,520 Earnout Shares were issued on March 8, 2021. The second marking period shares increased in value by $3,100,012 during the quarter through the time of issuance and had a value of $11,271,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The first quarter of the third marking period ended on March 31, 2021 and based on the measurement criteria an additional 562,278 Earnout Shares had been earned and issued in May of 2021. These shares deceased in value by $522,104 during the quarter through the time of issuance and had a value of $1,329,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

For the three months ended June 30, 2021, the remaining contingent liabilities associated with the business combination, after the issuance of the first quarter third marking period Earnout Shares, were decreased by $6,348,896 to reflect their reassessed fair values as of June 30, 2021. This decrease is reflective of a change in value of the variable number of shares from March 31, 2021. In aggregate, the Company recorded income of $6,871,000 for the three months ended June 30, 2021 between the decrease in the value of the third marking period Earnout Shares and the decrease in value of the remaining contingent liabilities. In May 2020, and subsequently in June 2021, the Company updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 7 would be met. The primary catalyst for the $2,100,000 decrease in contingent liabilities is the change in the Company’s common share price between March 31, 2021 to June 30, 2021 from $4.14 per share to $2.90 per share. These increases or decreases to the contingent liabilities are reflected within Other Income (Expenses) on the condensed consolidated statements of operations.

Paycheck Protection Program Loan

On April 27, 2020, we received a loan in the principal amount of $1,456,100 (the “SBA Loan”) in consideration of a Promissory Note, under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, the Company is using the proceeds from this loan to primarily help maintain its payroll as it navigates its business with a focus on returning to normal operations. The term of the Promissory Note is two years, though it may be payable sooner in connection with an event of default under the Promissory Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company used the SBA Loan for qualifying expenses and has applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. The Company filed for forgiveness under the terms of the SBA loan and on May 17, 2021 it received notice from the SBA that the loan had been forgiven. The Company subsequently booked $1,466,113 gain for unpaid principal and accrued interest. This gain is reflected within Other Income (Expenses) on the condensed consolidated statements of operations.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At June 30, 2021, the Company has no future performance obligations.

Allocation of Transaction Price

In the Company’s current business model, it does not have contracts with customers which have multiple elements as revenue is driven purely by online product sales or purchase order-based product sales. However, at times in the past, the Company has entered into contracts with customers wherein there were multiple elements that may have disparate revenue recognition patterns. In such instances, the Company must allocate the total transaction price to these various elements. This is achieved by estimating the standalone selling price of each element, which is the price at which we sell a promised good or service separately to a customer.

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

Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer

The following table represents a disaggregation of revenue by sales channel:

	Three Months Ended June 30,		Three Months Ended June 30,
	2021	% of total	2020	% of total
Wholesale sales	$2,740,523	26.0%	$2,410,719	22.7%
E-commerce sales	7,820,000	74.0%	8,225,826	77.3%
Total Net Sales	$10,560,523		$10,636,545

	Nine Months Ended June 30,		Nine Months Ended June 30,
	2021	% of total	2020	% of total

Wholesale sales	$9,049,068	26.1%	$8,238,832	27.3%
E-commerce sales	25,638,368	73.9%	21,944,985	72.7%
Total Net Sales	$34,687,436		$30,183,817

 Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets. The Company has no material contract assets nor contract liabilities at June 30, 2021.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $18,440,072 uninsured balance at June 30, 2021 and a $14,287,810 uninsured balance at September 30, 2020.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and nine months ended June 30, 2021.

Stock-Based Compensation

The Company accounts for its stock compensation under the ASC 718-10-30, Compensation - Stock Compensation using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

New Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The ASU modifies, removes, and adds several disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on October 1, 2020. The adoption of this standard had no material impact on the Company’s consolidated financial statements and disclosures.

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

NOTE 2 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company has, from time to time, entered into contracts where a portion of the consideration provided by the customer in exchange for the Company’s services was common stock, options or warrants (an equity position). In these situations, upon invoicing the customer for the stock or other instruments, the Company recorded the receivable as accounts receivable other, and used the value of the stock or other instrument upon invoicing to determine the value. If there is insufficient data to support the valuation of the security directly, the Company will value it, and the underlying revenue, on the estimated fair value of the services provided. In determining fair value of marketable securities and investment other securities, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. The Company determines the fair value fair value of marketable securities and investment other securities based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Where an accounts receivable other is settled with the receipt of the common stock or other instrument, the common stock or other instrument was classified as an asset on the consolidated balance sheet as either an investment marketable security (when the customer is a public entity) or as an investment other security (when the customer is a privately held entity).

For the three months ended June 30, 2021 and June 30, 2020 the Company recorded $(18,623) and $(30,849), respectively and for the nine months ended June 30, 2021 and June 30, 2020 the Company recorded $526,940 and $(906,011), respectively of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized gain was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero based on prior information related to the company’s performance and COVID-19 impacts, while the loss in the prior year was driven by the impairment from its investment in Formula Four Beverages, Inc. and Kure Corp.

On December 30, 2017, the Company entered into an agreement with Isodiol International, Inc., whereby the Company provided pharmaceutical grade phytochemical compound development services. As payment for these services, the Company has received 1,226,435 shares of Isodiol’s common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol’s common stock upon Isodiol’s acquisition of Kure Corp., giving the Company a total of 1,264,530 shares. At June 30, 2021, the Company had 1,042,193 shares valued at $13,412.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). On January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000 commitment into Adara Sponsor, LLC. On February 9, 2021, the public shares of Adara began trading on the NYSE. Commencing March 24, 2021, holders of the 11,500,000 units sold in the Adara’s initial public offering could elect to separately trade shares of the Adara Class A common stock and warrants included in the units. The shares of Class A common stock and warrants that were separated now trade on NYSE American LLC under the symbols “ADRA” and “ADRA WS”, respectively. On June 30, 2021,the Company’s implied, indirect ownership in Adara represented 4.4% (633,988 shares) and 10.1% (1 million) of the warrants. As of June 30, 2021, ADRA stock closed at $10.00 while ADRA WS closed at $0.67.

Adara’s focus of targets to pursue for the business combination are expected to be in the consumer products industry including business in the health and wellness, ecommerce, discretionary spending, information technology sectors and related channels of distribution. While Adara is currently a listed company, the Company’s investment is in Adara Sponsor, LLC and consequently the Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the investment, the Company used the value paid, which was the price offered to all third-party investors. The Company assessed the common stock and determined there was not an impairment for the period ended June 30, 2021.

The table below summarizes the assets valued at fair value as of June 30, 2021:

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable	Total Fair Value
	and Liabilities	Inputs	Inputs	at June 30,
	(Level 1)	(Level 2)	(Level 3)	2021
Marketable Securities	$13,412	$-	$-	$13,412
Investment other securities	$-	$-	$1,000,000	$1,000,000

	(Level 1)	(Level 2)	(Level 3)	2021
Balance at September 30, 2020	$26,472	$-	$250,000	$276,472
Change in value of equities	2,710	-	-	2,710
Balance at December 31, 2020	29,182	-	250,000	279,182
Change in value of equities	2,853			2,853
Additional Investment	-		750,000	750,000
Balance at March 31, 2021	$32,035	$-	$1,000,000	$1,032,035
Change in value of equities	(18,623)			(18,623)
Additional Investment	-		-	-
Balance at June 30, 2021	$13,412	$-	$1,000,000	$1,013,412

NOTE 3 – INVENTORY

Inventory at June 30, 2021 and September 30, 2020 consists of the following:

	June 30	September 30,
	2021	2020
Finished Goods	$3,309,127	$2,706,518
Inventory Components	1,630,056	1,982,021
Inventory Reserve	(200,765)	(85,179)
Inventory prepaid	673,588	288,178
Total Inventory	$5,412,006	$4,891,538

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2021 and September 30, 2020 consist of the following:

	June 30,	September 30,
	2021	2020
Computers, furniture and equipment	$532,460	$365,638
Manufacturing equipment	2,968,838	2,873,598
Leasehold improvements	852,630	832,465
Automobiles	35,979	24,892
	4,389,907	4,096,593
Less accumulated depreciation	(1,614,704)	(913,106)
Property and equipment, net	$2,775,203	$3,183,487

Depreciation expense related to property and equipment was $246,533 and $211,937 for the three months ended June 30, 2021 and 2020, respectively and was $719,856 and $111,913 for the nine months ended June 30, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS

On December 20, 2018, the Company completed the Mergers with Cure Based Development and acquired certain assets, including the trademark “cbdMD” and its variants and certain other intellectual property. The trademark is the cornerstone of this subsidiary and is key as the Company creates and distributes products and continue to build this brand. The Company believes the trademark does not have limits on the time it will contribute to the generation of cash flows and therefore has identified these as indefinite-lived intangible assets (see Note 1 for more information).

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

Intangible assets as of June 30, 2021 and September 30, 2020 consisted of the following:

	June 30,	September 30,
	2021	2020
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Total	$21,635,000	$21,635,000

NOTE 6 – CONTINGENT LIABILITY

As consideration for the Mergers, described in Note 1, the Company had a contractual obligation to issue 15,250,000 shares of its common stock, after approval by its shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 shares and 8,750,000 shares, both of which are subject to leak out provisions, and the unrestricted voting rights to 8,750,000 tranche of shares will also vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 15,250,000 Earnout Shares can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date.

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

Aggregate Net Revenues	Shares Issued/ Each $ of Aggregate Net Revenue Ratio

$1 - $20,000,000	.190625
$20,000,001 - $60,000,000	.0953125
$60,000,001 - $140,000,000	.04765625
$140,000,001 - $300,000,000	.023828125

For clarification purposes, the Aggregate Net Revenues during a Marking Period shall be multiplied by the applicable Shares Issued/Each $ of Aggregate Net Revenue Ratio, minus, the number of shares issued as a result of Aggregate Net Revenues during the prior marking periods.

The issuance of the initial 15,250,000 shares and the 15,250,000 Earnout Shares were approved by the Company’s shareholders in April 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares were issued on February 27, 2020 and had a value of $4,620,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second marking period for the Earnout Shares was December 31, 2020 and based on measurement criteria, 3,348,520 Earnout Shares were issued on March 8, 2021 and had a value of $11,271,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The first quarter of the third marking period ended on March 31, 2021 and based on the measurement criteria an additional 562,278 Earnout Shares had been earned and issued in May of 2021. These shares deceased in value by $522,104 during the quarter through the time of issuance and had a value of $1,329,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

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

The value of the contingent liability was $14,100,000 and $16,200,000 at June 30, 2020 and September 30, 2020, respectively, and represents the Earnout Shares. During the first quarter of 2021, the company recorded an increase in value of $8,500,000 which was primarily driven by change in stock price between December 31, 2020 and September 30, 2020. The second marking period shares were valued at $11,271,000 on March 8, 2021 as compared to $8,170,988 on December 31, 2020. This increase in value of $3,100,012 was recorded as an expense in the condensed consolidated statement of operations for the three months ended March 31, 2021 prior to these shares being reclassified to additional paid in capital. After the issuance of the Second Marking Period shares, the remaining Earnout Shares for potential future issuance were valued at $22,300,000 at March 31, 2021 as compared to $16,529,012 at December 31, 2020. The increase in value of the contingent liability of $5,770,988 is recorded in consolidated statement of operations for the three months ended March 31, 2021 and represents the change in value of the remaining Earnout Shares. During the third quarter of fiscal 2021 the company recorded a decrease in value of $6,872,206 to the contingent liability which is recorded as other expense in the consolidated statement of operations for the third quarter of fiscal year 2021. The decrease in value is comprised of $522,104 associated with the decrease of the value of the Third Marking Period shares prior to their issuance in May 2021, while the remaining $6,348,896 is associated with the decrease in the remaining contingent shares as of June 30, 2021. The Company utilized both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the Earnout Shares within the contingent liability was the increase of the Company’s stock price, which was $2.90 at June 30, 2021 as compared to $4.14 at March 31, 2021, $2.95 on December 31, 2020 and $2.00 on September 30, 2020.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company, as noted in Note 2, and a number of its affiliates have invested into Adara through Adara Sponsor. Martin Sumichrast, the Company’s co-CEO, is also CEO of Adara.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 2,800,000 and 500,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2021 and September 30, 2020, respectively.

The total amount of dividends declared and paid were $560,281 and $100,050, respectively, for the three months ended June 30, 2021 and 2020. The total amount of dividends declared and paid were $1,220,610 and $266,800 for the nine months ended June 30, 2021 and 2020.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 56,973,815 and 52,130,870 shares of common stock issued and outstanding at June 30, 2021 and September 30, 2020, respectively.

Preferred stock transactions:

In the three and nine months ended June 30, 2021:

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

Common stock transactions:

In the three and nine months ended June 30, 2021:

On June 8, 2021, the Company issued 25,000 shares of restricted stock awards in connection with a consulting arrangement with an industry professional. The Company recorded a total prepaid expense of $80,500 in conjunction with the issuance of shares and intends to amortize this over the term of the agreement.

On May 14, 2021, the Company issued 562,278 common shares in connection with the Earnout Shares as referenced in Note 6.

On April 9, 2021, the Company entered into an endorsement agreement with a professional athlete. A part of the endorsement agreement, the Company issued 40,000 common shares of restricted common stock. The Company recorded $143,600 prepaid expense and intends to amortize over the term of the agreement.

On April 19,2021, the Company issued 750,000 shares of restricted common stock to an executive officer, subject to a multi-year vesting schedule as noted below in Note 9.

In March 2021, the Company issued 180,000 shares of restricted common stock to a professional athlete to completely satisfy a $800,000 obligation due between July and December of 2021. The Company recorded a total prepaid expense of $649,800 in conjunction with the issuances of shares and intends to amortize this over the term of the athlete’s agreement.

In March 2021, the Company issued 27,000 of restricted stock awards to the Company’s board of directors. Two thousand of the shares vested at the time of the grant, while the balance vest one fourth on June 30, 2021, one fourth, on September 30, 2021, one fourth on December 31, 2021, and one fourth on March 31, 2022. The stock awards were valued at the fair market price of $118,800 upon issuance and will amortize over the individual vesting periods.

In March 2021, the Company issued 3,348,520 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

In February 2021, as partial compensation pursuant to the terms of a Personal Services Agreement for the endorsement of the Company’s products, the Company issued 40,000 common shares. The Company recorded a total prepaid expense of $155,200 in conjunction with the issuance of shares.

In January 2021 the Company issued 167,500 of restricted stock awards to an aggregate of 15 employees. A majority vested immediately with the balance vesting by April 6, 2021. The stock awards were valued at the fair market price of $494,125 upon issuance and amortized over the individual vesting periods.

In October 2020 the Company issued 50,000 of restricted stock awards to an executive officer, subject to a multi-year vesting schedule with a minimum one year before the first tranche vests as noted below in Note 9.

In the three and nine months ended June 30, 2020:

On January 14, 2020, the Company completed a follow-on firm commitment underwritten public offering of 18,400,000 shares of its common stock for aggregate gross proceeds at $18,400,000. The Company received approximately $16.9 million in net proceeds after deducting underwriting discounts and commissions. The Company also issued to the selling agent warrants to purchase in aggregate 480,000 shares of common stock with an exercise price of $1.25. The warrants were valued at $345,600 and expire on January 14, 2025.

In February 2020, the Company issued 25,000 shares of our common stock to an investor relations firm for services. The shares were valued at $28,250, based on the trading price upon issuance, and is being amortized and expensed as professional services over the service period ending January 2021.

In February 2020, the Company issued 5,000 shares of our common stock to an employee. The shares were valued at $5,650, based on the trading price upon issuance, and was expensed as stock based compensation expense.

Stock option transactions:

In the three and nine months ended June 30, 2021:

In June 2021, the Company entered into a consulting arrangement with an industry professional. As part of the agreement, the Company issued 50,000 options and recorded total prepaid expense of $125,250 and intends to amortize over the 12-month vesting term.

In April 2021, the Company issued 750,000 common stock options to an executive officer in conjunction with an Amended and Restated Executive Employment Agreement. The common stock options vest in three equal tranches, the first of which vests on January 1, 2022, the second on January 1, 2023 and the third on January 1, 2024, both under the Corporation’s 2021 Equity Compensation Plan. The Company has recorded an expense of $195,346 for the three months ended June 30, 2021 for these options.

In March 2021, the Company granted its board of directors an aggregate of 150,000 common stock options. The options vested immediately, have a strike price of $4.40 and a five-year term. The Company has recorded a total prepaid expense of $395,850 and intends to amortize the expense over the 12-month board term.

In January 2021, the Company granted an aggregate of 80,000 common stock options to three employees. The options vest in three equal tranches, the first on April 15, 2021, the second on April 15, 2022 and the third on April 14, 2023 and have an exercise price of $3.10 per share and a term of 10 years. The Company has recorded an expense of $35,247 and $102,215 for the three and nine months ended June 30, 2021, respectively, for these options.

In October 2020, the Company granted an aggregate of 350,000 common stock options to an executive officer. The options vest in three equal tranches, the first on October 1, 2021, the second on October 1, 2022 and the third on October 1, 2023, and have an exercise price of $3,50, $5.00, and $6.50 per share and a term of 5 years. The Company has recorded an expense for these options of $31,054 and $93,163 for the three and nine months ended June 30, 2021, respectively.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the nine months ended June 30, 2021 and 2020:

	2021	2020
Weighted average exercise price	$3.91	$3.15
Risk free interest rate	0.16% - 0.85%	0.69% - 1.64%
Volatility	100.72% - 105.43%	95.96% - 111.31%
Expected term	2.5 - 6.2 years	5 - 10 years
Divident yield	None	None

Warrant transactions:

In the three and nine months ended June 30, 2021:

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

In January of 2020 in relation to the follow-on firm commitment underwritten public offering of the Company’s common stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 480,000 shares of common stock with an exercise price of $1.25. The warrants expire on January 14, 2025.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the nine months ended June 30, 2021 and 2020:

	2021	2020
Weighted average exercise price	$3.74	$1.25-$3.9125
Risk free interest rate	0.39%	1.48%-1.63%
Volatility	103.42%	95.36%-96.85%
Expected term	2.75 years	5 years
Divident yield	None	None

NOTE 9 -STOCK-BASED COMPENSATION

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

On January 8, 2021, the Company’s Board of Directors approved the 2021 Equity Compensation Plan (the “2021 Plan”) and it was subsequently approved by its shareholders at its annual meeting held on March 12, 2021. The purpose of the 2021 Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to it and upon whose efforts and judgment the success of the Company is largely dependent. The 2021 Plan made 5,000,000 common shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The 2021 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on October 1 of each calendar year during the term of the 2021 Plan, beginning with calendar year 2022, by an amount equal to 1.0% of the total number of shares of common stock outstanding on September 30 of such calendar year, up to a maximum of 250,000 shares.

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

The following table summarizes stock option activity under both plans:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2020	1,750,000	$4.68		$-
Granted	1,380,000	3.91		-
Exercised	(147,953)	2.60
Forfeited	(167,047)	3.04
Outstanding at June 30, 2021	2,815,000	4.51	5.53	-

Exercisable at June 30, 2021	1,508,335	$5.11	5.98	$-

As of June 30, 2021, there was approximately $2,837,548 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.6 years.

Restricted Stock Award transactions:

In June 2021, the Company entered into a consulting arrangement with an industry professional. As part of the engagement, the Company issued 25,000 common shares of restricted stock, which vested on the issuance date. The Company recorded $80,500 prepaid expense and intends to amortize over the term of the agreement.

In April 2021, the Company entered into an endorsement agreement with a professional athlete. A part of the endorsement agreement, the Company issued 40,000 common shares of restricted stock. The Company recorded $143,600 prepaid expense and intends to amortize over the term of the agreement.

In April 2021, the Company issued 750,000 RSUs to an executive officer. The restricted stock vests in three equal tranches, the first of which vests on January 1, 2022, the second on January 1, 2023 and the third on January 1, 2024. The stock awards were valued at the fair market price of $2,520,000 upon issuance and amortized over the individual vesting periods.

In March 2021, the Company issued 27,000 of restricted stock awards to the members of the Company’s board of directors. Two thousand shares vested at the time of the grant, while the balance vest in four equal tranches, the first of which vests on June 30, 2021, the second on September 30, 2021, on the third on December 31, 2021, and the fourth on March 31, 2022. The stock awards were valued at the fair market price of $118,800 upon issuance and amortized over the individual vesting periods.

In March 2021, the Company issued 180,000 shares of restricted common stock to a professional athlete to completely satisfy a $800,000 obligation due between July and December of 2021. The Company recorded a total prepaid expense of $649,800 in conjunction with the issuances of shares and intends to amortize this over the term of the athlete’s agreement as a marketing expense.

In January 2021, the Company issued 167,500 of restricted stock awards to an aggregate of 15 employees. A majority vested upon issuance with the balance vesting by April 6, 2021. The stock awards were valued at the fair market price of $494,125 upon issuance at and amortized over the individual vesting periods.

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

The Company recognized $641,267 and $0 of restricted stock compensation expense for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $1,218,110 and $138,000 of restricted stock compensation expense for the nine months ended June 30, 2021 and 2020, respectively.

NOTE 10 – WARRANTS

Transactions involving the Company equity-classified warrants are summarized as follows:

			Weighted-average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2020	914,184	$3.88		$-
Granted	150,502	3.74		-
Exercised	(323,444)	1.25
Forfeited	(82,631)	1.25
Outstanding at June, 2021	658,611	5.48	2.27	-

Exercisable at June, 2021	658,611	$5.99	1.26	$-

The following table summarizes outstanding common stock purchase warrants as of June 30, 2021:

	Number of	Weighted-average
	shares	exercise price	Expiration
Exercisable at $7.80 per share	141,676	$7.80	September 2021
Exercisable at $4.00 per share	70,500	4.00	September 2022
Exercisable at $7.50 per share	100,000	7.50	October 2022
Exercisable at $4.375 per share	51,429	4.375	September 2023
Exercisable at $7.50 per share	60,000	7.50	May 2024
Exercisable at $3.9125 per share	47,822	3.9125	October 2024
Exercisable at $1.25 per share	36,682	1.25	January 2025
Exercisable at $3.74 per share	150,502	3.74	December 2025
	658,611	$5.48

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, requirements to provide production days for advertising creation and attendance of meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, the Company and professional athlete mutually agreed to suspend payments from March 2020 through June 2020. Effective July 1, 2020, the parties entered into a new endorsement agreement amending certain of the contract terms which superseded the original agreement. Under the current endorsement agreement potential payments to the professional athlete are as follows from July 2020 to December 2022 – up to $2,867,000 to be paid in common stock in three issuances, based on a Volume Weighed Average Price (“VWAP”) calculation, of which the last two issuances can be paid in cash at the Company’s option - $1,400,000 paid in July 2020, $800,000 paid between July 2021 and December 2021, and $667,000 paid between July 2022 and December 2022. The Company will make monthly cash payments as follows from: July 2020 to December 2020 - $40,000, from January 2021 to June 2021 - $50,000, from July 2021 to December 2021 - $75,000, from January 2022 to June 2022 - $85,000, and from July 2022 to December 2022 - $100,000. In March 2021, the parties entered into an additional amendment to the endorsement agreement whereby the Company issued the professional athlete 180,000 common shares to completely satisfy the $800,000 payment options between July 2021 and December 2021. The Company has recorded expense of $222,309 and $0 for the three months ended June 30, 2021 and 2020, respectively and $749,245 and $283,334 for the nine months ended June 30, 2021 and 2020.

In October 2019, the Company entered into a sponsorship agreement with Feld Motor Sports to be an official sponsor of the Monster Energy Cup events, the United States AMA Supercross, the FIM World Championship events and US Supercross Futures event through 2021. The sponsorship includes various media, marketing, and promotion activities. The payments in aggregate are $1,750,000 and are to be paid for the periods ending: December 2019 - $150,000, December 2020 -$800,000 and December 2021 - $800,000. In light of the impact of COVID-19 on these events, both parties entered into an amendment to the sponsorship agreement during October 2020. The revised total aggregate payments are $1,013,625 during the term of the contract, ending May 2021, and are to be paid for periods ending: 2019 Season - $150,000, 2020 Season - $503,625 and December 2021 - $360,000. The Company has recorded expenses related to this agreement of $257,145 and $298,957 for the three months ended June 30, 2021 and 2020, respectively and $360,003 and $528,831 for the nine months ended June 30, 2021 and 2020, respectively.

In May 2021, cbdMD signed an exclusive sponsorship agreement to be the Official CBD Partner of the NOBULL CrossFit Games in 2021.

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, of which $109,810 a long term note payable at June 30, 2021.Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $14,416 is a long term note payable at June 30, 2021. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

NOTE 13 – PAYCHECK PROTECTION PROGRAM LOAN

In April 2020, The Company applied for an unsecured loan pursuant to the PPP administered by and authorized by the CARES Act. Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program. On April 27, 2020, the Company received the loan from Truist Bank (the “Lender”) in the principal amount of $1,456,100. The SBA Loan is evidenced by a promissory note issued by the Company (the “Promissory Note”) to the Lender. During May of 2021, the Company received notice from the SBA the loan principal and any accrued interest was completely forgiven.

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

At September 30, 2020 the balance in accounts receivable related to discontinued operations was $447,134, which reflects payments made and an impairment of $45,783. At June 30, 2021 the balance in accounts receivable related to discontinued operations totaled $18,467.

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

Components of operating lease costs are summarized as follows:

	Three months	Nine months
	ended	ended
	June 30,	June 30,
	2021	2021
Total Operating Lease Costs	$386,783	$1,160,350

Supplemental cash flow information related to operating leases is summarized as follows:

	Three months	Nine months
	ended	ended
	June 30,	June 30,
	2021	2021
Cash paid for amounts included in the measnurement of operating lease liabilities	$382,277	$1,085,208

As of June 30, 2021, our operating leases had a weighted average remaining lease term of 5.01 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of June 30, 2021 are summarized as follows:

For the year ended September 30,
2021 (remaining three months)	$384,626
2022	1,405,887
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	7,125,138
Less interest	(802,747)
Total lease liabilities	$6,322,391

Future minimum lease payments (including interest) under non-cancelable operating leases as of September 30,2020 are summarized as follows:

For the year ended September 30,
2021	$1,452,434
2022	1,392,837
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total obligations and commitments	$8,179,896

NOTE 16 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Basic:
Net income (loss) continuing operations	$1,537,288	$(8,944,921)	$(20,368,808)	$18,909,818
Preferred dividends paid	560,281	100,050	1,220,610	266,800
Net income (loss) continuing operations adjusted for preferred dividend	977,007	(9,044,971)	(21,589,418)	18,643,018
Net income (loss) discontinued operations	-	(7,781)	-	(48,983)
Net income (loss) attributable to cbdMD Inc. common shareholders	977,007	(9,052,752)	(21,589,418)	18,594,035

Diluted:
Net income (loss) continuing operations	977,007	(9,044,971)	(21,589,418)	18,643,018
Net income (loss) discontinued operations	-	(7,781)	-	(48,983)
Net income (loss)	977,007	(9,052,752)	(21,589,418)	18,594,035

Shares used in computing basic earnings per share	56,676,326	51,335,548	54,089,263	41,411,261
Effect of dilutive securities:
Options	64,833	-	-	33,222
Warrants	22,884	-	-	256,536
Convertible preferred shares	4,667,600	833,500	-	833,500
Shares used in computing diluted earnings per share	61,431,643	52,169,048	54,089,263	42,534,519

Earnings per share Basic:
Continued operations	0.02	(0.18)	(0.40)	0.45
Discontinued operations	-	-	-	-
Basic earnings per share	0.02	(0.18)	(0.40)	0.45

Earnings per share Dliuted:
Continued operations	0.02	-	-	0.44
Discontinued operations	-	-	-	-
Diluted earnings per share	0.02	-	-	0.44

At the three and nine months ended June 30, 2021, 4,292,361 potential shares underlying options, unvested RSUs and warrants as well as 4,667,600 convertible preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 17 – INCOME TAXES

On November 17, 2017, the Company completed an IPO of its common stock. The Company conducted a Section 382 analysis and determined an ownership change occurred upon the IPO. On October 2, 2018, the Company completed a follow-on firm commitment underwritten public offering of its common stock. On May 16, 2019, the Company completed an additional follow-on firm commitment underwritten public offering of its common stock. On October 16, 2019, the Company completed a follow-on firm commitment underwritten public offering of its 8.0% Series A Cumulative Convertible Preferred Stock. On January 14, 2020, the Company completed a follow-on firm commitment underwritten public offering of its common stock. Management has determined that an ownership change has occurred under Internal Revenue Code (IRC) Section 382 resulting in limitations on the utilization of Company’s federal and state NOL carryovers.

On December 20, 2018, the Company completed a two-step merger with Cure Based Development (see Note 1). As a result of the Mergers the Company established as part of the purchase price allocation a net deferred tax liability related to the book-tax basis of certain assets and liabilities of approximately $4.6 million.

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. Therefore, the Company had calculated the tax provision on a discrete basis under ASC 740-270-30-36(b) for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020. For the nine months ended June 31, 2021 the Company’s expectation is that it will generate enough indefinite life deferred tax assets from post-merger NOLs to reduce the naked credits from $895,000 to $130,000 and resulted in a deferred tax provision benefit of $765,000 for the 9 month period.

NOTE 18 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2021 to the date these unaudited condensed consolidated financial statements were issued.

On July 1, 2021, the Company completed a follow-on firm commitment underwritten public offering of 2,200,000 shares of its 8.0% Series A Cumulative Convertible Preferred Stock for aggregate gross proceeds of $16.50 million. The Company received approximately $15.3 million in net proceeds after deducting underwriting discounts and commissions. The Company also issued to the representative of the underwriters warrants to purchase in aggregate 143,382 shares of common stock with an exercise price of $3.75. The warrants were valued at $244,637 and expire on June 30, 2026.

On July 22, 2021, the Company entered into an asset purchase agreement with Twenty Two Capital, LLC ("Twenty Two") to acquire substantially all the assets of the business operating as directcbdonline.com. The Company acquired the assets for the consideration of $2,000,000 and up to 600,000 shares of the Company’s restricted common stock. At the Closing, the $200,000 of the cash purchase price was deposited into escrow pending possible post-closing adjustments and indemnity provisions. At the closing, the Company issued Twenty Two 300,000 shares of the Company’s common stock and 100,000 shares of the Company’s Common Stock shall be issued to Twenty Two on or before January 31, 2023, less any amounts setoff against such shares for indemnification claims pending against or paid by the Company under the asset purchase agreement and the remaining 200,000 shares shall be issued to Twenty Two on or before 60th day following the first year anniversary of the Closing subject to certain earn out provisions provided under the asset purchase agreement. The shares are subject to a 180 day lock up agreement subject to certain limited transfers which will also be subject to the lock up.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended June 30, 2021 and the three and nine months ended June 30, 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2020 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

During the second quarter of 2021 our Pet brand, Paw CBD, debuted its first-ever national TV advertising campaign during the live broadcast of Puppy Bowl XVII, which aired on Sunday, February 7, 2021 before a national audience on Discovery+ and Animal Planet. In addition, we developed a second commercial that debuted April 1, 2021 for our core cbdMD brand.

In May 2021, cbdMD signed an exclusive sponsorship agreement to be the Official CBD Partner of the NOBULL CrossFit Games to be held during 2021.

During the second quarter we renewed our NSF certification and underwent the US Hemp Authority audit, receiving our seal of approval on May 10, 2021.

In June 2021, cbdMD Therapeutics announced Launch Of Animal Health Study In Collaboration With Colorado State University’s Veterinary Program to explore the effects of cbdMD’s proprietary cannabinoid blend on pets who suffer from osteoarthritis.

In July 2021, cbdMD announced the renewal of its exclusive CBD partnership with Bellator MMA, a leading mixed martial arts and kickboxing organization featuring the best fighters in the world. As part of the partnership, cbdMD will continue to receive a depth of integrated partnership assets, including category exclusive branding inside the Bellator cage, to promote cbdMD.

In July 2021, cbdMD acquired the assets of Twenty Two Capital, LLC d/b/a directcbdonline.com. This business operates a CBD marketplace through directcbdonline.com. In addition to the revenue and contribution from this business we believe this will provide the Company with additional insight on consumer data and industry trends.

During the last two quarters we underwent the National Animal Supplement Counsel ("NASC") Audit for our pet products and earned their prestigious Quality Seal Award.

Growth Strategies

We continue to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2021 and beyond:

•

Increase our base product offering: We regularly assess and evaluate our product offering, new products within our existing product categories, additional categories, as well as new and innovative ways to provide CBD in a manner that meets consumer demands. To that end, we are devoting resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands. In fiscal 2020, we created offerings packaged for convenience stores and lip balm and other topicals as well as several unique products for certain customers. During the first quarter of fiscal 2021, we launched CBD lidocaine products including sprays, a CBD bath salt line, as well as our cbdMD Botanicals line of CBD skin care products. In April 2021 we announced our forthcoming 2021 product launches of which included an extension of our award-winning and best-selling gummies, as well as the first ever, and highly anticipated, cbdMD Drink Mixes. We incurred some minor supply chain delays on new products due to the current business climate but remain focused on launching during the coming quarters. In June 2021 we launched an additional line of cbdMD sleep tinctures and softgels.

•	Expand our revenue channels: As the market continues to evolve, we are expanding our sales channels. During fiscal 2020, our wholesale business was impacted as the broader retail industry faced various headwinds tied to quarantining and COVID impacts. Despite this, we continue to pursue relationships with a number of key traditional retail accounts and believe our top brand awareness, effective marketing and strong balance sheet position us as the partner for CBD for key traditional retail accounts as this channel continues to normalize during the remainder of fiscal 2021.

•	Expand to markets outside the United States: We continue to explore sales into markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are focused on expanding our E-commerce business to consumers in the U.K.

•	Expand PAW CBD: During fiscal 2020 we saw the direct-to-consumer strength of cbdMD also translate into significant growth for Paw CBD. We continue to add internal resources to enhance this division. As this brand continues to grow, we are focusing on cross-selling, customer retention and education. During the second quarter of fiscal 2021 we began advertising on TV and introduced our Paw CBD rewards program. During the third quarter of fiscal 2021 we introduced a Paw CBD subscription which offers additional savings to customers that enroll in the service.

•	Expand our sponsorships toward targeted segments: We have had significant success with attracting high profile sponsors and influencers and expect to continue to assess the segments we have covered with a focus on activation of the sponsorships and influencers which are producing the largest visibility and responsiveness.

•	Acquisitions: During fiscal 2021 and beyond we may also choose to further build and maintain our brand portfolio by acquiring additional brands directly or through joint ventures if opportunities arise that we believe are in our best interests. As we are in an emerging market, opportunities could be present as companies establish strong brands and begin to obtain large market share. In assessing potential acquisitions or investments, we expect to primarily utilize our internal resources to evaluate growth potential, the strength of the target brand, offerings of the target, as well as possible efficiencies to gain. We believe that this approach will allow us to effectively screen consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. As referenced above, we recently acquired directcbdonline.com and related intellectual property. We are currently not a party to any additional agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)	Change
Total net sales	$10,560,523	$10,636,545	$(76,022)
Cost of sales	3,370,952	3,748,024	(377,072)
Gross profit as a percentage of net sales	68.1%	64.8%	3.3%
Operating expenses	13,865,191	8,226,029	5,639,162
Operating income from operations	(6,675,620)	(1,337,508)	(5,338,112)
(Increase) decrease on contingent liability	6,871,000	(7,580,000)	14,451,000
Net income (loss) before taxes	1,640,288	(8,944,921)	10,585,209
Net income (loss) attributable to cbdMD Inc. common shareholders	$977,007	$(9,052,752)	$10,029,759

	Nine Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)	Change
Total net sales	$34,687,436	$30,183,817	$4,503,619
Cost of sales	10,444,353	10,180,637	263,716
Gross profit as a percentage of net sales	69.9%	66.3%	3.6%
Operating expenses	36,846,371	33,053,962	3,792,409
Operating income from operations	(12,603,288)	(13,050,782)	447,494
(Increase) decrease on contingent liability	(10,500,000)	30,580,000	(41,080,000)
Net income (loss) before taxes	(21,133,808)	16,669,518	(37,803,326)
Net income (loss) attributable to cbdMD Inc. common shareholders	$(21,589,418)	$18,594,035	$(40,183,453)

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months Ended June 30,
	2021	% of total	2020	% of total
Wholesale sales	$2,740,523	26.0%	$2,410,719	22.7%
E-commerce sales	7,820,000	74.0%	8,225,826	77.3%
Total Net Sales	$10,560,523		$10,636,545

	Nine Months Ended June 30,
	2021	% of total	2020	% of total

Wholesale sales	$9,049,068	26.1%	$8,238,832	27.3%
E-commerce sales	25,638,368	73.9%	21,944,985	72.7%
Total Net Sales	$34,687,436		$30,183,817

Total net sales for the third quarter of 2021 nominally decreased as compared to the third quarter of 2020. E-commerce net sales for the third quarter of fiscal 2021 decreased 4.9% year over year. We are continuing to see increases in our wholesale business and sales to our brick and mortar retail customers experienced a 13.7% increase in net sales year over year for the quarter despite a 20% sequential quarterly net sales decrease. Wholesale volume remains stronger year over year with the reduction of lockdowns and increased confidence and economic outlook when compared to significant uncertainty brought about by the onset of the COVID-19 pandemic in the prior year period. For the nine months ended June 30, 2021 overall net sales increased 14.9%, while net sales from of our E-commerce and wholesale grew 16.8% and 9.8% respectively. Overall, we believe the ongoing brand and market efforts continue to build momentum and traction with consumers and an increase in activity from our wholesale business has contributed to our year over year growth.

Of our total net sales as indicated above, during the three months ended June 30, 2021 and 2020 our Paw CBD line accounted for net sales of $1,547,687 and $1,228,860, respectively. In addition, during the nine months ended June 30, 2021 and 2020 our Paw CBD line accounted for net sales of $4,430,336 and $2,818,414, respectively. The year over year growth in our Paw CBD brand is due to the expansion of products, increase in marketing efforts specific to the brand, including TV, as well as further adoptions from our wholesale customers.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for our product sales, and includes labor for our service sales. Our cost of sales as a percentage of net sales was 31.9% and 35.2% for three months ended June 30, 2021 and 2020, respectively and 30.1% and 33.7% for the nine months ended June 31, 2021 and 2020, respectively. The change reflects the increasing revenue percentage of E-commerce sales, growth and maturation of the business and its manufacturing process, changes in the cost of raw materials, evaluating key vendors, negotiating volume pricing, as well as additional product offerings which continue to impact our cost of production. We expect product sales will maintain a normal cost of sales as a percentage of net sales, between 30% and 35% for cbdMd product, as we continue to manage our overall cost for manufacturing and production during the balance of fiscal 2021.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses. Our operating expenses on a consolidated basis increased approximately 68% for the third quarter of fiscal 2021 from the same period in fiscal 2020 and increased approximately 11% for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. The increase can be attributed to an increase in advertising and marketing expenses, and increase in payroll, increase in R&D and regulatory expenses (mostly due to cbdMD Therapeutics, LLC) as well as an increase in non-cash stock compensation the implementation of various cost control measures while supporting continued revenue growth and driving the business to a positive cash flow operation.

Consolidated Operating Expenses

The following tables provide information on our approximate operating expenses for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)	Change
Staff related expense	$4,455,640	$3,290,812	$1,164,828
Accounting/legal expense	237,357	212,766	24,591
Preofessional outside services	304,570	120,303	184,267
Advertising/marketing/social media/events/tradeshows	4,796,929	1,699,262	3,097,667
Sponsorships	520,208	588,059	(67,851)
Affiliate commissions	482,026	504,440	(22,414)
Merchant fees	496,963	522,374	(25,411)
R&D and regulatory	674,874	21,632	653,242
Non-cash stock compensation	959,319	331,985	627,334
Depreciation	246,533	211,937	34,596
All other expenses	690,772	722,459	(31,687)
Totals	$13,865,191	$8,226,029	$5,639,162

	Nine Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)	Change
Staff related expense	$12,076,025	$11,193,791	$882,234
Accounting/legal expense	772,921	938,859	(165,938)
Preofessional outside services	899,195	962,407	(63,212)
Advertising/marketing/social media/events/tradeshows	11,856,233	7,534,488	4,321,745
Sponsorships	1,629,637	4,160,366	(2,530,729)
Affiliate commissions	1,354,102	1,434,048	(79,946)
Merchant fees	1,618,100	1,937,836	(319,736)
R&D and regulatory	1,060,605	32,094	1,028,511
Non-cash stock compensation	2,049,326	1,447,860	601,466
Depreciation	719,856	499,394	220,462
All other expenses	2,810,371	2,912,819	(102,448)
Totals	$36,846,371	$33,053,962	$3,792,409

For the three months ended June 30, 2021, the overall operating expenses increased by $5,639,162 or 68.6% year over year, primarily driven by an increase in marketing spend of $3,097,667 to drive increases in brand awareness, as well as a $1,164,828 increase in staff related expenses, a $653,242 increase in R&D and Regulatory expense related to Therapeutics and an increase of $627,334 in non-cash stock compensation expense.

For the nine months ended June 30, 2021, we made progress reducing many of our operation expenses while increasing our spend on R&D and marketing expenses to help drive revenue. We believe that we have built a strong business foundation and infrastructure, and we are now focused on activation of our assets to continue to build our brand while we focus on overall execution and profitability.

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

The following tables provide information on our approximate corporate overhead for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)	Change
Staff related expense	$432,844	$276,490	$156,354
Accounting/Legal expense	190,199	81,198	109,001
Professional outside services	100,370	45,566	54,804
Travel expense	6,972	-	6,972
Business insurance	155,838	99,875	55,963
Non-cash stock compensation	959,319	331,985	627,334
Totals	$1,845,542	$835,114	$1,010,428

	Nine Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)	Change
Staff related expense	$1,283,240	$986,731	$296,509
Accounting/Legal expense	655,939	517,090	138,849
Professional outside services	272,055	365,596	(93,541)
Travel expense	6,974	22,342	(15,368)
Business insurance	425,704	282,339	143,365
Non-cash stock compensation	2,049,326	1,447,860	601,466
Totals	$4,693,238	$3,621,958	$1,071,280

The increase in corporate related expenses for the three and nine months ended June 2021 over prior year is primarily due to the increase in non-cash stock compensation to employees and directors and increases in staffing related expenses.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Therapeutics Overhead

Included in our consolidated operating expenses are expenses associated with Therapeutics which are not allocated to the operating business unit, including (i) staff related expenses and R&D and regulatory expenses.

The following tables provide information on our approximate corporate overhead for the three and nine months ended June 30, 2021. We did not incur expenses related to Therapeutics in 2020 as this subsidiary was not formed until March 15, 2021.

	Three Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)	Change
Staff related expense	$90,041	$-	$90,041
R&D and Regulatory	615,497	-	615,497
Totals	$705,538	$-	$705,538

	Nine Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)	Change
Staff related expense	$90,041	$-	$90,041
R&D and Regulatory	615,497	-	615,497
Totals	$705,538	$-	$705,538

The Therapeutic operating expenses include research and development activities for therapeutic applications.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the three months ended June 30, 2021 and 2020, we recorded $(18,623) and $(30,849), respectively and for the nine months ended June 30, 2021 and 2020 we recorded $526,940 and $(906,011), respectively, of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized gain was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero in the prior year based on prior information related to the company’s performance and COVID-19 impacts. The loss in the prior year was driven by the impairment from its investment in Formula Four Beverages, Inc.

Increase in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was $14,100,000 at June 30, 2021, as compared to $16,200,000 at September 30, 2020, respectively. During the third quarter of fiscal 2021 we had a decrease in value of $6,871,000 to the contingent liability which is recorded as other expense in our consolidated statement of operations for the third quarter of fiscal year 2021. The decrease in value is comprised of $522,104 associated with the decrease of the value of the Third Marking Period shares prior to their issuance in May 2021, while the remaining $6,348,896 is associated with the decrease in the remaining contingent shares as of June 30, 2021. We utilize both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the contingent liability was the increase of our common stock price, which was $2.90 at June 30, 2021 as compared to $4.14 at March 31, 2021. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $18,984,012 and working capital of $23,232,727 at June 30, 2021 as compared to cash and cash equivalents on hand of $14,824,644 and working capital of $16,023,174 at September 30, 2020. Our current assets increased approximately 26.4% at June 30, 2021 from September 30, 2020, which is primarily attributable to an increase in cash received under the public offering of our shares of our 8.0% Series A Convertible Preferred Stock in December 2020 Our current liabilities decreased approximately 12.2% at June 30, 2021 from September 30, 2020. This decrease is primarily attributable to a decrease in accrued expenses as well as the forgiveness of our Paycheck Protect Program Loan, partially offset by increases in accounts payable.

On July 1, 2021 we closed a follow-on firm commitment underwritten public offering of shares of our 8.0% Series A Convertible Preferred Stock resulting in total net proceeds to us of approximately $15.3 million.

During the three and nine months ended June 30, 2021 we used cash primarily to fund our operations.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $4,608,254 and $1,130,029 for the three months ended June 30, 2021 and 2020, respectively and $8,293,160 (excluding the extinguishment of the PPP loan totaling $1,466,113) and $10,277,081 for the nine months ended June 30, 2021 and 2020, respectively.

Earnout Shares

As described in Note 6 to the unaudited condensed consolidated financial statements appearing earlier in this report, on March 31, 2021 we entered into Addendum No. 1 to the Merger Agreement with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of the initial 18 month period. While this change in the measurement date has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights, nor the revenue targets, it will result in the issuance of the Earnout Shares associated with the third marketing period (assuming the revenue targets are met under the terms of the Merger Agreement) on a quarterly basis instead of at the end of the 18 month period. Because the Earnout Shares are earned based on the Company’s earned revenue and by issuing these shares quarterly, as compared to at the end of the eight quarters, we expect that this change has the potential to reduce the volatile impact of the contingent liability on our Net Income results and consequentially its non-cash impact to our financial statements with each subsequent quarter.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2020 10-K and the risk factor included in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 as filed with the SEC on February 9, 2021.

.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to unregistered sales previously reported by the Company during the period covered by this report, the Company issued the unregistered equity securities disclosed below. The securities were issued pursuant to the exemption provided by Section 4(a)2 of the Securities Act of 1933, as amended. The recipients were accredited investors.

On April 9, 2021 the Company entered into an endorsement agreement with a professional athlete. A part of the endorsement agreement, the Company issued 40,000 shares of restricted common stock.

On May 14, 2021, the Company issued 562,278 shares of restricted common stock in connection with the earnout shares.

On June 8, 2021, the Company issued 25,000 shares of restricted common stock in connection with a services agreement to an industry consultant.

On July 23, 2021 the Company issued 300,000 shares of its common stock to Twenty Two Capital, LLC as partial consideration for the purchase of substantially all of Twenty Two Capital’s assets.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference

Filed or

Furnished

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5
2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5
3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7
3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)
3.8	Bylaws, As amended	1-A	9/18/17	2.6
10.3	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between cbdMD, Inc. and Martin A. Sumichrast	8-K	4/21/21	10.1
10.4	Amended and Restated Executive Employment Agreement by and between CBD Industries LLC and R. Scott Coffman	8-K	4/21/21	10.2
31.1	Certification of co-Principal Executive Officer (Section 302)				Filed
31.2	Certification of co-Principal Executive Officer (Section 302)				Filed
31.3	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

August 12, 2021	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast,
Co-Chief Executive Officer,
co-principal executive officer

August 12, 2021	By:	/s/ Raymond S. Coffman
Raymond S. Coffman,
Co-Chief Executive Officer,
co-principal executive officer

August 12, 2021	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy,
Chief Financial Officer,
principal financial and accounting officer

