Form 10-K
period 2021-09-30
cbdMD, Inc.
filed 2021-12-17
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant in note required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐     No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered publica accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $163,343,029 on March 31, 2021.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 57,805,007 shares of common stock are issued and outstanding as of December 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders which the registrant currently anticipates will be filed with the SEC on or before January 28, 2022.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, "fiscal 2020" refers to the year ended September 30, 2020, and “fiscal 2021” refers to the year ended September 30, 2021.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	material risks associated with our overall business, including:
	•	our history of losses;
	•	the continuing impact of COVID-19 on our company;
	•	our reliance to market in key digital channels
	•	our ability to acquire new customers at a profitable rate.
	•	our reliance on third party raw material suppliers and manufacturers;
	•	our reliance on third party compliance with our supplier verification program and testing protocols; and
	•	risks associated with the changes to our enterprise resource planning system (ERP) away from Oracle NetSuite.
•	material risks associated with regulatory environment for CBD, including:
	•	change in federal laws as well as FDA or DEA interpretation of existing regulation
	•	change in state laws pertaining to industrial hemp;
	•	costs to us for compliance with laws and the risks of increased litigation; and
	•	possible changes in the use of CBD.
•	material risks associated with the ownership of our securities, including;
	•	the impact of changes in the fair value of our contingent liabilities associated with the Earnout Shares;
	•	dilution to our shareholders upon the issuance of the Earnout Shares;
	•	time devoted to our company by one of our co-Chief Executive Officers;
	•	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;
	•	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series A Convertible Preferred Stock; and
	•	voting control held by our directors and their affiliates.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risk factors contained herein. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. We believe that we are an industry leader producing and distributing broad spectrum CBD products and now full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing CBD education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining trace amounts of THC that falls within the limits set in the 2018 Farm Bill. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications

Our cbdMD brand of products includes over 130 SKUs of high-grade, premium CBD products, including CBD tinctures, CBD gummies, CBD topicals, CBD capsules, CBD bath bombs, CBD bath salts, and CBD sleep aids.

Our Paw CBD brand of products includes over 45 SKUs of veterinarian-formulated products including tinctures, chews, topicals products in varying strengths and formulas. Paw CBD products have undergone the National Animal Safety Council’s rigorous audit and meet their Quality Seal standard.

Our cbdMD Botanicals brand of beauty and skincare products features 15 SKUs, including facial oil and serum, toners, moisturizers, clear skin, facial masks, exfoliants and body care. cbdMD Botanicals is dedicated to creating clean CBD skin care products combining the best of Mother Nature with the precision of scientific innovation. All of our products are 100% cruelty-free and have no parabens, sulfates, or gluten – just pure botanical ingredients carefully crafted into gentle beauty products for all skin types.

cbdMD, Paw CBD and cbdMD Botanicals products are distributed through our e-commerce websites, third party ecommerce sites, select distributors and marketing partners as well as a variety of brick and mortar retailers.

Recent Developments

We launched a number of key product categories during fiscal 2021. In January 2021 we announced the launch of cbdMD Botanicals, our new beauty and skincare line featuring 15 luxury products, including facial oil and serum, toners, moisturizers, clear skin, facial masks, exfoliants and body care and just this week launched our improved skincare. In addition, during September 2021 we launched a new full spectrum line of tincture and soft gels targeting an untapped customer base of consumers of full spectrum CBD, effectively doubling the total addressable market for CBD.

cbdMD’s products were again recognized as awarded 2021 Product of the Year Awards by a national survey organized by Kantar, a global leader in research. cbdMD serves as the first CBD company to win Product of the Year in consecutive years, earning 2021 top honors in “CBD Ingestible” for its CBD Gummies, while its Paw CBD brand secures category first “CBD Pet” award with its CBD Hard Chews for Dogs.

In July 2021, we acquired the assets of Twenty Two Capital, LLC (“Twenty Two”) d/b/a directcbdonline.com (“DCO”). This business operates a CBD marketplace through directcbdonline.com. In addition to the revenue contribution from this business we believe this acquisition will provide us with additional insight on consumer data and industry trends.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2021 and beyond:

•	Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy, absorption and claims. We regularly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands. During the first quarter of fiscal 2021, we launched CBD lidocaine products including sprays, a CBD bath salt line, as well as our cbdMD Botanicals line of CBD skin care products. In April 2021 we announced our forthcoming 2021 product launches of which included an extension of our award-winning and best-selling gummies, as well as the first ever, and highly anticipated, cbdMD Drink Mixes. We successfully introduced our cbdMD Drink Mixes to the market during the fourth quarter of fiscal 2021. In June 2021 we launched an additional line of cbdMD sleep tinctures and softgels. In September 2021 we launched a new line of full spectrum tinctures and softgels. We have a robust pipeline of products to launch during fiscal 2022.

•	Expand our revenue channels: As the market continues to evolve, we are expanding our sales channels. During fiscal 2020, our wholesale business was impacted as the broader retail industry faced various headwinds tied to quarantining and COVID impacts. Despite this, we continued to pursue relationships with a number of key traditional retail accounts and believe our top brand awareness, effective marketing and strong balance sheet position us as the partner for CBD for key traditional retail accounts as this channel has continued to normalize during the fiscal year 2021 and the first part of fiscal year 2022.

•	International Expansion: We continue to explore sales into markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are gaining market share in Central America through our sanitary registrations and are focused on expanding our E-commerce business to consumers in the U.K. At the end of December 2020, we announced the expansion of our direct-to-consumer operations into the United Kingdom (U.K.) which allows U.K. consumers to shop for our products online, with all orders shipping directly from a U.K. with based warehouse. In March 2021, we officially filed our Novel Food Application with the United Kingdom’s Food Standards Agency (“FSA”). The Application included all of the requisite data to allow for a validated submission and thorough scientific assessment. A similar submission was simultaneously made to the European Food Safety Authority (EFSA) to ensure compliance for the European markets. During August 2021 we signed an exclusive agreement to enter Israeli Market with IM Cannabis Corp. a multi-country operator (“MCO”) in the medical and adult-use recreational cannabis sector with operations in Israel, Germany and Canada.

•	Expand our Additional Brands: During fiscal 2020 we saw the direct-to-consumer strength of cbdMD also translate into significant growth for Paw CBD. We continue to add internal resources to enhance this division. As this brand continues to grow, we are focusing on cross-selling, customer retention and education. During fiscal 2021 we took additional steps to grow the Paw CBD business which included advertising on TV, introducing our Paw CBD rewards program and introducing a Paw CBD subscription program which offers additional savings to customers that enroll in the service. During 2021 we launched cbdMD Botanicals as a separate brand and continue to build out the product portfolio and distribution channels.

•	Expand our sponsorships toward targeted segments: We have had significant success with attracting high profile sponsors and influencers and expect to continue to assess the segments we have covered with a focus on activation of the sponsorships and influencers which are producing the largest visibility and responsiveness. During 2021 we developed a key partnership with CrossFit.

•	Acquisitions: We seek to acquire brands that we believe we can optimize through our internal digital marketing agency and supply chain platform while we broaden our product assortment and increase our total addressable market. Our scalable supply chain and fulfillment operation allows our brands to deliver an exceptional end-to-end experience to our customers in a cost-effective manner. We may acquire brands directly or through joint ventures if opportunities arise that we believe are in our best interest. In assessing potential acquisitions or investments, we expect to primarily utilize our internal resources to evaluate growth potential, the strength of the target brand, offerings of the target, as well as possible efficiencies to gain. We believe that this approach will allow us to effectively screen consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. As referenced above, we recently acquired directcbdonline.com and related intellectual property. We are currently not a party to any additional agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

Marketing

Our business model is designed first and foremost to build a strong brand as quickly as possible as we operate in an emerging CBD market. CBD is a relatively new market, we believe the cost to acquire customers is most likely at the lowest point it will be, therefore, as part of our overall strategy we started with an internet and online marketing strategy and have invested heavily in brand promotion and customer acquisition. During fiscal 2021 and fiscal 2020 we spent approximately $17,902,673 and $14,972,052, respectively, on brand development, sponsorships and marketing.

We have organized our Marketing Department into an internal agency capable of servicing and scaling multiple brands, now including cbdMD, Paw CBD, and cbdMD Botanicals. We employ a category-leading, industry-innovating, multi-channel media approach that allows us to market our brand and products through various distribution efforts, which includes sports and athletes sponsorships, professional partnerships, social media engagement, podcasts, digital and television advertising, affiliate marketing, and influencer endorsements. According to the latest report from Brightfield Group, cbdMD ranks in the top 5 of Brand Share for the entire CBD category, as well as #1 in Brand Share for the second-largest Market Size category (Topicals - valued at $700M) and #1 in Brand Share for Beauty and Personal Care.

We believe our partnerships with professional athletes are an effective way to build upon our already strong brand recognition in the category. We believe that our sponsorship and influencer partnerships which include partners such as 12-time PGA and two time Masters Champion Bubba Watson, NOBULL CrossFit Games and Bellator (MMA), a wholly owned subsidiary of CBS Viacom, Inc., are first-in-class in the CBD industry. We also have media partnerships in place with the Joe Rogan Experience and Barstool Sports podcasts among others.

During Fiscal 2021 we continued to build Team cbdMD and leverage key sponsorships and partnerships in the sport world to build our brand and drive customer awareness. We renewed our partnership with Ken Block, professional rally and rallycross driver currently with the Hoonigan Racing division. In April 2021, we announced cbdMD signed an exclusive CBD sponsorship with highly decorated professional golfer, and 9-time PGA TOUR winner, Patrick Reed, to become the latest high profile member of Team cbdMD. As the brand of champions, Team cbdMD also added CrossFit champions Justin Medeiros and Annie Thorisdottir during fiscal 2021.

During fiscal 2021 we renewed our exclusive partnership with Viacom owned Bellator MMA, a leading mixed martial arts and kickboxing organization, including branding inside the Bellator cate, and signed a new exclusive sponsorship agreement to be the Official CBD Partner of the NOBULL CrossFit Games. In September 2021, we announced the signing of a three-year exclusive strategic partnership agreement with Troon, LLC, whereby Troon will provide promotional and marketing services to our company to help access distribution opportunities to the more than 600 Troon-affiliated facilities.

During the second quarter of 2021 our Pet brand, Paw CBD, debuted its first-ever national TV advertising campaign during the live broadcast of Puppy Bowl XVII, which aired on Sunday, February 7, 2021 before a national audience on Discovery+ and Animal Planet. In addition, we developed a second commercial that debuted April 1, 2021 for our core cbdMD brand.

Sales

We distribute our products both through our online sales channel as well as through a number of wholesalers and retailers that resell our products both in brick and mortar locations as well as via their online websites. Sales of our product primarily come from online sales at our websites www.cbdmd.com, www.pawcbd.com, cbdmdbotanicals.com and www.directcbdonline.com and through our inside sales department. Our inside sales team concentrates on B2B wholesale distributors, who we believe can help amplify our reach of cbdMD products at physical retail locations.

During fiscal 2021, our e-commerce business experienced continued growth, with year over year increases in new e-commerce customers. For fiscal 2021, approximately 74% or sales were e-commerce as compared to approximately 73% in 2020. On the B2B brick and mortar side of the business, our level of stores we serve has grown to approximately 3,366 locations at the end of fiscal 2021 as we’ve seen COVID-19 related restrictions continue to be lifted and B2B brick and mortar distribution channels continue to bounce back. In addition, we acquired www.directcbdonline.com during 2021 and signed an exclusive sponsorship agreement to be the Official CBD Partner of the NOBULL CrossFit Games in 2021. The acquisition of www.directcbdonline.com, which has allowed us to own a CBD online marketplace that sells various CBD brands, provides a unique transparency to better understand consumer spending habits and trends across the wider CBD and hemp marketplace, as well as enhances our overall direct to consumer capabilities. Through our sponsorship of the NOBULL CrossFit Games, we have gained access to the CrossFit Games audience of 11 million worldwide viewers, including millions of members across 14,000 affiliated gyms in 158 countries.

Product manufacturing

We are committed to producing a quality product and testing transparency. Our goals include the optimization of our product manufacturing processes and the sourcing of reliable, high-quality raw materials. We only use cannabinoid extract from hemp grown in the United States in our products. We currently hold short term supply contracts with preferred vendors for our critical raw materials. Our preferred vendors are extractors and brokers who have access to the sources of the critical raw materials on the spot buy market to meet our growing demands for raw materials. All suppliers and farms must verify through our supplier verification program that their source material was grown using strict standards of cultivation which is confirmed through individual certificates of origin for all U.S. biomass used in production.

Our testing procedures are robust and comprehensive, starting with a supply chain built through our supplier verification program. All incoming cannabinoid ingredients are required to be first tested by the supplier at an independent, ISO accredited, third-party laboratory before they reach out production facilities and a Certificate of Analysis provided with each delivery. We then have the cannabinoid ingredients re-tested by the independent, ISO accredited, third-party laboratory to verify the supplier results before they are released into our production process. We test in-house throughout the production process before sending the finished goods off for final verification by an independent ISO accredited third-party laboratory to ensure the finished products of our broad spectrum products have no detectable THC, and meet our high standards for purity and CBD levels, while full spectrum product meets the requirements of the 2018 Farm Bill.

As a consumer good manufacturer dedicated to providing the highest quality CBD consumer products on the market, we strive to meet or exceed the FDAs Good Manufacturing Practice (GMP) guidelines. These guidelines provide a system of processes, procedures and documentation to assure a product has the identity, strength, composition, quality, and purity that appear on its label. We either manufacture our premium line of products at our Charlotte, NC facility or outsource to qualified third party manufacturers. Our manufacturing facility and warehouse operations encompass 120,000 square feet and are fully GMP compliant and NSF dietary supplements GMP. Quality products remains a key tenant of ours. During the second quarter we renewed our NSF GMP Manufacturing certification and underwent the US Hemp Authority audit, receiving our seal of approval on May 10, 2021. During fiscal 2021 we underwent the National Animal Supplement Counsel (“NASC”) Audit for our pet products and earned their prestigious Quality Seal Award. To accommodate our growth, we have also secured third party contract manufacturing from FDA-registered facilities which are independently GMP certified and subject to continuing independent audit and certification, to handle our increased manufacturing needs.

Research and development and product enhancements

Our new product development efforts are focused on both near-term and long-term results for the company. The key objectives and input points that drive cbdMD’s research and development process include current product improvement efforts and new product development activities. Our product improvement efforts include consumer feedback analysis and feedback from panels of product testers, among others. We also conduct in-depth market research campaigns and sample size testing and research. Out new product development activities include market research, including future product trends and research to develop new product offerings, refinement of extraction and productions methods for product efficiency, ingredient research through sustainability testing, manufacturing process optimization, in-depth product testing, and package and graphic development.

In March 2021, we announced the formation of Therapeutics for the purposes of isolating and quantifying the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications. In June 2021, cbdMD Therapeutics announced Launch Of Animal Health Study In Collaboration With Colorado State University’s Veterinary Program to explore the effects of cbdMD’s proprietary cannabinoid blend on pets who suffer from osteoarthritis. Therapeutics has also commenced a preclinical human study with researchers at the University of South Carolina to explore the effects of cbdMD’s proprietary broad spectrum cannabinoid blend on sleep, mood, and pain in healthy subjects to further support the efficacy of the Company’s products and announced research partnership with the University of Mississippi to identify novel cannabinoids.

We believe the formation of Therapeutics will assist us to identify and explore potential therapeutic uses for cannabinoids. The Company’s investments into therapeutics R&D will also benefit current products and dietary supplement development.

Intellectual property

We hold a portfolio of U.S. trademark applications which are held for current and future product offerings and extended branding capability. The portfolio includes but is not limited to trademarks set forth below:

Mark	Federal registration No.	Filing date	Description of Mark Usage
DIRECT CBD ONLINE	6324509	5/10/2019	Service mark
DIRECT CBD ONLINE	6399287	5/10/2019	Service mark
cbdMD	88451429	5/29/2019	Stylized word mark (logo in color)
cbdMD	88451502	5/29/2019	Standard word mark
Paw CBD	88697605	10/19/2019	Standard word mark
CBDMD	88944504	6/2/2020	Standard word mark

We currently hold a Madrid Protocol foreign trademark application for CBDMD (based on registration No. 88944504) and have secured or are in the midst of prosecuting the CBDMD trademark in the following countries: Australia, Brazil, Canada, China, Colombia, Czech Republic, European Union, Spain, Mexico, New Zealand, Norway, Switzerland, and the United Kingdom. We further have filed for trademark protection directly and have secured or in process of prosecuting in the following countries which are not a part in the Madrid Protocol: South Africa, Chile, Peru, Argentina, Ecuador, and Costa Rica. Additionally, a growing number of our products hold sanitary registrations in certain Central and South American countries.

In July 2020, we filed a new patent application with the U.S. Patent and Trademark Office which will allow us to pursue patented protection in several key areas, including novel formulations and delivery systems, as well as methods of manufacturing and use. This application is still pending.

In addition to our trademarks and our patent filing, we rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our product development, formulation and knowhow, as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our formulas and other proprietary information.

In addition to www.cbdmd.com, www.pawcbdmd.com, www.cbdmdbotanicals.com and www.directcbdonline.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registers or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Competition

The market for the sale of CBD-based products is fragmented and intensely competitive. Currently, in the United States, cbdMD does not believe that there are any businesses that can demonstrate or claim a dominant market share of the growing CBD products market. According to the Brightfield Group’s US CBD Market Landscape (October 2021), there are approximately 2,000 CBD brands in the US and the top 20 companies in our industry hold a combined 19% of market share. Our competitors of CBD-based products include a combination of public and private companies who operate as combination of ecommerce and wholesale brands as well as brick and mortar retail operations.

Government Regulations

On December 20, 2018, the President of the United States signed the Farm Bill into law. Among other things, this new law changed certain federal authorities relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and hemp products containing less than 0.3 percent delta-9-tetrahydrocannabinol (THC, including removing hemp and derivatives of hemp from the Controlled Substance Act. January 15, 2021 the USDA issued its final rule regarding the Establishment of a Domestic Hemp Production Program which authorized hemp to be grown and processed legally in the United States and made it legal to transport in interstate commerce.

The Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana, and specifically industrial hemp has been excluded from U.S. drug laws. The Farm Bill allows for each individual state to regulate industrial hemp and industrial hemp-based products or accept the USDA rules. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp (other than THC) are still subject to a patchwork of state regulations. We are actively monitoring the regulations and proposed regulations in each state to ensure our operations are compliant.

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

As of the date of this report, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies. The FDA, however, has sent warning letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products, only relating to instances that such CBD companies have made misleading and unapproved label claims. We will continue to monitor the FDA’s position on CBD. In December 2020, the FTC announced it was going to seek penalties against companies making deceptive marketing claims and named 6 companies which it had targeted for making egregious and unsupported health claims. On March 5, 2021the FTC approved the final administrative consent orders with all 6 companies. We are unaware of any further actions and we will continue to monitor the FTC’s position with regards to deceptive marketing claims.

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

On March 26, 2021, we submitted a Novel Foods dossier with both the EU Food Safety Agency (FSA) and the United Kingdom’s Food Safety Agency (UK FSA). “Novel Foods” are foods which have not been widely consumed in the UK or the EU before May 1997. In December 2020 the EU FSA announced it would begin accepting Novel Food dossiers for CBD after suspending acceptance for most of the year. This change was due to a recent EU Court of Justice opinion ruling that certain hemp derived extracts should not be classified as narcotic controlled substances. Before a Novel Food can be marketed in the UK or EU, it is required to have a pre-market safety assessment and authorization. The UK has waived the pre-market requirement and is allowing post market submissions for products that were in the marketplace prior to February 2020, which qualifies our products. We worked in conjunction with a leading food safety and regulatory consultant in the UK to prepare the dossiers which included detailed analysis of the quality and stability of our products, our hemp sourcing and extraction controls, our labelling and testing requirements, and the underlying intake and toxicological data related to the safe consumption of the proprietary cannabinoid blend ingredients in our cbdMD product line. Since April 26, 2021, the UK Government has yet to provide the industry any material public feedback or clarity on industry wide submissions. The Company strongly believes its products will ultimately be approved once the administration delays in the UK are cleared.

Human Capital

At December 17, 2021 we had 154 full-time employees. There are no collective bargaining agreements covering any of our employees.

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

We reported losses from operations of $19,615,990 and $17,581,856 for fiscal 2021 and fiscal 2020, respectively. Not included in our loss from operations for fiscal 2021 and fiscal 2020 is $0 and $48,983, respectively, associated with losses from our discontinued operations, and non-cash expense of $6,687,439 and non-cash income of $29,780,000 for fiscal 2021 and fiscal 2020, respectively, reflecting a change in value of the contingent liability associated with the Earnout Shares (as hereinafter defined) primarily as a result of the change in the market price of our common stock. Until such time, if ever, that we are successful in generating gross profits which are sufficient to pay our operating expenses it is likely we will continue to report losses from operations in future periods.

Our recent growth rates may not be sustainable or indicative of future growth and we may not be able to effectively manage our growth.

We have expanded our operations rapidly, especially over the last few years. Net sales increased $2.6 million, or 6%, to $44.5 million in 2021, compared to $41.9 million in 2020. This increase was primarily driven by an increase in total orders year over year. The increase in the number of orders was primarily due to our digital marketing strategy and by increased demand for CBD products. However, our historical growth rates are potentially not sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors:

•	Increasing U.S. brand awareness;
•	Our ability to obtain adequate protections for our intellectual property;
•	Impacts of the COVID-19 pandemic and its aftermath;
•	Product innovation to expand our total addressable market;
•	International expansion.

Disruptions related to the COVID-19 pandemic affected our business; however, this negative impact was offset by accelerating shift to online shopping that has continued through today, increasing our direct to consumer sales. These trends may not hold true in the future.

We have a limited history operating our business at its current scale. As a result of our growth, our employee headcount and the scope and complexity of our business have increased substantially, and we are continuing to implement policies and procedures that we believe are appropriate for a company of our size. We may experience difficulties as we continue to implement changes to our business and related policies and procedures to keep pace with our recent growth and, if our operations continue to grow at a rapid pace, in managing such growth and building the appropriate processes and controls in the future. Continued growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

In addition, we expect to make investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products with newly developed products and through acquisitions. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

During fiscal 2021 COVID-19 impacted our business and operations. Depending upon the continuing duration of the pandemic, it may adversely impact our results of operations in fiscal 2022 and beyond.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including retail commerce. As a result of these circumstances, we have restricted schedules and staggered staffing at our corporate office and have altered work schedules at our warehouse and manufacturing facilities. In addition, many of our office personnel are working remotely. Beginning in the second quarter of fiscal 2020 we also began experiencing a decline in our sales to our B2B brick and mortar customers as many of the stores were temporarily or permanently closed. In response, we increased our marketing campaigns to support our e-commerce sales efforts by increasing our initiatives with associated relevant messaging to connect with our consumer base as well as increased website content and various offerings and changes to make online ordering more effective such as auto reorder capability, giveaways and free shipping. These efforts have allowed us to continue to increase sales by offsetting the decline in sales to B2B brick and mortar customers with a substantial increase in our e-commerce sales to consumers. Conditions caused by the continuing adverse impact of the COVID-19 pandemic could adversely affect our customers’ ability or willingness to purchase our products or services, delay prospective customers’ purchasing decisions, adversely impact our ability to provide or deliver products and on-site services to our customers, delay the provisioning of our offerings, or lengthen payment terms, all of which could adversely affect our future sales, operating results and overall financial performance. During second half of 2021, work schedules began returning to normal. With ongoing COVID variants, we continue to assess the situation on a regular basis and adjust our business, priorities, and processes to enable us to continue to operate effectively. We are unable to predict the future impact of COVID-19 and any subsequent variant and when, or if, our sales to B2B brick and mortar customers will return to prior levels.

The potential ETS concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. Effective November 5, 2021, the Occupational Health and Safety Administration (OSHA) issued a COVID-19 Vaccination and Testing Emergency Temporary Standard (ETS) which would require employers with 100 or more employees, by January 4, 2022, to require their workers either to be fully vaccinated (or at least have received a final dose of a primary vaccine series) or to test weekly for COVID-19. However, a federal district court has issued a nationwide preliminary injunction prohibiting the U.S. government from enforcing the ETS mandate. It is currently not possible to predict with certainty the exact impact the ETS would have on us in the event the injunction is lifted. As a company with more than 100 employees, in the event the injunction is lifted, we would be required to mandate COVID-19 vaccination of our workforce or our unvaccinated employees would require weekly testing. This may result in employee attrition, which could be material as substantially all of our employees reside in North Carolina where vaccination rates are below the national average. If we were to lose employees, it could have an adverse effect on future revenues and costs, which could be material. Accordingly, the proposed new regulation when implemented could have a material adverse effect on our business and results of operations.

Our business depends on maintaining and strengthening our brand and generating and maintaining ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.

We have developed a strong and trusted brand that we believe has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value and reputation of cbdMD. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, quality assurance, marketing and merchandising efforts, the reliability and reputation of our supply chain, our ability to grow and capture share of the CBD category, and our ability to provide a consistent, high-quality consumer experience. We have made substantial investments in these areas in order to maintain and enhance our brand and these experiences, but such investments may not be successful. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. For example, our business depends in part on our ability to maintain a strong community of engaged customers and social media and athlete influencers. We may not be able to maintain and enhance a loyal customer base if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

The growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brand or our products on social or digital media could seriously damage our brand and reputation. For example, consumer perception could be influenced by negative media attention regarding any consumer complaints about our products, our management team, ownership structure, sourcing practices and supply chain partners, employment practices, ability to execute against our mission and values, and our products or brand, such as any advertising campaigns or media allegations that challenge the sustainability of our products and our supply chain, or that challenge our marketing efforts regarding the quality of our products, which could have an adverse effect on our business, brand and reputation. Similar factors or events could impact the success of any brands or products we introduce in the future.

Our company image and brands are very important to our vision and growth strategies, particularly our focus on being a “good company” and operating consistent with our mission and values. We will need to continue to invest in actions that support our mission and values and adjust our offerings to appeal to a broader audience in the future in order to sustain our business and to achieve growth, and there can be no assurance that we will be able to do so. If we do not maintain the favorable perception of our company and our brand, our sales and results of operations could be negatively impacted. Our brand and company image is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers, suppliers or manufacturers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to attract new customers in a cost-effective manner, our business may be harmed.

A large part of our success depends on our ability to attract new customers in a cost-effective manner. We have made, and may continue to make, significant investments in attracting new customers through increased advertising spends on social media, radio, podcasts, and targeted email communications, other media and events, sponsorships, and influencer sponsorships. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns and the cost of acquiring new customers may increase over time. Additionally, regulation, algorithms, or participants in the digital marketing ecosystem may change rules for our industry or access to available demographics which may result in significant changes in the ability to target key demographic pools, impacting our ability to target our customers effectively. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to provide our current customers with new products, but also continuing to enlarge our customer base. The growth of our business will depend, in part, on our ability to continue to expand in the United States, as well as into international markets. We are investing significant resources in these areas, and although we hope that our products will gain popularity, we may face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brand, or a resistance to paying for premium products, particularly in international markets. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we may not be successful. If we are not successful, our business and results of operations may be harmed.

Our plans for international expansion may not be successful.

Continued expansion into markets outside the United States is one of our key long-term strategies for the future growth of our business. This expansion requires significant investment of capital and human resources, new business processes and marketing platforms, legal compliance, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. There are significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively establish our core brand identity; (b) increased employment costs; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including taxes and duties, laws governing the marketing and use of e-commerce websites and enhanced data privacy laws and security, rules, and regulations; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (r) difficulty developing retail relationships; and (s) other costs and risks of doing business internationally.

These and other factors could harm our international operations and, consequently, harm our business, results of operations, and financial condition. Further, we may incur significant operating expenses as a result of our planned international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by customers in these markets, and increased marketing and customer acquisition costs to establish our brand. Accordingly, if we are unable to successfully expand internationally or manage the complexity of our global operations, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be harmed.

Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.

The price and availability of key components used to manufacture our products has been increasing and may continue to fluctuate significantly. In addition, the cost of labor within our company or at our third-party manufacturers could increase significantly due to regulation or inflationary pressures. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited due to political and economic issues. Any fluctuations in the cost and availability of any of our raw materials, packaging, or other sourcing or transportation costs could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

We rely on third-parties for raw materials and to manufacture and compound some of our products. We have no control over these third parties and if these relationships are disrupted our results of operations in future periods will be adversely impacted.

We currently hold short term supply contracts with unaffiliated third-party vendors for our critical raw materials. In addition, some of our products are manufactured or compounded by unaffiliated third parties and the use of these third-party co-packers changes from time to time due to customer demand and the composition of our product mix and product portfolio. We do not have any long-term contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and imported packaging material capacity. If we experience significant increased demand or need to replace an existing raw material supplier or third-party manufacturer, there can be no assurances that replacements for these third-party vendors will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in raw materials and/or the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

Failures in our third-party verification and testing protocols may have an adverse impact on our brands which could suppress sales.

The quality of our products is essential to our business strategy. We require our raw material suppliers and farms to participate in our supplier verification program and to certify that their source material was grown using strict standards of cultivation. We also employ third-party testing procedures and all incoming cannabinoid ingredients are first tested by an independent, third-party laboratory before they reach our production facilities and then re-tested in-house throughout the production process before sending the ingredients off for final verification by an independent accredited third-party laboratories. We are reliant on these third parties to adhere to our supplier verification program and properly perform the third-party testing procedures. Any intentional or unintentional failure of any of these parties to perform the functions for which we have engaged them would adversely impact the quality of our products and could result in delays in meeting consumer demand or a decline in our sales.

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

From time to time we experience occasional system interruptions and delays that make our websites and product sales unavailable or slow to respond and prevent us from efficiently fulfilling orders which could adversely impact our net sales and the attractiveness of our products. If we are unable to add software and hardware as needed, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, these failures could cause system interruptions or delays and adversely affect our operating results in future periods. In addition, our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders which could make our product offerings less attractive and subject us to liability. Our systems are not fully redundant, and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to remedy.

Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team, or any new members of our management team, will be able to successfully execute our business and operating strategies.

If our goodwill, other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

We may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

The implementation of a new accounting system could interfere with our business and operations.

We will be implementing a new ERP system in fiscal 2022. The ERP implementation will encompass accounting, production, warehouse and customer resource management activities. The implementation of new systems and enhancements may be disruptive to our business and can be time consuming and divert management’s attention. Any disruptions relating to our systems or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business and operations.

RISKS RELATED TO THE REGULATORY ENVIRONMENT FOR CBD

Changes to Federal or state laws pertaining to industrial hemp could slow the use of industrial hemp which would materially impact our revenues in future periods.

As of the date hereof, approximately 46 states have authorized industrial hemp programs pursuant to the United States of the Agricultural Improvement Act of 2018, commonly known as the “Farm Bill,” or under prior programs authorized under the 2014 Farm Bill, or have plans under review by the USDA. Effective January 1, 2022 several states without an approved plan under the Farm Bill, or a plan under review, will default to the USDA Hemp Producer License. Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

Costs associated with compliance with numerous laws and regulations could impact our financial results. In addition, we could become subject to increased litigation risks associated with the CBD industry.

The manufacture, labeling and distribution by us of the hemp-based cannabinoid products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. We are subject to regulation by the federal government and other state and local agencies as a result of our hemp-based cannabinoid products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our company, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and our financial results. Failure to comply with the various federal, state and local requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. We are seeing increasing state-level labeling requirements that may increase our costs with respect to monitoring and adhering to unique label requirements in addition to potential product and packaging obsolescence costs. Our advertising is subject to regulation by the U.S. Federal Trade Commission, or FTC, under the Federal Trade Commission Act, and is subject to various state regulations enforced by state agencies and state attorneys general. Additionally, some states also permit advertising and labeling laws to be enforced by private attorneys general who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product recalls of products sold by us. Any actions against our company by governmental authorities or private litigants could be time consuming, costly to defend and could have a material adverse effect on our business, financial condition, and results of operations.

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

As described in Note 6 to the notes to our consolidated financial statements appearing later in this report, at September 30, 2021, we have a contractual obligation to issue up to an additional 5,708,135 shares of our common stock (the “Earnout Shares”) as additional consideration for our acquisition of Cure Based Development LLC in December 2018. Under U.S. generally accepted accounting principles (“GAAP”) we are required to record a non-cash contingent liability associated with the Earnout Shares and at September 30, 2021, the total of this contingent liability was $9,440,000. Under GAAP we are obligated to reassess the obligations associated with the Earnout Shares on a quarterly basis and, in the event our estimate of the fair value of the contingent consideration changes, we will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of our common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact our net loss or profit for the period. The application of the accounting treatment for the fair valuing of the Earnout Shares, in addition to the issuance of earnout shares for the first, second, third and fourth marking periods, at September 30, 2021 resulted in a decrease in the amount of this non-cash contingent liability of $6,760,000 for fiscal 2021 as compared to an increase of $29,780,000 for fiscal 2020. While we do not believe investors should place undue reliance on the impact of these non-cash changes when evaluating our results of operations in future periods, as they have no impact on the operations of the business, we expect that the fair valuing of the Earnout Shares will continue to have a material impact on our results of operations and our shareholders’ equity in future periods, which may materially impact the market price of our securities.

Also as described in Note 8 to the notes of our consolidated financial statements appearing later in this report, at September 30, 2021, we have a contractual obligation to issue up to an additional 200,000 shares of our common stock (the “Twenty Two Earnout Shares”) as additional consideration for our acquisition of www.DirectCBDOnline.com in July 2021. Under GAAP we are required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under GAAP we are obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event our estimate of the fair value of the contingent consideration changes, we will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of our common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact our net loss or profit for the period. At September 30, 2021, we recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $416,000.

The issuances of the Earnout Shares will significantly dilute our existing shareholders.

The possible issuance of the remaining Earnout Shares will increase our issued and outstanding shares of common stock by approximately 10%. In addition, assuming the possible issuance of all of the additional remaining 5,708,135 Earnout Shares but giving effect to no other change to the number of shares of our common stock issued and outstanding, the members of Cure Based Development from the merger, which includes Mr. R. Scott Coffman, and Mr. Martin Sumichrast, our co-CEO’s and members of our board of directors, would own approximately 35% of our then outstanding shares of common stock. The issuance of all or a portion of the Earnout Shares will dilute the ownership interests of our common shareholders and may adversely impact the market price of our common stock. The Twenty Two Earnout Shares may further add to this dilution.

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

In addition to our obligation to issue the Earnout Shares if the goals are met, we presently have options, unvested restricted stock awards and warrants that if exercised would result in the issuance of an additional 4,175,417 shares of our common stock, and our Series A Convertible Preferred Stock is presently convertible into an additional 8,335,000 shares of common stock. The issuance of shares upon exercise of warrants and options and/or the conversion of shares of our Series A Convertible Preferred Stock will result in dilution to the interests of other shareholders.

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

Our executive officers and directors, together with their respective affiliates, beneficially own approximately 31% of our outstanding common stock as of December 1, 2021. Accordingly, these shareholders, if they act together, may exercise substantial influence over matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

In December 2019, Cynthia Davis filed a purported collective and class action lawsuit in the United States District Court for the Central District of California against cbdMD and certain of our competitors alleging violations of the California’s Unfair Competition Law, California’s False Advertising Law and California’s Consumer Legal Remedies Act, as well as claims for Breach of Express Warranties, Breach of Implied Warranty of Merchantability and Declaratory Relief. The plaintiff alleges that the defendants violated the California laws by unlawfully selling and marketing mislabeled products which have not been approved by the FDA. The plaintiff is seeking compensatory, statutory, nominal and punitive damages, in an amount to be determined by the court, as well as equitable relief requiring restitution and disgorgement of revenues. The complaint was brought as a nationwide “collective action,” and, alternatively, as a “class action” under the laws of the State of California. We intend to vigorously defend this action and in April 2020 we filed a motion for dismissal which remains pending.

In April 2019 our wholly owned subsidiary, CBDI, filed a cancellation proceeding before the U.S. Patent and Trademark Office Trademark Trial and Appeal Board (TTAB) against Majik Medicine, LLC to cancel its issued trademark for "CBD MD" on multiple grounds. The TTAB recently rejected a motion to dismiss by the defendant and the matter is proceeding.

In October 2020, Michael Warshawsky and Michael Steinhauser filed a purported collective and class action lawsuit in the United States District Court for the Western District of North Carolina against cbdMD alleging the personal identifiable information of customers was compromised due to our negligent and/or careless acts and omissions and failure to protect customer’s data. The complaint was brought as a nationwide “collective action,” and, alternatively, as a “class action” under the laws of the State of North Carolina. The Company reached a global settlement with the plaintiffs within our policy limits which was executed by both parties on April 30, 2021 and the settlement is now with the court for final approval. Once approved by the court, the Company anticipates the case will be dismissed during the fiscal year of 2022.

On February 12, 2021 CBDI filed a complaint against Majik Medicine in Federal Court in North Carolina seeking, among other things, the cancellation of Majik Medicine’s CBD MD mark on various grounds (the “Civil Action”). On April 28, 2021 the TTAB ruled in favor of a motions filed by CBDI to suspend the cancellation proceeding pending final determination in the Civil Action. Subsequent to filing the Civil Action, Majik Medicine brought counter claims against CBDI and the Company has filed a Motion to Dismiss the counter claims. The parties have fully briefed the court and the Motion to Dismiss counter claims of Majik Medicine is under consideration for a ruling.

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

Our Series A Convertible Preferred Stock has been listed on the NYSE American since October 21, 2019 under the symbol “YCBDpA.”

As of December 17, 2021, there were approximately 105 record owners of our common stock and one record holder of our Series A Convertible Preferred Stock. These amounts do not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

Series A Convertible Preferred Stock

As of the date of this filing, there are 5 million shares of our Series A Convertible Preferred Stock outstanding. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.80 per annum per share, based on the $10.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock will accrue daily and be cumulative from, and including, the first day of the calendar month in which the shares are issued and will be payable monthly in arrears on the 15th day of each calendar month. Every month since November 1, 2019 the Audit Committee of our board of directors has declared a cash dividend of $0.0667 per share of Series A Convertible Preferred Stock payable on the 15th of each month to holders of record on the first of each month. We expect that our board of directors will continue to declare and pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to the limitations to do so under North Carolina law.

Recent sales of unregistered securities

None, except as previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2020 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. We believe that we are an industry leader in producing and distributing broad spectrum CBD products and now full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing CBD education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining trace amounts of THC that falls within the limits set in the 2018 Farm Bill. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications

We saw significant growth during fiscal 2020 as we benefited from strong online growth and customer acquisition, while COVID-19 put pressure on our wholesale business. During 2021 we continued to grow cbdMD, our core brand as well as Paw CBD. Additionally during 2021 we began our international expansion efforts, launched our cbdMD Botanicals line, added a line of full spectrum products , and began investing in Therapeutics. Our E-commerce business remained steady despite the volatility of COVID-19 and its variants. During 2021, we rationalized some of our sponsorships but continued to invest heavily in brand building in other channels. Operationally we continued to build out our product portfolio and invested in ongoing quality certification, adding the US Hemp Authority certification as well as the NASC Quality Seal of approval.

Results of operations

The following tables provide certain selected consolidated financial information for the fiscal years ended September 30, 2021 and 2020:

	Fiscal	Fiscal
	2021	2020	Change
Total net sales	$44,480,763	$41,883,734	$2,597,029
Cost of sales	14,495,063	15,514,727	(1,019,664)
Gross profit as a percentage of net sales	67.4%	63.0%	4.5%
Operating expenses	49,601,690	43,950,862	5,650,828
Operating loss from operations	(19,615,990)	(17,581,855)	(2,034,135)
(Increase) decrease on contingent liability	(6,687,439)	29,780,000	(36,467,439)
Net (loss) income before taxes	(24,289,889)	11,305,956	(35,595,845)
Net (loss) income attributable to cbdMD Inc. common shareholders	$(25,949,498)	$12,235,423	$(38,184,921)

The following tables provide certain selected unaudited consolidated financial information for the three months ended September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020	Change
Total net sales	$9,793,327	$11,699,917	$(1,906,590)
Cost of sales	4,050,710	5,334,090	(1,283,380)
Gross profit as a percentage of net sales	58.6%	54.4%	4.2%
Operating expenses	12,755,319	10,896,899	1,858,420
Operating loss from operations	(7,012,702)	(4,531,072)	(2,481,630)
(Increase) decrease on contingent liability	3,740,000	(800,000)	4,540,000
Net (loss) income before taxes	(3,156,081)	(5,363,562)	2,207,481
Net (loss) income attributable to cbdMD Inc. common shareholders	$(4,360,080)	$(6,358,612)	$1,998,532

Sales

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales for the fiscal years ended September 30, 2021 and 2020.

	Fiscal 2021	% of total	Fiscal 2020	% of total
Wholesale sales	$11,572,807	26.0%	$11,377,238	27.2%
E-commerce sales	32,907,956	74.0%	30,456,496	72.8%
Total Net Sales	$44,480,763		$41,833,734

In addition, the following table provides information on the contribution of net sales by type of sale to our total net sales for the three months ended September 30, 2021 and 2020 (unaudited):

	September 30,		September 30,
	2021	% of total	2020	% of total

Wholesale sales	$2,523,739	25.8%	$3,111,161	26.6%
E-commerce sales	7,269,588	74.2%	8,588,755	73.4%
Total Net Sales	$9,793,327		$11,699,917

Total net sales during the fiscal year ended September 30, 2021 increased by $2,597,029, or 6% as compared to fiscal year ended September 30,2020. Wholesale sales remained nominally the same year over year while E-commerce sales increased by $2,451,461 or 8.0%, partially driven by ongoing brand and market efforts, the addition of multiple products during the year and the acquisition of the assets of Twenty Two during the fourth quarter. Net sales for the fourth quarter declined 16% year over year and were impacted due to changing consumer purchasing habits tied to the dynamic COVID-19 environment as well as supply chain challenges which created some out of stocking and delayed a number of new product launches, impacted marketing plans during the second half of Fiscal 2021.

Of our total net sales as indicated above, during the fiscal years ended September 30, 2021 and 2020 our Paw CBD line accounted for net sales of $5,659,796 and $4,492,833, respectively. The year over year growth in our Paw CBD brand is due to the expansion of products and increase in marketing efforts specific to the brand.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and freight for our product sales, and includes labor for our service sales. Our cost of sales as a percentage of net sales was 32.6% and 37.0% for fiscal years ended September 30, 2021 and 2020, respectively. The change reflects the increasing revenue percentage of E-commerce sales, driving purchasing and manufacturing efficiencies, tighter inventory management, changes in the cost of raw materials, evaluating key vendors, negotiating volume pricing, as well as additional product offerings which continue to impact our cost of production.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses. Our operating expenses on a consolidated basis increased approximately 12.4% for the fiscal year ended September 30,2021 versus the fiscal year ended September 30, 2020. The increase can be attributed to an increase in advertising and marketing expenses, and increase in payroll, increase in R&D and regulatory expenses (mostly due to cbdMD Therapeutics, LLC) as well as an increase in non-cash stock compensation.

Consolidated Operating Expenses

The following tables provide information on our approximate operating expenses for the fiscal years ended September 30, 2021 and 2020:

	Fiscal 2021	Fiscal 2020	Change
Staff related expense	$16,219,863	$14,864,072	$1,355,791
Accounting/Legal expense	1,189,703	1,266,319	(76,616)
Preofessional outside services	1,206,929	1,300,046	(93,118)
Advertising/marketing/social media/events/tradeshows	15,835,139	9,994,985	5,840,154
Sponsorships	2,067,534	4,977,067	(2,909,533)
Affiliate commissions	1,738,103	1,897,345	(159,242)
Merchant Fees	1,965,176	2,545,844	(580,668)
R&D and regulatory	1,422,791	424,450	998,341
Non-cash stock compensation	3,149,689	1,985,804	1,163,885
Depreciation	1,017,409	720,754	296,655
All other expenses	3,789,355	3,974,175	(184,820)
Totals	$49,601,690	$43,950,862	$5,650,828

For the twelve months ended September 30, 2021, the overall operating expenses increased by $5,650,829 or 12.9% year over year, primarily driven by an increase in marketing spend of $5,840,154 million to drive increases in brand awareness, an increase in staff related expense of $1,355,791, an increase of non-cash stock compensation expense of $1,163,885 and an increase of R&D and regulatory expense related to Therapeutics of $998,341, partially offset by a decrease of $3,068,775 in sponsorships and affiliate expenses and a reduction in processing costs of $580,668.

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

The following tables provide information on our approximate corporate overhead for the fiscal years ended September 30, 2021 and 2020:

	Fiscal 2021	Fiscal 2020	Change
Staff related expense	$1,725,535	$1,427,358	$298,177
Accounting/Legal expense	866,876	769,119	97,757
Professional outside services	333,666	491,729	(158,063)
Travel expense	7,381	23,188	(15,807)
Business insurance	607,288	388,878	218,410
Non-cash stock compensation	3,161,805	1,985,804	1,176,001
Totals	$6,702,551	$5,086,076	$1,616,475

The increase in corporate related expenses for the fiscal year ended September 30, 2021 over prior year is primarily due to the increase in non-cash stock compensation to employees and directors and increases in staffing related expenses as well as insurance costs.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Therapeutics Overhead

Included in our consolidated operating expenses are expenses associated with Therapeutics which are not allocated to the operating business unit, including (i) staff related expenses and R&D and regulatory expenses.

The following tables provide information on our approximate corporate overhead for the fiscal year ended September 30, 2021. We did not incur expenses related to Therapeutics in 2020 as this subsidiary was not formed until March 15, 2021.

	Fiscal 2021	Fiscal 2020	Change
Staff related expense	$184,202	$-	$184,202
R&D and Regulatory	648,616	-	648,616
Totals	$832,818	$-	$832,818

The Therapeutic operating expenses include research and development activities for therapeutic applications.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Increase in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. For the three months ended September 30, 2021, the remaining contingent liabilities associated with the business combination, after the issuance of the second quarter fourth marking period Earnout Shares, were decreased by $3,512,558 to reflect their reassessed fair values as of September 30, 2021. This decrease is reflective of a change in value of the variable number of shares from June 30, 2021. In aggregate, we recorded income of $3,740,000 for the three months ended September 30, 2021 between the decrease in the value of the fourth marking period Earnout Shares and the decrease in value of the remaining contingent liabilities. In May 2020, and subsequently in June 2021, we updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 6 would be met. The primary catalyst for the $4,660,000 decrease in contingent liabilities is the change in our common share price between June 30, 2021 to September 30, 2021 from $2.90 per share to $2.08 per share. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

In addition, our contingent liability increased by $416,000 at September 30, 2021 for the Twenty Two Earnout Shares that are part of the July 2021 acquisition of www.DirectCBDonline.com.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $26,411,424 and working capital of $29,595,214 at September 30, 2021 as compared to cash and cash equivalents on hand of $14,824,644 and working capital of $16,023,174 at September 30, 2020. Our current assets increased approximately 53.9% at September 30, 2021 from September 30, 2020, which is primarily attributable to an increase in cash received under the public offering of our shares of our 8.0% Series A Convertible Preferred Stock in December 2020 and in July 2021. Our current liabilities decreased approximately 10% at September 30, 2021 from September 30, 2020. This decrease is primarily attributable to a decrease in accrued expenses as well as the forgiveness of our Paycheck Protect Program Loan.

On July 1, 2021 we closed a follow-on firm commitment underwritten public offering of shares of our 8.0% Series A Convertible Preferred Stock resulting in total net proceeds to us of approximately $15.3 million.

During the fiscal year ended September 30, 2021 we used cash primarily to fund our operations.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $12,627,320 (excluding the extinguishment of the PPP loan totaling $1,466,113) and $10,664,336 for the fiscal years ended September 30, 2021 and 2020, respectively.

Earnout Shares

As described in Note 6 in notes to our consolidated financial statements appearing elsewhere in this report, on March 31, 2021 we entered into Addendum No. 1 to the Merger Agreement with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of the initial 18 month period. While this change in the measurement date has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights, nor the revenue targets, it will result in the issuance of the Earnout Shares associated with the third marketing period (assuming the revenue targets are met under the terms of the Merger Agreement) on a quarterly basis instead of at the end of the 18 month period. Because the Earnout Shares are earned based on the Company’s earned revenue and by issuing these shares quarterly, as compared to at the end of the eight quarters, we expect that this change has the potential to reduce the volatile impact of the contingent liability on our Net Income results and consequentially its non-cash impact to our financial statements with each subsequent quarter.

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

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that our disclosure controls were effective at September 30, 2021.

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

Our management, including our co-CEOs and our CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as it relates to the classification of common stock issuable under the acquisition of Twenty Two Capital, LLC in the fourth quarter of fiscal 2021. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our review process on the classification of such certain earnout on the business combination accounting did not account for certain GAAP nuances and resulted in a one-time reclassification on the balance sheet and a quantitatively immaterial adjustment to the consolidated income statement.

The control has been remediated prior to the filing of this report as our review process for future transactions has been adjusted to include third party confirmation/review and/or additional internal accounting scrutiny.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, but for the additional review procedures renumerated above.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2022 Annual Meeting of shareholders to be filed on or prior to January 28, 2022 (the “Proxy Statement”) and is incorporated herein by this reference.

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

Date: December 17, 2021	cbdMD, Inc.

	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast
Co-Chief Executive Officer, (co-Principal Executive Officer)

Date: December 17, 2021	cbdMD, Inc.

	By:	/s/ Raymond S. Coffman
Raymond S. Coffman
Co-Chief Executive Officer, (co-Principal Executive Officer)

Date: December 17, 2021	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
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

Name	Positions	Date

/s/ Martin A. Sumichrast	Chairman of the Board of Directors, co-Chief Executive Officer	December 17, 2021
Martin A. Sumichrast

/s/ Raymond S, Coffman	Co-Chief Executive Officer, Director	December 17, 2021
Raymond S. Coffman

/s/ Bakari Sellers	Director	December 17, 2021
Bakari Sellers

/s/ Scott Stephen	Director	December 17, 2021
Scott Stephen

/s/ Peter Ghiloni	Director	December 17, 2021
Peter Ghiloni

/s/ William Raines III	Director	December 17, 2021
William Raines III
December 17, 2021
/s/ Sim Farrar	Director
Sim Farrar

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number

1.1	Form of Underwriting Agreement dated May 13, 2019 by and between cbdMD, Inc. and ThinkEquity, a division of Fordman Financial Management, Inc.	8-K	5/14/19	1.1
1.2	Underwriting Agreement dated October 10, 2019 by and between cbdMD, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.	8-K	10/16/19	1.1
1.3	Underwriting Agreement dated January 9, 2020 by and between cbdMD, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.	8-K	1/10/20	1.1
1.4	Underwriting Agreement dated December 8, 2020 by and between cbdMD, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.	8-K	12/9/20	1.1
1.5	Underwriting Agreement dated June 28, 2021 by and between cbdMD, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.	8-K	6/30/21	1.1
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/4/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation filed December 5, 2016	1-A	9/18/17	2.5
3.6	Bylaws, as amended	1-A	9/18/17	2.6
3.7	Articles of Amendment to Articles of Incorporation dated April 22, 2019	8-K	4/29/19	3.7
3.8

Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8% Series A Cumulative Convertible Preferred Stock filed October 11, 2019

		8-A	10/11/19	3.1(f)
4.1	Form of common stock certificate of the registrant	1-A	9/18/17	3.7
4.2	2015 Equity Compensation Plan+	1-A	9/18/17	3.8
4.3	Form of stock option award under 2015 Equity Compensation Plan+	1-A	9/18/17	3.9
4.4	2021 Equity Compensation Plan+	8-K	1/14/21	10.1
4.5	Form of Representative’s Warrant dated November 16, 2018	S-1	9/26/18	4.10
4.6	Form of Representative’s Warrant dated May 15, 2019	8-K	5/14/19	4.1
4.7	Form of Representative’s Warrant dated October 16, 2019	8-K	10/16/19	4.1
4.8	Form of Representative’s Warrant dated January 9, 2020	8-K	1/10/20	4.1
4.9	Form of Representative’s Warrant dated December 11, 2020	8-K	12/9/20	4.1
4.10	Form of Representative’s Warrant dated June 28, 2021	8-K	6/30/21	4.1
10.1	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.2	Executive Employment Agreement dated September 6, 2018 by and between cbdMD, Inc. and Martin A. Sumichrast+	8-K	9/7/18	10.75
10.3	Amendment No. 1 effective November 13, 2020 to Executive Employment Agreement between cbdMD, Inc. and Martin A. Sumichrast+	8-K	11/17/20	10.1
10.4	Executive Employment Agreement dated December 20, 2018 by and between CBD Industries LLC and R. Scott Coffman+	8-K	12/20/18	10.4
10.5	Amendment No. 1 effective November 13, 2020 to Executive Employment Agreement between CBD Industries LLC and R. Scott Coffman+	8-K	11/17/20	10.2
10.6	Executive Employment Agreement dated September 6, 2018 by and between cbdMD, Inc. and Mark S. Elliott+	8-K	9/7/18	10.76
10.7	Separation Agreement and General Release dated September 16, 2020 by and between cbdMD, Inc. and Mark S. Elliott+	8-K	9/21/20	10.1
10.8	Executive Employment Agreement dated September 15, 2020 by and between cbdMD, Inc. and T. Ronan Kennedy+	8-K	9/21/20	10.2
10.9	Form of voting proxy	8-K	12/20/18	10.2
10.10	Office Lease dated July 11, 2019	10-Q	8/14/19	10.1
10.11	Warehouse Lease dated August 27, 2019	10-Q	2/13/20	10.1
10.12	Form of Distribution Agreement dated February 26, 2020 by and among cbdMD, Inc., CBD Holdings, LLC and the members of CBD Holdings, LLC	8-K	2/28/20	10.1
10.13	Endorsement Agreement effective July 1, 2020	10-Q	8/21/20	10.1
10.14	Form of Lockup Agreement	8-K	12/9/20	10.1
10.15	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between cbdMD, Inc. and Martin A. Sumichrast+	8-K	4/21/21	10.1
10.16	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between CBD Industries LLC and R. Scott Coffman+	8-K	4/21/21	10.2
10.17	Asset Purchase Agreement by and among Twenty Two Capital, LLC, cbdMD, Inc., John J. Wiesehan III, Vieo Design, LLC and Bradley D. Trawick dated June 22, 2021	8-K	7/27/21	10.1
10.18	Employment Agreement between cbdMD, Inc. and John Wiesehan III dated July 22, 2021+	8-K	7/27/21	10.2
10.19	John Wiesehan Separation Agreement and General Release dated December 1, 2021+	8-K	12/3/21	10.1
10.20	Executive Employment Agreement dated October 1, 2021 between cbdMD, Inc. and T. Ronan Kennedy+	8-K	10/5/21	10.1
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
21.1	Subsidiaries of the Registrant				Filed
23.1	Consent of Cherry Bekaert LLP				Filed
24.1	Power of attorney (included on signature page of this report)				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase

+Indicated management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

cbdMD, Inc. and subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of cbdMD, Inc. and subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Charlotte, North Carolina
December 17, 2021

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2021 AND 2020

	September 30,	September 30,
	2021	2020
Assets

Current assets:
Cash and cash equivalents	$26,411,424	$14,824,644
Accounts receivable	1,113,372	911,482
Accounts receivable – discontinued operations	10,967	447,134
Marketable securities	33,351	26,472
Investment other securities, at cost	1,000,000	250,000
Inventory	5,021,867	4,603,360
Inventory prepaid	551,519	288,178
Prepaid software	-	174,308
Prepaid sponsorship	1,212,682	1,203,300
Prepaid expenses and other current assets	1,147,178	983,374
Total current assets	36,502,360	23,712,252

Other assets:
Property and equipment, net	2,561,574	3,183,487
Operating lease assets	5,614,960	6,851,357
Deposits for facilities	529,583	790,708
Intangible assets	23,003,929	21,635,000
Goodwill	56,670,970	54,669,997
Total other assets	88,381,016	87,130,549

Total assets	$124,883,376	$110,842,801

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2021 AND 2020
(continued)

	September 30,	September 30,
	2021	2020
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$2,978,914	$2,850,421
Accrued expenses	2,727,612	2,769,920
Operating leases – current portion	1,151,150	1,159,098
Paycheck Protection Program Loan, current portion	-	854,000
Note payable	59,470	55,639
Total current liabilities	6,917,146	7,689,078

Long term liabilities:
Long term liabilities	108,985	264,367
Paycheck Protection Program Loan	-	602,100
Operating leases - long term portion	4,859,058	6,010,208
Contingent liability	9,856,000	16,200,000
Deferred tax liability	-	895,000
Total long term liabilities	14,824,043	23,971,675

Total liabilities	21,741,189	31,660,753
Commitments and Contingencies (Note 11)
cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 5,000,000 and 500,000 shares issued and outstanding, respectively	5,000	500
Common stock, authorized 150,000,000 shares, $0.001 par value, 57,783,340 and 52,130,870 shares issued and outstanding, respectively	57,783	52,131
Additional paid in capital	176,417,269	126,517,784
Accumulated deficit	(73,337,865)	(47,388,367)
Total cbdMD, Inc. shareholders' equity	103,142,187	79,182,048

Total liabilities and shareholders' equity	$124,883,376	$110,842,801

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2021 AND 2020

	2021	2020

Gross Sales	$47,332,085	$43,172,778
Allowances	(2,851,322)	(1,289,044)
Total Net Sales	44,480,763	41,883,734
Cost of sales	14,495,063	15,514,727
Gross Profit	29,985,700	26,369,007

Operating expenses	49,601,690	43,950,862
(Loss) from operations	(19,615,990)	(17,581,855)
Realized and Unrealized gain (loss) on marketable and other securities, including impairments	546,878	(932,066)
Gain on extinguishment of debt	1,466,113	-
(Increase) decrease of contingent liability	(6,687,439)	29,780,000
Other income	29,479	-
Interest (expense) income	(28,930)	39,877
(Loss) Income before provision for income taxes	(24,289,889)	11,305,956

Benefit for income taxes	895,000	1,345,300
Net (Loss) Income from continuing operations	(23,394,889)	12,651,256
Net (Loss) from discontinued operations, net of tax (Note 14)	-	(48,983)
Net (Loss) Income	(23,394,889)	12,602,273
Preferred dividends	2,554,609	366,850

Net (Loss) Income attributable to cbdMD, Inc. common shareholders	$(25,949,498)	$12,235,423

Net (Loss) Income per share:
Basic earnings per share	(0.47)	0.28
Diluted earnings per share	(0.47)	0.28
Weighted average number of shares Basic:	54,938,128	44,140,360
Weighted average number of shares Diluted:	-	45,171,674

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020

Net (Loss) Income	$(23,394,889)	$12,602,273
Comprehensive (Loss) Income	(23,394,889)	12,602,273

Preferred dividends	(2,554,609)	(366,850)
Comprehensive (Loss) Income attributable to cbdMD, inc. common shareholders	$(25,949,498)	$12,235,423

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
Cash flows from operating activities:
Net (Loss) Income	$(23,394,889)	$12,602,273
Adjustments to reconcile net (income) loss to net cash used by operating activities:
Stock based compensation	1,298,106	1,900,194
Restricted stock expense	1,626,613	138,000
Marketing stock amortization	871,390	-
Issuance of stock / warrants for service	97,720	338,400
Inventory and materials impairment	670,580	233,372
Impairment on discontinued operations asset	-	45,783
Depreciation and amortization	1,017,408	720,755
Other than temporary impairment other securities and other accounts receivable	-	760,000
Increase/(Decrease) in contingent liability	6,687,439	(29,780,000)
Realized and unrealized loss of Marketable and other securities	(546,878)	172,066
Merchant reserve settlement	-	132,657
Termination benefit	196,896	489,381
Extinguishment of Paycheck Protection Program Loan	(1,466,113)	-
Amortization of operating lease asset	1,236,397	1,180,213
Changes in operating assets and liabilities:
Accounts receivable	(183,735)	514,352
Deposits	261,125	(938,112)
Merchant reserve	-	386,912
Inventory	(1,009,192)	(535,146)
Prepaid inventory	(263,341)	615,280
Prepaid expenses and other current assets	525,670	645,796
Accounts payable and accrued expenses	(104,422)	1,479,189
Operating lease liability	(1,159,097)	(1,045,285)
Deferred revenue / customer deposits	3,723	37,802
Collection on discontinued operations accounts receivable	436,167	587,083
Deferred tax liability	(895,000)	(1,345,300)
Cash used by operating activities	(14,093,433)	(10,664,335)
Cash flows from investing activities:
Proceeds from sale of other investment securities	540,000	-
Purchase of other investment securities	(750,000)	(250,000)
Purchase of DirectCBDOnline.com	(2,000,000)	-
Purchase of property and equipment	(342,013)	(1,320,095)
Cash used by investing activities	(2,552,013)	(1,570,095)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	16,766,106
Proceeds from issuance of preferred stock	30,938,386	4,421,928
PPP loan	-	1,456,100
Note payable	(151,551)	29,629
Preferred dividend distribution	(2,554,609)	(366,850)
Deferred Issuance costs	-	62,197
Cash provided by financing activities	28,232,226	22,369,110
Net increase (decrease) in cash	11,586,780	10,134,680
Cash and cash equivalents, beginning of period	14,824,644	4,689,966
Cash and cash equivalents, end of period	$26,411,424	$14,824,646

Supplemental Disclosures of Cash Flow Information:

	2021	2020

Cash Payments for:
Interest expense	$28,930	$33,693

Non-cash financial/investing activities:
Issuance of Contingent earnout shares:	$13,520,000	$4,620,000
Warrants issued to representative	$499,587	$524,113

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	$(47,388,367)	$79,182,048
Issuance of Preferred Stock	-	-	2,300,000	2,300	15,795,815	-	15,798,115
Issuance of options for share based compensation	-	-	-	-	219,875	-	219,875
Issuance of stock costs	-	-	-	-	-	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	15,279	-	15,279
Preferred dividend	-	-	-	-	-	(100,050)	(100,050)
Net (Loss) Income	-	-	-	-	-	(9,395,621)	(9,395,621)
Balance, December 31, 2020	52,130,870	52,131	2,800,000	2,800	142,548,753	(56,884,038)	85,719,646
Issuance of Common stock	3,711,964	3,712	-	-	11,422,488	-	11,426,200
Issuance of options for share based compensation	147,953	148	-	-	627,500	-	627,648
Issuance of restricted stock for share based compensation	347,000	347	-	-	1,181,481	-	1,181,828
Preferred dividend	-	-	-	-	-	(560,279)	(560,279)
Net (Loss) Income	-	-	-	-	-	(12,510,474)	(12,510,474)
Balance, March 31, 2021	56,337,787	56,338	2,800,000	2,800	155,780,222	(69,954,791)	85,884,569
Issuance of Common stock	608,528	609	-	-	1,471,991	-	1,472,600
Issuance of options for share based compensation	-	-	-	-	355,565	-	355,565
Issuance of restricted stock for share based compensation	27,500	28	-	-	590,264	-	590,291
Preferred dividend	-	-	-	-	-	(560,281)	(560,281)
Net Income (loss)	-	-	-	-	-	1,537,288	1,537,288
Balance, June 30, 2021	56,973,815	56,974	2,800,000	2,800	158,198,042	(68,977,784)	89,280,032
Issuance of Common stock	809,525	809	-	-	919,491	-	922,500
Issuance of Preferred Stock	-	-	2,200,000	2,200	15,142,571	-	15,142,571
Issuance of options for share based compensation	-	-	-	-	493,000	-	493,000
Issuance of restricted stock for share based compensation	-	-	-	-	479,899	-	479,899
Acquisition of DCO	-	-	-	-	1,184,265	-	1,184,265
Preferred dividend	-	-	-	-	-	(1,333,999)	(1,333,999)
Net (Loss) Income	-	-	-	-	-	(2,917,082)	(2,917,082)
Balance, September 30, 2021	57,783,340	$57,783	5,000,000	$5,000	$176,417,269	$(73,228,865)	$103,142,187

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2019	27,720,356	$27,720	-	$-	$97,186,524	$(59,610,260)	$37,603,984
Issuance of Preferred Stock	-	-	500,000	500	4,421,428	-	4,421,928
Issuance of options for share based compensation	-	-	-	-	542,574	-	542,574
Issuance of stock costs	-	-	-	-	(31,757)	-	(31,757)
Issuance of restricted stock for share based compensation	-	-	-	-	138,000	-	138,000
Preferred dividend	-	-	-	-	-	(66,734)	(66,734)
Adoption of ASU 2016-02	-	-	-	-	-	(13,528)	(13,528)
Net Income (loss)	-	-	-	-	-	12,929,763	12,929,763
Balance, December 31, 2019	27,720,356	27,720	500,000	500	102,256,769	(46,760,759)	55,524,230
Issuance of Common stock	23,590,292	23,591	-	-	21,368,166	-	21,391,757
Exercise of options for share based compensation	-	-	-	-	429,651	-	429,651
Issuance of stock/warrants for services	25,000	25	-	-	28,225	-	28,250
Preferred dividend	-	-	-	-	-	(100,016)	(100,016)
Net Income (loss)	-	-	-	-	-	14,883,772	14,883,772
Balance, March 31, 2020	51,335,648	51,336	500,000	500	124,082,811	(31,977,003)	92,157,644
Issuance of options for share based compensation	-	-	-	-	419,045	-	419,045
Issuance of stock/warrants for services	10,000	10	-	-	56,190	-	56,200
Preferred dividend	-	-	-	-	-	(100,050)	(100,050)
Net (Loss) Income	-	-	-	-	-	(8,952,702)	(8,952,702)
Balance, June 30, 2020	51,345,648	51,346	500,000	500	124,558,046	(41,029,755)	83,580,137
Issuance of Common stock	25,222	25	-	-	(25)	-	-
Issuance of options for share based compensation	-	-	-	-	508,923	-	508,923
Issuance of stock/warrants for services	760,000	760	-	-	1,450,840	-	1,451,600
Preferred dividend	-	-	-	-	-	(100,050)	(100,050)
Net (Loss) Income	-	-	-	-	-	(6,258,562)	(6,258,562)
Balance, September 30, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	$(47,388,367)	$79,182,048

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2021 AND 2020

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

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers, the Company had a contractual obligation, after approval by our shareholders, to issue 15,250,000 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 8,750,000 of the shares vest over a five-year period and are subject to a voting proxy agreement, as well as to issue another 15,250,000 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals being achieved within five years from the closing of the Mergers. The Company’s shareholders approved the issuance of the 15,250,000 shares of common stock in April 2019 and these shares were issued to members of Cure Based Development on April 19, 2019. In April 2019, our shareholders also approved the possible issuance of the Earnout Shares. The first marking period for the earnout was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares had been earned and were issued on February 27, 2020. The sole member of Cure Based Development at the closing of the Mergers was CBD Holding LLC (“CBDH”). In February 2020, in connection with its liquidation, CBDH distributed the rights to the Earnout Shares (the “Earnout Rights”) to its members based upon the members’ pro pro-rata ownership interest in CBDH. Members of CBDH at the time of its liquidation and this distribution included affiliates of Martin A. Sumichrast and R. Scott Coffman, directors and executive officers of cbdMD. A second marking period for the earnout ended December 31, 2020 and based on measurement criteria an additional 3,348,520 Earnout Shares had been earned and were issued on March 8, 2021. The first quarter of the third marking period ended on March 31, 2021 and based on the measurement criteria an additional 562,278 Earnout Shares had been earned and issued in May of 2021. The second quarter of the third marking period ended on June 30, 2021 and based on the measurement criteria an additional 503,275 Earnout Shares had been earned and issued in August of 2021.

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD and other hemp-derived cannabinoids are natural substances produced from the hemp plant and the products manufactured by the Company.

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

The consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended September 30, 2020 (“2020 10-K”) as filed with the SEC on December 22, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI, Paw CBD and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with US GAAP and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, contingent liability and, hence consideration for the Mergers is a material estimate. Actual results could differ from these estimates.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. We continue to monitor the waning trends on infection rates and are cautiously optimistic future impacts to the business environment will be minimal.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable and Accounts Receivable Other

Accounts receivables are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2021 and September 30, 2020, we had an allowance for doubtful accounts of $3,633 and $20,664, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with multiple third-party payment processors. The Company pay a fee between 2.5% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At September 30, 2021, the receivable from payment processors included approximately $231,257 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet.

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

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for routine maintenance and repairs are charged to operations as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for manufacturing equipment and automobiles and three years for software, computer, and furniture and equipment. The useful life for leasehold improvements are over the term of the lease or expected life of the asset, whichever is less. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statements of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

When the Company records an investment in marketable securities the carrying value is recorded at fair value. Any changes in fair value for marketable securities during a given period will be recorded as an unrealized gain or loss in the consolidated statement of operations. For investment other securities without a readily determinable fair value, the Company may elect to estimate its fair value at cost less impairment plus or minus changes resulting from observable price changes.

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

The Company recognized both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its consolidated balance sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares at that time, in the amount of $53,215,163, was reclassified from contingent liability to additional paid in capital on the consolidated balance sheet. The first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020. The value of the issued Earnout Shares as of February 27, 2020 was $4,620,000 and the decrease in value of $6,924,503 from December 31, 2019 related to those shares was recorded in the Statement of Operations for the three months ended March 31, 2020. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second marking period for the Earnout Shares ended December 31, 2020 and based on measurement criteria, 3,348,520 Earnout Shares were issued on March 8, 2021. The second marking period shares increased in value by $3,100,012 during the quarter through the time of issuance and had a value of $11,271,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The first quarter of the third marking period ended on March 31, 2021 and based on the measurement criteria an additional 562,278 Earnout Shares had been earned and issued in May of 2021. These shares deceased in value by $522,104 during the quarter through the time of issuance and had a value of $1,329,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second quarter of the third marking period ended on June 30, 2021 and based on the measurement criteria an additional 503,275 Earnout Shares had been earned and issued in August of 2021. These shares deceased in value by $222,442 during the quarter through the time of issuance and had a value of $920,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

A component of the purchase price consideration for the Company’s acquisition of Twenty Two Capital, LLC (“Twenty Two”) includes 200,000 of future shares (“Twenty Two Earnout Shares”) to be issued upon the post-acquisition entity reaching certain specified revenue targets, as further described in Note 6. Under GAAP, the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under GAAP, the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event the Company’s estimate of the fair value of the contingent consideration changes, will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2021, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of its common stock, which adjusted the total contingent liability related to the DCO Earnout Shares to $416,000.

Paycheck Protection Program Loan

On April 27, 2020, we received a loan in the principal amount of $1,456,100 (the “SBA Loan”) in consideration of a Promissory Note, under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, the Company is using the proceeds from this loan to primarily help maintain its payroll as it navigates its business with a focus on returning to normal operations. The term of the Promissory Note is two years, though it may be payable sooner in connection with an event of default under the Promissory Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company used the SBA Loan for qualifying expenses in accordance with the terms of the CARES Act. The Company filed for forgiveness under the terms of the SBA loan and on May 17, 2021 it received notice from the SBA that the loan had been forgiven. The Company subsequently booked $1,466,113 of gain for unpaid principal and accrued interest. This gain is reflected within Other Income (Expenses) on the consolidated statements of operations.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered by the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach.

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

A description of the Company’s principal revenue generating activities are as follows:

-	E-commerce sales - consumer products sold through the Company’s online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

-	Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer

The following table represents a disaggregation of revenue by sales channel:

	Fiscal 2021	% of total	Fiscal 2020	% of total
Wholesale sales	$11,572,807	26.0%	$11,377,238	27.2%
E-commerce sales	32,907,956	74.0%	30,456,496	72.8%
Total Net Sales	$44,480,763		$41,833,734

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the consolidated balance sheets. The Company has no material contract assets nor contract liabilities at September 30, 2021.

Cost of Sales

The Company’s cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and outbound freight for the Company’s products sales. For the Company’s product sales, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale, if any, and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These expenses are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their net realizable value.

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred approximately $15,835,139 and $9,946,755 in advertising and marketing and promotional costs included in operating expenses during the years ended September 30, 2021 and 2020 respectively. The Company believes driving its advertising aids in brand awareness and is critical to maintain brand recognition. We are constantly evaluating advertising methods and costs and working to drive down our cost of customer acquisition.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2021 and 2020, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $23,508,953 uninsured balance at September 30, 2021 and a $14,287,810 uninsured balance at September 30, 2020.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the year ended September 30, 2021.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes, Simplifying the Accounting for Income Taxes (Topic 740). The ASU eliminates certain exceptions to the guidance in Accounting Standards Codification (ASC or Codification) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance also clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of this standard update.

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

For the year ended September 30, 2021 and September 30, 2020 the Company recorded $546,878 and $(932,066), respectively of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized gain was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero based on prior information related to the company’s performance and COVID-19 impacts, while the loss in the prior year was driven by the impairment from its investment in Formula Four Beverages, Inc. and Kure Corp.

On December 30, 2017, the Company entered into an agreement with Isodiol International, Inc., whereby the Company provided pharmaceutical grade phytochemical compound development services. As payment for these services, the Company has received 1,226,435 shares of Isodiol's common stock between December 31, 2017 and January 2019. The Company also received 38,095 shares of Isodiol's common stock upon Isodiol’s acquisition of Kure Corp., giving the Company a total of 1,264,530 shares. At September 30, 2021, the Company had 1,042,193 shares valued at $33,351.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). On January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000 commitment into Adara Sponsor, LLC. On February 9, 2021, the public shares of Adara began trading on the NYSE. Commencing March 24, 2021, holders of the 11,500,000 units sold in the Adara’s initial public offering could elect to separately trade shares of the Adara Class A common stock and warrants included in the units. The shares of Class A common stock and warrants that were separated now trade on NYSE American LLC under the symbols “ADRA” and “ADRA WS”, respectively. On September 30, 2021, the Company’s implied, indirect ownership in Adara represented 4.4% (633,988 shares) and 10.1% (1 million) of the warrants. As of September 30, 2021, ADRA stock closed at $9.80 while ADRA WS closed at $0.54.

Adara’s focus of targets to pursue for the business combination are expected to be in the consumer products industry including business in the health and wellness, ecommerce, discretionary spending, information technology sectors and related channels of distribution. While Adara is currently a listed company, the Company’s investment is in Adara Sponsor, LLC and consequently the Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the investment, the Company used the value paid, which was the price offered to all third-party investors. The Company assessed the common stock and determined there was not an impairment for the period ended September 30, 2021.

The table below summarizes the assets valued at fair value as of September 30, 2021:

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable	Total Fair Value
	and Liabilities	Inputs	Inputs	at September 30,
	(Level 1)	(Level 2)	(Level 3)	2021
Marketable Securities	$33,351	$-	$-	$33,351
Investment other securities	-	-	1,000,000	1,000,000

	(Level 1)	(Level 2)	(Level 3)	2021
Balance at September 30, 2019	$198,538	$-	$600,000	$798,538
Change in value of equities	(172,066)	-	(600,000)	(772,066)
Additional Investment	-	-	250,000	250,000
Balance at September 30, 2020	26,472	-	250,000	276,472
Change in value of equities	6,879	-	-	6,879
Additional Investment	-	-	750,000	750,000
Balance at September 30, 2021	$33,351	$-	$1,000,000	$1,033,351

NOTE 3 – INVENTORY

Inventory at September 30, 2021 and 2020 consists of the following:

	Septmeber 30	September 30,
	2021	2020
Finished Goods	$3,362,897	$2,706,518
Inventory Components	1,729,176	1,982,021
Inventory Reserve	(70,206)	(85,179)
Inventory prepaid	551,519	288,178
Total Inventory	$5,573,386	$4,891,538

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the year ended September 30, 2021. The Company wrote down inventory of $670,580 during the fiscal year ended September 30, 20021 primarily related to regulatory changes affecting packaging, as well as expired product.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2021 and 2020 consist of the following:

	September 30,	September 30,
	2021	2020
Computers, furniture and equipment	$549,910	$365,638
Manufacturing equipment	2,968,838	2,873,598
Leasehold improvements	870,621	832,465
Automobiles	35,979	24,892
	4,425,348	4,096,593
Less accumulated depreciation	(1,863,774)	(913,106)
Property and equipment, net	$2,561,574	$3,183,487

Depreciation expense related to property and equipment was $968,926 and $111,913 for the year ended September 30, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS

In July 2021, the Company completed the acquisition of DCO and acquired certain assets, including the trade name, domains, and certain other intellectual property. The tradename will be used in marketing and branding of the website. The Company believes the trade name has a 10 year life. In addition to the trade name, DCO has a technology platform used to market to its customer and the Company believe it has a 4 year life.

On December 20, 2018, the Company completed the Mergers with Cure Based Development and acquired certain assets, including the trademark "cbdMD" and its variants and certain other intellectual property. The trademark is the cornerstone of this subsidiary and is key as the Company creates and distributes products and continues to build this brand. The Company believes the trademark does not have limits on the time it will contribute to the generation of cash flows and therefore has identified these as indefinite-lived intangible assets (see Note 1 for more information).

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

Intangible assets as of September 30, 2021 and 2020 consisted of the following:

	September 30,	September 30,
	2021	2020
Indefinite lived:
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Definite lived intangible assets:	-	-
Technology Relief from Royalty related to DirectCBDOnline.com	863,745	-
Tradename related to DirectCBDOnline.com	667,844	-
Amortization of definite lived intangible assets:	(48,482)	21,585,000
Total	$23,003,929	$43,220,000

Goodwill as of September 30, 2021 ands 2020 consisted of the following:

Goodwill at September 30, 2020	$54,669,997
Goodwill related to acquisition of DirectCBDOnline.com	2,000,973
Goodwill at September 30,2021	$56,670,970

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

Aggregate Net Revenues	Shares Issued/ Each $ of Aggregate Net Revenue Ratio

$1 - $20,000,000	.190625
$20,000,001 - $60,000,000	.0953125
$60,000,001 - $140,000,000	.04765625
$140,000,001 - $300,000,000	.23828125

For clarification purposes, the Aggregate Net Revenues during a Marking Period shall be multiplied by the applicable Shares Issued/Each $ of Aggregate Net Revenue Ratio, minus, the number of shares issued as a result of Aggregate Net Revenues during the prior marking periods.

The issuance of the initial 15,250,000 shares and the 15,250,000 Earnout Shares were approved by the Company’s shareholders in April 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares were issued on February 27, 2020 and had a value of $4,620,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second marking period for the Earnout Shares was December 31, 2020 and based on measurement criteria, 3,348,520 Earnout Shares were issued on March 8, 2021 and had a value of $11,271,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The first quarter of the third marking period ended on March 31, 2021 and based on the measurement criteria an additional 562,278 Earnout Shares had been earned and issued in May of 2021. These shares deceased in value by $522,104 during the quarter through the time of issuance and had a value of $1,329,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second quarter of the third marking period ended on June 30, 2021 and based on the measurement criteria an additional 503,275 Earnout Shares had been earned and issued in August of 2021. These shares deceased in value by $222,442 during the quarter through the time of issuance and had a value of $920,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability. The value of the contingent liability was $9,440,000 and $16,200,000 at September 30, 2021 and September 30, 2020, respectively.

As part of the Twenty Two acquisition in July 2021, the Company has a contractual obligation to issue up to an additional 200,000 shares of its common stock as additional consideration, dependent upon the acquisition entity meeting future revenue targets.. Under GAAP the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under GAAP the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event its estimate of the fair value of the contingent consideration changes, the Company will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2021, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the DCO Earnout Shares to $416,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company, as noted in Note 2, and a number of its affiliates have invested into Adara through Adara Sponsor. Martin Sumichrast, the Company’s co-CEO, is also CEO of Adara.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 and 500,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2021 and September 30, 2020, respectively.

The total amount of dividends declared and recorded were $2,554,609 and $366,850 for the years ended September 30, 2021 and 2020.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 57,783,340 and 52,130,870 shares of common stock issued and outstanding at September 30, 2021 and 2020, respectively.

Preferred stock transactions:

In the year ended September 30, 2021:

On July 1, 2021, the Company completed a follow-on firm commitment underwritten public offer of 2,200,000 shares of its 8.0% Series A Cumulative Convertible Preferred Stock for aggregate gross proceeds of $16.50 million. The Company received approximately $15.3 million in net proceeds after deducting underwriting discounts and commissions. The Company also issued to the representative of the underwriters warrants to purchase in aggregate 143,382 shares of common stock with an exercise price of $3.75. The warrants were valued at $244,637 and expire on June 30, 2026.

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

In the year ended September 30, 2020:

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

Common stock transactions:

In the year ended September 30, 2021:

On August 16, 2021 the company issued 503,275 shares of restricted common stock in connection with the Earnout shares as referenced Note 6.

In fiscal year ending September 30, 2021, 323,444 warrants issued in January 2020 to purchase shares of common stock at an exercise price of $1.25 were exercised.

On July 22, 2021, the company issued 300,000 shares of restricted common stock in conjunction with the Twenty Two asset acquisition.

On June 8, 2021, the Company issued 25,000 shares of restricted stock awards in connection with a consulting arrangement with an industry professional. The Company recorded a total prepaid expense of $80,500 in conjunction with the issuance of shares and intends to amortize this over the term of the agreement.

On May 14, 2021, the Company issued 562,278 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

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

In the year ended September 30, 2020:

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

In February 2020, the company issued 5,127,792 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

Stock option transactions:

In the year ended September 30, 2021:

In June 2021, the Company entered into a consulting arrangement with an industry professional. As part of the agreement, the Company issued 50,000 options and recorded total prepaid expense of $125,250 and intends to amortize over the 12-month vesting term.

In April 2021, the Company issued 750,000 common stock options to an executive officer in conjunction with an Amended and Restated Executive Employment Agreement. The common stock options vest in three equal tranches, the first of which vests on January 1, 2022, the second on January 1, 2023 and the third on January 1, 2024, both under the Corporation’s 2021 Equity Compensation Plan. The Company has recorded an expense of $578,963 for the year ended September 30, 2021 for these options.

In March 2021, the Company granted its board of directors an aggregate of 150,000 common stock options. The options vested immediately, have a strike price of $4.40 and a five-year term. The Company has recorded a total prepaid expense of $395,850 and intends to amortize the expense over the 12-month board term.

In January 2021, the Company granted an aggregate of 80,000 common stock options to three employees. The options vest in three equal tranches, the first on April 15, 2021, the second on April 15, 2022 and the third on April 14, 2023 and have an exercise price of $3.10 per share and a term of 10 years. The Company has recorded an expense of $116,735  for the year ended September 30, 2021 for these options.

In October 2020, the Company granted an aggregate of 350,000 common stock options to an executive officer. The options vest in three equal tranches, the first on October 1, 2021, the second on October 1, 2022 and the third on October 1, 2023, and have an exercise price of $3,50, $5.00, and $6.50 per share and a term of 5 years. The Company has recorded an expense for these options of $124,217 for the year ended September 30, 2021.

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

In the year ended September 30, 2020:

In December 2019, we granted an aggregate of 280,000 common stock options to two executives. The options vest 1/3 on January 1, 2020, 1/3 on January 1, 2021, and 1/3 January 1, 2022, have an exercise price of $3.15 per share and a term of five years. We have recorded an expense for the options of $405,396 for the fiscal year ended September 30, 2020.

In February 2020, we granted an aggregate of 30,000 stock options to an employee. The options vest 1/3 at grant, 1/3 on February 7, 2021, and 1/3 on February 7, 2022, have an exercise price of $3.15 per share and a term of five years.  We have recorded an expense for the options of $10,100 for the fiscal year ended September 30, 2020.

In May 2020, we granted per the annual board compensation plan, an aggregate of 80,000 common stock options four independent directors and are expensed over the annual board term. The options vest immediately, have an exercise price of $1.57 per share and a term of 10 years. We have recorded an expense for the options of $58,040 for the fiscal year ended September 30, 2020.

In September 2020, we granted an aggregate of 30,000 common stock options to an employee as part of a severance agreement. The options vest immediately have an exercise price of $2.60 per share and a term of three years. We have recorded an expense for the options of $273,000 for the fiscal year ended September 30, 2020.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the years ended September 30, 2021 and 2020:

Warrant transactions:

In the year ended September 30, 2021:

In July 2021 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 143,482 shares of common stock with an exercise price of $3.75. The warrants expire on December 8, 2025.

	2021	2020
Weighted average exercise price	$3.91	$3.15
Risk free interest rate	0.16% - 0.85%	1.41% - 1.64%
Volatility	100.72% - 105.43%	95.96% - 99.03%
Expected term	2.5 - 5.5 years	3 - 5 years
Divident yield	None	None

In December 2020 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 150,502 shares of common stock with an exercise price of $3.74. The warrants expire on December 8, 2025.

In the year ended September 30, 2020:

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the year ended September 30, 2021 and 2020:

	2021	2020
Weighted average exercise price	$3.74	$1.25-$3.9125
Risk free interest rate	0.39%-0.89%	1.48%-1.63%
Volatility	103.42%	95.36%-96.85%
Expected term	2.75 years	5 years
Divident yield	None	None

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

On January 8, 2021, the Company’s Board of Directors approved the 2021 Equity Compensation Plan (the “2021 Plan”) and it was subsequently ratified by its shareholders at its annual meeting held on March 12, 2021. The purpose of the 2021 Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to it and upon whose efforts and judgment the success of the Company is largely dependent. The 2021 Plan made 5,000,000 common shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The 2021 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on October 1 of each calendar year during the term of the 2021 Plan, beginning with calendar year 2022, by an amount equal to 1.0% of the total number of shares of common stock outstanding on September 30 of such calendar year, up to a maximum of 250,000 shares.

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

The following table summarizes stock option activity under both plans for the fiscal years ended September 30, 2021 and 2020:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual	intrinsic
	Number of shares	exercise price	term (in years)	value (in thousands)
Outstanding at September 30, 2019	1,219,650	$6.07		$-
Granted	690,000	2.73		-
Exercised	-	-
Forfeited	(159,650)	6.90
Outstanding at September 30, 2020	1,750,000	4.68	6.01	-
Granted	1,380,000	3.91		-
Exercised	(147,953)	2.60
Forfeited	(279,547)	4.47
Outstanding at September 30, 2021	2,702,500	$4.42	5.18	-

Exercisable at September 30, 2021	1,395,835	$4.99	5.58	$-

As of September 30, 2021, there was approximately $1,786,716 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.3 years.

Restricted Stock Award transactions:

In June 2021, the Company entered into a consulting arrangement with an industry professional. As part of the engagement, the Company issued 25,000 shares of restricted common stock, which vested on the issuance date. The Company recorded $80,500 prepaid expense and intends to amortize over the term of the agreement.

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

In March 2021, the Company issued 180,000 shares of restricted common stock to a professional athlete to completely satisfy an obligation due between July and December of 2021. The Company recorded a total prepaid expense of $649,800 in conjunction with the issuances of shares and intends to amortize this over the term of the athlete’s agreement as a marketing expense.

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

The Company recognized $2,264,893 and $138,000 of restricted stock compensation expense for the years ended September 30, 2021 and 2020, respectively.

NOTE 10 – WARRANTS

Transactions involving the Company equity-classified warrants for the fiscal years ended September 30, 2021 and 2020 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2019	423,605	$6.84		$-
Granted	527,923	1.49		-
Exercised	(37,344)	1.25
Forfeited	-	-
Outstanding at September 30, 2020	914,184	3.88	3.23	-
Granted	293,984	3.75		-
Exercised	(323,444)	1.25
Forfeited	(224,307)	5.39
Outstanding at September 30, 2021	660,417	$4.60	3.05	-

Exercisable at September 30, 2021	660,417	$4.60	-	$-

The following table summarizes outstanding common stock purchase warrants as of September 30, 2021:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $4.00 per share	70,500	4.00	September 2022
Exercisable at $7.50 per share	100,000	7.50	October 2022
Exercisable at $4.375 per share	51,429	4.375	September 2023
Exercisable at $7.50 per share	60,000	7.50	May 2024
Exercisable at $3.9125 per share	47,822	3.9125	October 2024
Exercisable at $1.25 per share	36,682	1.25	January 2025
Exercisable at $3.74 per share	150,502	3.74	December 2025
Exercisable at $3.75 per share	143,482	3.75	June 2026
	660,417	$4.60

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, requirements to provide production days for advertising creation and attendance of meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, the Company and professional athlete mutually agreed to suspend payments from March 2020 through June 2020. Effective July 1, 2020, the parties entered into a new endorsement agreement amending certain of the contract terms which superseded the original agreement. Under the current endorsement agreement potential payments to the professional athlete are as follows from July 2020 to December 2022 – up to $2,867,000 to be paid in common stock in three issuances, based on a Volume Weighed Average Price (“VWAP”) calculation, of which the last two issuances can be paid in cash at the Company’s option - $1,400,000 paid in July 2020, $800,000 paid between July 2021 and December 2021, and $667,000 paid between July 2022 and December 2022. The Company will make monthly cash payments as follows from: July 2020 to December 2020 - $40,000, from January 2021 to June 2021 - $50,000, from July 2021 to December 2021 - $75,000, from January 2022 to June 2022 - $85,000, and from July 2022 to December 2022 - $100,000. In March 2021, the parties entered into an additional amendment to the endorsement agreement whereby the Company issued the professional athlete 180,000 common shares to completely satisfy the $800,000 payment options between July 2021 and December 2021. The Company has recorded expense of $971,554 and $577,034 for years ended September 30, 2021 and 2020, respectively

In October 2019, the Company entered into a sponsorship agreement with Feld Motor Sports to be an official sponsor of the Monster Energy Cup events, the United States AMA Supercross, the FIM World Championship events and US Supercross Futures event through 2021. The sponsorship includes various media, marketing, and promotion activities. The payments in aggregate are $1,750,000 and are to be paid for the periods ending: December 2019 - $150,000, December 2020 -$800,000 and December 2021 - $800,000. In light of the impact of COVID-19 on these events, both parties entered into an amendment to the sponsorship agreement during October 2020. The revised total aggregate payments are $1,013,625 during the term of the contract, ending May 2021, and are to be paid for periods ending: 2019 Season - $150,000, 2020 Season - $503,625 and December 2021 - $360,000. The Company has recorded expenses related to this agreement of $360,003 and $666,831 for the years ended September 30, 2021 and 2020, respectively.

In May 2021, cbdMD signed an exclusive sponsorship agreement to be the Official CBD Partner of the NOBULL CrossFit Games in 2021.

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, of which $96,880 a long term note payable at September 30, 2021. Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $12,105 is a long term note payable at September 30, 2021. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

NOTE 13 – PAYCHECK PROTECTION PROGRAM LOAN

In April 2020, The Company applied for an unsecured loan pursuant to the PPP administered by and authorized by the CARES Act. Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program. On April 27, 2020, the Company received the loan from Truist Bank (the “Lender”) in the principal amount of $1,456,100. The SBA Loan is evidenced by a promissory note issued by the Company (the “Promissory Note”) to the Lender. During May of 2021, the Company received notice from the SBA the loan principal and any accrued interest was completely forgiven. This gain is reflected within Other Income (Expenses) on the consolidated statements of operations.

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

At September 30, 2020 the balance in accounts receivable related to discontinued operations was $447,134, which reflects payments made and an impairment of $45,783. At September 30, 2021 the balance in accounts receivable related to discontinued operations totaled $10,967.

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

Year Ended
September 30,
2021
Total Operating Lease Costs	$1,547,133

Supplemental cash flow information related to operating leases is summarized as follows:

Year Ended
September 30,
2021
Cash paid for amounts included in the measnurement of operating lease liabilities	$1,469,834

As of September 30, 2021, our operating leases had a weighted average remaining lease term of 4.82 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of September 30, 2021 are summarized as follows:

For the year ended September 30,
2022	$1,405,887
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	6,740,512
Less interest	(730,304)
Total lease liabilities	$6,010,208

Future minimum lease payments (including interest) under non-cancelable operating leases as of September 30, 2020 are summarized as follows:

For the year ended September 30,
2021	1,469,834
2022	1,405,887
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	$8,210,346
Less interest	(1,041,040)
Total lease liabilities	$7,169,306

NOTE 16 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Year Ended
	September 30,	September 30,
	2021	2020
Basic:
Net income (loss) continuing operations	$(23,394,889)	$12,651,256
Preferred dividends paid	2,554,609	366,850
Net income (loss) continuing operations adjusted for preferred dividend	(25,949,498)	12,284,406
Net income (loss) discontinued operations	-	(48,983)
Net income (loss) attributable to cbdMD Inc. common shareholders	(25,949,498)	12,235,423

Diluted:
Net income (loss) continuing operations	(25,949,498)	12,651,256
Net income (loss) discontinued operations	-	(48,983)
Net income (loss)	(25,949,498)	12,602,273

Shares used in computing basic earnings per share	54,938,128	44,140,360
Effect of dilutive securities:
Options	-	19,904
Warrants	-	177,910
Convertible preferred shares	-	833,500
Shares used in computing diluted earnings per share	54,938,128	45,171,674

Earnings per share Basic:
Continued operations	(0.47)	0.28
Discontinued operations	-	-
Basic earnings per share	(0.47)	0.28

Earnings per share Dliuted:
Continued operations	(0.47)	0.28
Discontinued operations	-	-
Diluted earnings per share	(0.47)	0.28

At the year ended September 30, 2021, 4,175,417 potential shares underlying options, unvested RSUs and warrants as well as 8,335,000 convertible preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 17 – INCOME TAXES

The Company generated operating losses for the years ended September 30, 2021 and 2020 on which it has recognized a full valuation allowance. The Company accounts for is state franchise and minimum taxes as a component of its general and administrative expenses.

The following table presents the components of the provision for income taxes from continuing operations for the fiscal years ended September 30, 2021 and 2020:

	Years Ended September 30,
	2021	2020
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	(895,000)	(1,345,300)
State	-	-
Total deferred	(895,000)	(1,345,300)
Total provision	$(895,000)	$(1,345,300)

A reconciliation for the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended September 30,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.8	(1.1)
Permanent differences	1.5	3.1
Contingent derivative expense	(5.8)	55.3
Limitation on net operating losses	-	21.3
Change in valuation allowance	(13.8)	(0.9)
Benefit from (provision for) income taxes	3.7%	(11.9)%

Significant components of the Company’s deferred income taxes are shown below:

	Years Ended September 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$9,160,000	$5,914,000
ROU - Liability	1,342,000	1,594,000
Capital loss carryforward	716,000	616,000
Allowance for doubtful accounts	1,000	5,000
Stock compensation	1,107,000	691,000
Investments	444,000	685,000
Accrued expenses	165,000	370,000
Inventory reserve	16,000	20,000
Capitalized expenses	52,000	60,000
Charitable contributions	43,000	42,000

Total deferred tax assets	13,046,000	9,997,000

Deferred tax liabilities:
Prepaid Expenses	(219,000)	(434,000)
Management fees	-	-
ROU - Assets	(1,254,000)	(1,520,000)
Intangibles	(4,481,000)	(4,650,000)
Fixed assets	(162,000)	(709,000)
Total deferred tax liabilities	(6,116,000)	(7,313,000)
Net deferred tax assets	6,930,000	2,684,000
Valuation allowance	(6,930,000)	(3,579,000)

Net deferred tax liability	$-	$(895,000)

Net deferred tax liability

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

The total valuation allowance increased by $3,351,000 and decreased by $97,000 as of September 30, 2021 and 2020, respectively.

At September 30, 2021, the Company has utilizable NOL carryforwards of approximately $40.7 million which for federal purposes will carryforward indefinitely.

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

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles ("naked credits"). At September 30, 2020, the company had recorded $895,000 of deferred liabilities related to the naked credits. During the year ended September 30, 2021, the Company generated enough indefinite life deferred tax assets from post-merger NOLs to reduce the naked credits to zero during the year and continue to record a valuation allowance on remaining DTAs. As a result, the Company decreased the deferred tax liability from $895,000 to $0 and a recorded a deferred tax benefit of $130,000 for the quarter and $895,000 for the year ended September 30, 2021 related to the reduction of the naked credits.

NOTE 18 – ACQUISITIONS

On July 22, 2021, the Company entered into an asset purchase agreement with Twenty Two Capital, LLC (“Twenty Two”) to acquire substantially all the assets of the business operating as directcbdonline.com. The Company acquired the assets for the consideration of $2,000,000 and up to 600,000 shares of the Company’s restricted common stock. At the closing, $200,000 of the cash purchase price was deposited into escrow pending possible post-closing adjustments and indemnity provisions. In addition, at closing, the Company issued Twenty Two 300,000 shares of the Company’s common stock, 100,000 shares of the Company’s common stock to be issued to Twenty Two on or before January 31, 2023, less any amounts setoff against such shares for indemnification claims pending against or paid by the Company under the asset purchase agreement and a remaining 200,000 shares shall be issued to Twenty Two on or before 60th day following the first year anniversary of the Closing subject to certain earn out provisions provided under the asset purchase agreement. The shares are subject to a 180 day lock up agreement subject to certain limited transfers which will also be subject to the lock up.

The initial 300,000 shares issued and 100,000 indemnification holdback shares had a carrying value of $1,064,000 and are included in additional paid in capital in the consolidated balance sheet.

The fair value of the 200,000 earnout shares was determined using a two-factor Monte Carlo simulation using Risk Neutral Geometric Brownian Motion, along with volatility and discounts rates to be applied to revenue projections, share price and earnout settlement value. The earnout shares were valued at $488,529 and are included in contingent liability in the consolidated balance sheet.

The following table presents the final purchase price allocation:

Consideration	$3,552,529

Assets Acquired:

Undeposited Funds	$18,155
Inventory	79,895
Inventory - Prepaid Shipping	31,094
Property and equipment, net	5,000
Intangible Assets	3,418,383
Total assets aquired	$3,552,529

NOTE 19 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2021 to the date the consolidated financial statements were issued.

In October 2021, the Company issued 25,000 RSUs to an executive officer that vests January 1, 2022. In addition, the Company issued 75,000 options that vest on October 1, 2022. The stock awards were valued at the fair market price of $141,100 upon issuance and amortized over the individual vesting periods.

In October 2021, the Company issued 5,000 RSUs to an employee. The stock awards was valued at the fair market price of $9,800.

In November 2021, the Company issued up to 120,000 RSUs to an employee. During the twelve month period ending December 31, 2022, the employee shall receive RSUs that are dependant upon a minimum $3 million of net sales and up to $8 million generated by the employee through accounts established and opened by the employee. The shares will be subject to meeting the minimum $3 million of net sales as well as to calculations including volume-weighted average stock price minimum and maximum.

