Form 10-Q
period 2021-12-31
cbdMD, Inc.
filed 2022-02-10
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

58,902,970 shares of common stock are issued and outstanding as of February 10, 2022.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2021” refers to the year ended September 30, 2021, “fiscal 2022” refers to the fiscal year ending September 30, 2022, “first quarter of 2021” refers to the three months ended December 31, 2020, and “first quarter of 2022” refers to the three months ended December 31, 2021.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	material risks associated with our overall business, including:

•	our history of losses;

•	the continuing impact of COVID-19 on our company;

•	our reliance to market to key digital channels;

•	our ability to acquire new customers at a profitable rate;

•	our reliance on third party raw material suppliers and manufacturers and compounders;

•	our reliance on third party compliance with our supplier verification program and testing protocols; and

•	risks associated with the implementation of our enterprise resource planning system (ERP) to Accumatica.

•	material risks associated with regulatory environment for CBD, including:

•	change in federal laws as well as FDA or DEA interpretation of existing regulation;

•	change in state laws pertaining to industrial hemp;

•	costs to us for compliance with laws and the risks of increased litigation; and

•	possible changes in the use of CBD.

•	material risks associated with the ownership of our securities, including;

•	the impact of changes in the fair value of our contingent liabilities associated with the Earnout Shares;

•	dilution to our shareholders upon the issuance of the Earnout Shares;

•	time devoted to our company by one of our co-Chief Executive Officers;

•	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;

•	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series A Convertible Preferred Stock; and

•	voting control held by our directors and their affiliates.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward- looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on December 17, 2021 (the “2021 10-K”) as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND SEPTEMBER 30, 2021

	(Unaudited)
	December 31,	September 30,
	2021	2021
Assets

Current assets:
Cash and cash equivalents	$19,696,919	$26,411,424
Accounts receivable	1,108,818	1,113,372
Accounts receivable – discontinued operations	2,625	10,967
Marketable securities	-	33,351
Investment other securities	1,000,000	1,000,000
Inventory	4,867,208	5,021,867
Inventory prepaid	559,708	551,519
Prepaid sponsorship	895,070	1,212,682
Prepaid expenses and other current assets	1,548,181	1,147,178
Total current assets	29,678,529	36,502,360

Other assets:
Property and equipment, net	2,504,220	2,561,574
Operating lease assets	5,296,943	5,614,960
Deposits for facilities	407,708	529,583
Intangible assets	18,666,612	23,003,929
Goodwill	42,772,685	56,670,970
Total other assets	69,648,168	88,381,016

Total assets	$99,326,697	$124,883,376

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND SEPTEMBER 30, 2021

(continued)

	(Unaudited)
	December 31,	September 30,
	2021	2021
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$3,673,855	$2,978,914
Accrued expenses	1,909,139	2,727,612
Operating leases – current portion	1,117,236	1,151,150
Note payable	60,468	59,470
Total current liabilities	6,760,698	6,917,146

Long term liabilities:
Long term liabilities	93,489	108,985
Operating leases - long term portion	4,571,510	4,859,058
Contingent liability	3,501,000	9,856,000
Total long term liabilities	8,165,999	14,824,043

Total liabilities	14,926,697	21,741,189

Shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 58,277,970 and 57,783,340 shares issued and outstanding, respectively	58,278	57,783
Additional paid in capital	177,835,993	176,417,269
Accumulated deficit	(93,499,271)	(73,337,865)
Total shareholders' equity	84,400,000	103,142,187

Total liabilities and shareholders' equity	$99,326,697	$124,883,376

See Notes to Condensed Consolidated Financial Statements

 cbdMD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THR THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2021	2020

Gross Sales	$9,856,767	$13,131,946
Allowances	(534,945)	(803,643)
Total Net Sales	9,321,822	12,328,303
Cost of sales	4,328,310	3,430,274
Gross Profit	4,993,512	8,898,028

Operating expenses	11,955,284	10,657,973
Impairment of Goodwill and other intangible assets	18,183,285	-
Loss from operations	(25,145,057)	(1,759,945)
Realized and Unrealized (loss) gain on marketable and other securities, including impairments	(33,351)	542,710
Increase (decrease) of contingent liability	5,950,000	(8,500,000)
Other income	70,738	-
Interest expense	(3,234)	(10,386)
Loss before provision for income taxes	(19,160,904)	(9,727,621)

Benefit for income taxes	-	332,000
Net Loss from continuing operations	(19,160,904)	(9,395,621)
Net Loss	(19,160,904)	(9,395,621)
Preferred dividends	1,000,502	100,050

Net Loss attributable to common shareholders	$(20,161,406)	$(9,495,671)

Net Loss per share:
Basic earnings per share	(0.35)	(0.18)
Diluted earnings per share	(0.35)	(0.18)
Weighted average number of shares Basic:	57,825,367	52,130,870
Weighted average number of shares Diluted:	57,825,367	52,130,870

See Notes to Condensed Consolidated Financial Statements

7

cbdMD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2021	2020

Net Loss	$(19,160,904)	$(9,395,621)
Comprehensive Loss	(19,160,904)	(9,395,621)

Preferred dividends	(1,000,502)	(100,050)
Comprehensive Income (Loss) attributable to common shareholders	$(20,161,406)	$(9,495,671)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(19,160,904)	$(9,395,621)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	505,466	248,894
Restricted stock expense	508,754	15,279
Marketing stock amortization	220,000	-
Issuance of stock / warrants for service	-	35,712
Inventory and materials impairment	878,142	-
Depreciation and amortization	340,701	232,658
Impairment of Goodwill and other Intangible Assets	18,183,285	-
Increase/(Decrease) in contingent liability	(5,950,000)	8,500,000
Realized and unrealized loss of Marketable and other securities	33,350	(542,709)
Termination benefit	-	305,326
Amortization of operating lease asset	318,017	304,080
Changes in operating assets and liabilities:
Accounts receivable	4,554	(110,072)
Deposits	121,875	24,000
Inventory	(723,483)	219,859
Prepaid inventory	(8,189)	(48,184)
Prepaid expenses and other current assets	(303,391)	(310,268)
Accounts payable and accrued expenses	(127,254)	(1,500,755)
Operating lease liability	(321,462)	(237,952)
Deferred revenue / customer deposits	3,723	(22,701)
Collection on discontinued operations accounts receivable	8,342	422,417
Deferred tax liability	-	(332,000)
Cash from operating activities	(5,468,475)	(2,192,038)
Cash flows from investing activities:
Proceeds from sale of other investment securities	-	540,000
Purchase of property and equipment	(231,030)	(93,294)
Cash from investing activities	(231,030)	446,706
Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	15,798,115
Note payable	(14,498)	(13,564)
Preferred dividend distribution	(1,000,502)	(100,050)
Cash from financing activities	(1,015,000)	15,684,500
Net (decrease) increase in cash	(6,714,505)	13,939,168
Cash and cash equivalents, beginning of period	26,411,424	14,824,644
Cash and cash equivalents, end of period	$19,696,919	$28,763,812

Supplemental Disclosures of Cash Flow Information:

	2021	2020

Cash Payments for:
Interest expense	$3,234	$3,672

Non-cash financial/investing activities:
Issuance of Contingent earnout shares:	$405,000	$-
Warrants issued to representative	$-	$254,950

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

					Additional	Other
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, September 30, 2021	57,783,340	$57,783	5,000,000	5,000	$176,417,269	$-	$(73,337,865)	$103,142,187
Issuance of Common stock	494,630	495	-		404,505	-	-	405,000
Issuance of options for share based compensation	-	-	-		505,466	-	-	505,466
Issuance of restricted stock for share based compensation	-	-	-		508,754	-	-	508,754
Preferred dividend	-	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Income (loss)	-	-	-	-	-	-	(19,160,904)	(19,160,904)
Balance, December 31, 2021	58,277,970	$58,278	5,000,000	5,000	$177,835,993	$-	$(93,499,271)	$84,400,000

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

(Unaudited)

					Additional	Other
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, September 30, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	$-	$(47,388,367)	$79,182,048
Issuance of Preferred Stock	-	-	2,300,000	2,300	15,795,815	-	-	15,798,115
Issuance of options for share based compensation	-	-	-	-	219,875	-	-	219,875
Issuance of restricted stock for share based compensation	-	-	-	-	15,279	-	-	15,279
Preferred dividend	-	-	-	-	-	-	(100,050)	(100,050)
Net Income (loss)	-	-	-	-	-	-	(9,395,621)	(9,395,621)
Balance, December 31, 2020	52,130,870	$52,131	2,800,000	$2,800	$142,548,753	$-	$(56,884,038)	$85,719,646

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 sand 2020

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers in April of 2019, the Company issued 15,250,000 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 8,750,000 of the shares vest over a five-year period and are subject to a voting proxy agreement, as well as to issue another 15,250,000 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals (the “Earnout Rights”) being achieved within five years from the closing of the Mergers.

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD is a natural substance produced from the hemp plant. The products manufactured by the Company comply with the 2018 Farm Bill - our full spectrum products contain trace amounts of THC under the 0.03% by dry weight limit in the 2018 Farm Bill while our broad spectrum products are non-psychoactive as they do not contain detectable levels of tetrahydrocannabinol (THC).

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

In July 2021, the Company acquired the assets of Twenty Two Capital, LLC (“Twenty Two”) d/b/a directcbdonline.com (“DCO”). This business operates a CBD marketplace through directcbdonline.com. In addition to the revenue contribution from the business the Company believes this acquisition will provide additional insight on consumer data and industry trends.

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2021 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2021 as reported in the 2021 10-K have been omitted.

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

Accounts Receivable and Accounts Receivable Other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of December 31, 2021 and September 30, 2021, we had an allowance for doubtful accounts of $12,831 and $3,633, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.6% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At December 31, 2021, the receivable from payment processors included approximately $139,426 for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

Property and Equipment

Property and equipment items are stated at cost less accumulated depreciation. Expenditures for routine maintenance and repairs are charged to operations as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for manufacturing equipment and automobiles and three years for software, computer, and furniture and equipment. The useful life for leasehold improvements are over the term of the lease, or the remaining economic life of the asset, whichever is shorter. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statements of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

In performing a goodwill test, the Company performs a qualitative evaluation and if necessary, a quantitative evaluation. Factors considered in the qualitative test include specific operating results as well as new events and circumstances impacting the operations or cash flows of the business acquired. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of the business to the respective fair value. The Company determines the fair value of its acquired business using a combination of income- based and market-based approaches and incorporates assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows while the market-based approach utilizes market multiples. These approaches are dependent upon internally developed forecasts that are based upon annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective acquired business and in the internally developed forecasts. The Company has analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, has determined that is it more likely than not that an impairment loss has occurred. See Note 5 more further information on the impairment testing procedures performed.

Intangible Assets

The Company’s intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non- amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an annual impairment analysis as of August 1 of each fiscal year on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company has analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, has determined that is it more likely than not that an impairment loss has occurred. See Note 5 more further information on the impairment testing procedures performed. The Company monitors indefinite lived intangibles periodically to determine that the indefinite life continues to be appropriate. See Note 5 for further information regarding changes to indefinite lived assets at December 31, 2021.

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

The Company recognized both the fixed number of shares to be issued, and the variable number of shares to be potentially issued, as contingent liabilities on its consolidated balance sheets. These contingent liabilities were recorded at fair value upon the acquisition date and are remeasured quarterly based on the reassessed fair value as of the end of that quarterly reporting period. Additionally, as the fixed shares were issued on April 19, 2019, the value of the shares at that time, in the amount of $53,215,163, was reclassified from contingent liability to additional paid in capital on the consolidated balance sheet. The first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 shares were issued on February 27, 2020. The value of the issued Earnout Shares as of February 27, 2020 was $4,620,000 and the decrease in value of $6,924,503 from December 31, 2019 related to those shares was recorded in the Statement of Operations for the three months ended March 31, 2020. Additionally, as the 5,127,792 Earnout Shares were issued on February 27, 2020, the value of the shares in the amount of $4,620,000 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second marking period for the Earnout Shares ended December 31, 2020 and based on measurement criteria, 3,348,520 Earnout Shares were issued on March 8, 2021. The second marking period shares increased in value by $3,100,012 during the quarter through the time of issuance and had a value of $11,271,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The first quarter of the third marking period ended on March 31, 2021 and based on the measurement criteria an additional 562,278 Earnout Shares had been earned and issued in May of 2021. These shares deceased in value by $522,104 during the quarter through the time of issuance and had a value of $1,329,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second quarter of the third marking period ended on June 30, 2021 and based on the measurement criteria an additional 503,275 Earnout Shares had been earned and issued in August of 2021. These shares deceased in value by $222,442 during the quarter through the time of issuance and had a value of $920,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The third quarter of the third marketing period ended on September 30, 2021 and based on the measurement criteria an additional 466,713 Earnout Shares had been earned and issued in December 2021. These shares decreased in value by $366,841 during the quarter through the time of issuance and had a value of $405,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

For the three months ended December 31, 2021, the remaining contingent liabilities associated with the business combination, after the issuance of the third quarter of the third marking period Earnout Shares, were decreased by $6,101,000 to reflect their reassessed fair values as of December 31, 2021. This decrease is reflective of a change in value of the variable number of shares from September 30, 2021. In aggregate, the Company recorded income of $5,695,000 for the three months ended December 31, 2021 between the decrease in the value of the third marking period Earnout Shares and the decrease in value of the remaining contingent liabilities. In May 2020, and subsequently in June 2021 and December 2021, the Company updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 6 would be met. The primary catalyst for the $6,101,000 decrease in contingent liabilities is the change in the Company’s common share price between September 30, 2021 to December 31, 2021 from $2.08 per share to $1.08 per share. These increases or decreases to the contingent liabilities are reflected within Other Income (Expenses) on the condensed consolidated statements of operations.

As part of the Twenty Two acquisition in July 2021, the Company has a contractual obligation to issue up to an additional 200,000 shares of it’s common stock as additional consideration, dependent upon the acquisition entity meeting future revenue targets. Under GAAP the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under GAAP the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event its estimate of the fair value of the contingent consideration changes, the Company will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2021, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $416,000. At December 31, 2021, the Company recorded a decrease in value of the contingent liability of $255,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $161,000.

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

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At December 31, 2021, the Company has no future performance obligations.

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

Revenue Recognition

The Company records revenue from the sale of its products when its customer obtains control, which is upon shipping (and is typically FOB shipping) which is when our performance obligation is met. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company currently offers a 60-day, money back guarantee.

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

A description of the Company’s principal revenue generating activities are as follows:

-	E-commerce sales - consumer products sold through the Company’s online and telephonic channels. Revenue is recognized when control of the merchandise is transferred to the customer, which generally occurs upon shipment. Payment is typically due prior to the date of shipment; and

-	Wholesale sales - products sold to the Company’s wholesale customers for subsequent resale. Revenue is recognized when control of the goods is transferred to the customer, in accordance with the terms of the applicable agreement. Payment terms vary and can typically be 30 days from the date control over the product is transferred to the customer.

The following table represents a disaggregation of revenue by sales channel:

	Three Months		Three Months
	ended		ended
	December 31,		December 31,
	2021	% of total	2020	% of total

Wholesale sales	$2,205,735	23.7%	$2,627,180	21.3%
E-commerce sales	7,116,087	76.3%	9,701,123	78.7%
Total Net Sales	$9,321,822	100.0%	$12,328,303	100.0%

Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets. The Company has no material contract assets nor contract liabilities at December 31, 2021.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $18,728,936 uninsured balance at December 31, 2021 and a $23,508,953 uninsured balance at September 30, 2021.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three months ended December 31, 2021.

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

For the three months ended December 31, 2021 and December 31, 2020 the Company recorded $(33,350) and $542,710, of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized loss in the first quarter of fiscal 2022 was a result of marking the Company’s holdings of 1,042,193 shares of Isodiol International, Inc (“Isodiol”) down to zero after Isodioal was delisted from the TSX during December 2021. The gain in the prior year was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero based on prior information related to the company’s performance and COVID-19 impacts.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). On January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000 commitment into Adara Sponsor, LLC. On February 9, 2021, the public shares of Adara began trading on the NYSE. Commencing March 24, 2021, holders of the 11,500,000 units sold in the Adara’s initial public offering could elect to separately trade shares of the Adara Class A common stock and warrants included in the units. The shares of Class A common stock and warrants that were separated now trade on NYSE American LLC under the symbols “ADRA” and “ADRA WS”, respectively. On December 31, 2021,the Company’s implied, indirect ownership in Adara represented 4.4% (633,988 shares) and 10.1% (1 million) of the warrants. As of December 31, 2021, ADRA stock closed at $9.79 while ADRA WS closed at $0.49.

Adara’s focus of targets to pursue for the business combination are expected to be in the consumer products industry including business in the health and wellness, ecommerce, discretionary spending, information technology sectors and related channels of distribution. While Adara is currently a listed company, the Company’s investment is in Adara Sponsor, LLC and consequently the Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the investment, the Company used the value paid, which was the price offered to all third-party investors. The Company assessed the common stock and determined there was not an impairment for the period ended December 31, 2021.

The table below summarized the assets valued at fair value as of December 31, 2021:

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable	Total Fair Value
	and Liabilities	Inputs	Inputs	at December 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Investment other securities	$-	$-	$1,000,000	$1,000,000

	(Level 1)	(Level 2)	(Level 3)	2021
Balance at September 30, 2021	33,351	-	1,000,000	1,033,351
Change in value of equities	(33,351)		-	(33,351)
Additional Investment	-		-	-
Balance at December 31, 2021	$-	$-	$1,000,000	$1,000,000

NOTE 3 – INVENTORY

Inventory at December 31, 2021 and September 30, 2021 consists of the following:

	December 31,	September 30,
	2021	2021
Finished Goods	$3,163,799	$3,362,897
Inventory Components	1,704,055	1,729,176
Inventory Reserve	(646)	(70,206)
Inventory prepaid	559,708	551,519
Total Inventory	$5,426,916	$5,573,386

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the three months ended December 31, 2021. At the end of the quarter ended December 31, 2021, the Company wrote down inventory of $878,142, primarily related to a rationalization of a number of product lines and stock keeping units ("SKUs") at the end of the quarter, as we are working to streamline our offering to higher velocity products and eliminate slow-moving and aging SKUs.

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	September 30,
	2021	2021
Computers, furniture and equipment	$635,287	$549,910
Manufacturing equipment	2,968,838	2,968,838
Leasehold improvements	1,016,273	870,621
Automobiles	35,979	35,979
	4,656,377	4,425,348
Less accumulated depreciation	(2,152,157)	(1,863,774)
Property and equipment, net	$2,504,220	$2,561,574

Depreciation expense related to property and equipment was $288,384 and $232,806 for the three months ended December 31, 2021 and 2020, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had two components of goodwill as of December 31, 2021, $54,669,997 which relates to the core cbdMD business and $2,000,973 related to the Company’s purchase of Directcbdonline.com in July of 2021. The Company performs a Step 0 goodwill impairment analysis annually following the steps laid out in ASC 350-20-35-3C. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. From time to time the Company also evaluates goodwill impairment on a quarterly basis if any triggering events have occurred that would require such analysis. The Company performed a Step 0 goodwill impairment analysis on consolidated goodwill and determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $13,898,285. The Company has recorded this impairment to reduce total goodwill on its condensed consolidated balance sheets and has recorded the corresponding impairment expense on its condensed consolidated statement of operations as of December 31, 2021.

Intangible Assets

In July 2021, the Company completed the acquisition of DCO and acquired certain assets, including the trade name, domains and certain other intellectual property. The tradename will be used in marketing and branding of the website. The Company believes the trade name has a 10 year life. In addition to the trade name, DCO has a technology platform used to market to its customer and the Company believes it has a 4 year life.

On December 20, 2018, the Company completed the Mergers with Cure Based Development and acquired certain assets, including the trademark “cbdMD” and its variants and certain other intellectual property. The trademark is the cornerstone of this subsidiary and is key as the Company creates and distributes products and continue to build this brand. The Company believed the trademark did not have limits on the time it would contribute to the generation of cash flows and therefore identified these as indefinite lived intangible assets.

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

As of December 31, 2021, the Company has re-assessed the “cbdMD” and “HempMD” trademarks and have determined that the trademarks should be classified as definite lived intangible assets with useful lives of 20 years versus indefinite lived intangible assets. The Company used a variety of factors in determining the reclassifications and have made the reclassifications following guidance prescribed by ASC 350-30-35-17, which states that when a reporting entity subsequently determines that in indefinite-lived intangible asset has a finite useful life, the reporting entity should test the asset for impairment as an indefinite lived asset prior to commencing amortization. As of December 31, 2021, the Company has prepared a tradename impairment analysis in accordance with ASC 350 and has determined that the “cbdMD” trademark was impaired by $4,285,000. The Company has recorded this impairment charge as a reduction in the carrying value of the intangible assets on its condensed consolidated balance sheets with the corresponding impairment expense recorded on its condensed consolidated statements of operations. The Company will begin prospectively amortizing the trademarks over their useful lives of 20 years as of January 2022.

Intangible assets as of December 31, 2021 and September 30, 2021 consisted of the following:

	December 31,	September 30,
	2021	2021
Indefinite lived:
Trademark related to cbdMD	$17,300,000	$21,585,000
Trademark for HempMD	50,000	50,000
Definite lived intangible assets:
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Amortization of definite lived intangible assets:	(100,799)	(48,482)
Total	$18,666,612	$23,003,929

NOTE 6 – Contingent Consideration

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

The issuance of the initial 15,250,000 shares and the 15,250,000 Earnout Shares were approved by the Company’s shareholders in April 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $ 53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares were issued on February 27, 2020 and had a value of $4,620,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second marking period for the Earnout Shares was December 31, 2020 and based on measurement criteria, 3,348,520 Earnout Shares were issued on March 8, 2021 and had a value of $11,271,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The first quarter of the third marking period ended on March 31, 2021 and based on the measurement criteria an additional 562,278 Earnout Shares had been earned and issued in May of 2021. These shares deceased in value by $522,104 during the quarter through the time of issuance and had a value of $1,329,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second quarter of the third marking period ended on June 30, 2021 and based on the measurement criteria an additional 503,275 Earnout Shares had been earned and issued in August of 2021. These shares decreased in value by $222,442 during the quarter through the time of issuance and had a value of $920,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The third quarter of the third marketing period ended on September 30, 2021 and based on the measurement criteria an additional 466,713 Earnout Shares were earned and issued in December 2021. These shares decreased in value by $366,841 during the quarter through the time of issuance and had a value of $405,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability. The value of the contingent liability was $3,340,000 and $9,440,000 at December 31, 2021 and September 30, 2021, respectively.

As part of the Twenty Two acquisition in July 2021, the Company has a contractual obligation to issue up to an additional 200,000 shares of it’s common stock as additional consideration, dependent upon the acquisition entity meeting future revenue targets. Under GAAP the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under GAAP the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event its estimate of the fair value of the contingent consideration changes, the Company will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2021, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $416,000. At December 31, 2021, the Company recorded a decrease in value of the contingent liability of $255,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $161,000.

In November of 2021 the Company entered into a contractual obligation to issue up to 120,000 RSUs to an employee. During the twelve month period ending December 31, 2022, the employee shall receive RSUs that are dependent upon a minimum $3 million and up to $8 million of net sales generated by the employee through accounts established and opened by the employee. The shares will be subject to meeting the minimum $3 million of net sales as well as to calculations including volume-weighted average stock price minimum and maximum. As of December 31, 2021 the estimated revenue target to be met by the employee through December 31, 2022 was below the minimum threshold for earning RSUs, and therefore, the Company recorded a zero liability related to this contingent liability at December 31, 2021. The Company will continue to assess the fair value of this liability each reporting period until the settlement date.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company, as noted in Note 2, and a number of its affiliates have invested into Adara through Adara Sponsor. Martin Sumichrast, the Company’s co-CEO, is also CEO of Adara.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 and 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2021 and September 30, 2021, respectively.

The total amount of preferred dividends declared and paid were $1,000,502 and $100,050, respectively, for the three months ended December 31, 2021 and 2020.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 58,277,970 and 57,783,340 shares of common stock issued and outstanding at December 31, 2021 and September 30, 2021, respectively.

Preferred stock transactions:

The Company had no preferred stock transaction in the three months ended December 31, 2021.

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

Common stock transactions:

In the three months ended December 31, 2021:

On December 28, 2021 the Company issued 466,713 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

Stock option transactions:

In the three months ended December 31, 2021:

In October 2021, the Company granted an aggregate of 75,000 common stock options to an executive officer. These options vest on October 1, 2022. The Company has recorded an expense for these options of $2,302 for the three and months ended December 31, 2021.

In the three months ended December 31, 2020:

In October 2020, the Company granted an aggregate of 350,000 common stock options to an executive officer. The options vest in three equal tranches, the first on October 1, 2021, the second on October 1, 2022 and the third on October 1, 2023, and have an exercise price of $3,50, $5.00, and $6.50 per share and a term of 5 years. The Company has recorded an expense for these options of $31,054 for both the three months ended December 31, 2021 and 2020, respectively.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the three months ended December 31, 2021 and 2020:

	2021	2020
Weighted average exercise price	$1.96	$5.11
Risk free interest rate	0.93%	0.16%
Volatility	101.62%	100.72%
Expected term	3 Years	4 years
Divident yield	None	None

Warrant Transactions:

The Company has no warrant transactions during the three month ended December 31, 2021.

In the three months ended December 31, 2020:

In December 2020 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 150,502 shares of common stock with an exercise price of $3.74. The warrants expire on December 8, 2025.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the three months ended December 31, 2021 and 2020:

	2021	2020
Weighted average exercise price	$-	$3.74
Risk free interest rate	-	0.39%
Volatility	-	103.42%
Expected term	-	2.75 years
Divident yield	-	None

NOTE 9 – STOCK BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Board of Directors of the Company approved the 2015 Equity Compensation Plan (“2015 Plan”). The 2015 Plan initially made 1,175,000 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the 2015 Plan shall automatically increase on the first trading day of October each calendar year during the term of the 2015 Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in September of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 100,000 shares of common stock. On April 19, 2019, shareholders approved an amendment to the 2015 Plan and increased the number of shares available for issuance under the 2015 Plan to 2,000,000 and retained the annual evergreen increase provision of the plan.

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

The following table summarizes stock option activity under both plans for the three months ended December 31, 2021:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2021	2,702,500	$4.42	5.18	$-
Granted	75,000	1.96		-
Exercised	-	-
Forfeited	(170,000)	4.52
Outstanding at December 31, 2021	2,607,500	4.34	5.02	-

Exercisable at December 31, 2021	1,390,001	$4.96	5.21	$-

As of December 31, 2021, there was approximately $1,270,787 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.1 years.

Restricted Stock Award transactions:

In October 2021 the Company issued 5,000 shares of restricted stock awards to an employee, which vested immediately upon issuance.

In October 2021 the Company issued 25,000 shares of restricted stock awards to an executive officer, subject to a four month vesting schedule.

In November 2021, the Company issued 120,000 shares of restricted stock awards to an employee, subject to certain revenue performances metrics through December 2022 as outlined in Note 6.

In October 2020, the Company issued 50,000 of restricted stock awards to an executive officer. The restricted stock vests in three equal tranches, the first of which vests on October 1, 2021, on the second on October 1, 2022 and the third on October 1, 2023 and were valued at fair market value upon issuance at $100,000 which will be amortized over the vesting period.

The Company recognized $508,754 and $15,278 of restricted stock compensation expense for the three months ended December 31, 2021 and 2020, respectively.

NOTE 10 – WARRANTS

Transactions involving the Company equity-classified warrants for the three months ended December 31, 2021 and 2020 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2021	660,417	$4.60	3.05	$-
Granted	-	-		-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2021	660,417	4.60	2.79	-

Exercisable at December 31, 2021	660,417	$4.60	2.79	$-

The following table summarizes outstanding common stock purchase warrants as of December 31, 2021:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $4.00 per share	70,500	4.00	September 2022
Exercisable at $7.50 per share	100,000	7.50	October 2022
Exercisable at $4.375 per share	51,429	4.375	September 2023
Exercisable at $7.50 per share	60,000	7.50	May 2024
Exercisable at $3.9125 per share	47,822	3.9125	October 2024
Exercisable at $1.25 per share	36,682	1.25	January 2025
Exercisable at $3.74 per share	150,502	3.74	December 2025
Exercisable at $3.75 per share	143,482	3.75	June 2026
	660,417	$4.60

NOTE 11 COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, requirements to provide production days for advertising creation and attendance of meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, the Company and professional athlete mutually agreed to suspend payments from March 2020 through June 2020. Effective July 1, 2020, the parties entered into a new endorsement agreement amending certain of the contract terms which superseded the original agreement. Under the current endorsement agreement potential payments to the professional athlete are as follows from July 2020 to December 2022 – up to $2,867,000 to be paid in common stock in three issuances, based on a Volume Weighed Average Price (“VWAP”) calculation, of which the last two issuances can be paid in cash at the Company’s option - $1,400,000 paid in July 2020, $800,000 paid between July 2021 and December 2021, and $667,000 paid between July 2022 and December 2022. The Company will make monthly cash payments as follows from: July 2020 to December 2020 - $40,000, from January 2021 to June 2021 - $50,000, from July 2021 to December 2021 - $75,000, from January 2022 to June 2022 - $85,000, and from July 2022 to December 2022 - $100,000. In March 2021, the parties entered into an additional amendment to the endorsement agreement whereby the Company issued the professional athlete 180,000 common shares to completely satisfy the $800,000 payment options between July 2021 and December 2021. The Company has recorded expense of $422,309 and $253,700 for the three months ended December 31, 2021 and 2020, respectively. In January of 2022, the parties entered into an additional amendment to the endorsement agreement, whereby the Company has foregone certain rights to logo wearing during events while retaining other performance of the athlete through December 2024. In exchange for change in obligations and term, the parties re-amortized the balance owed during 2022 through 2024, including issuing 320,000 of the Company’s common stock as part of the total compensation. See Note 18 - Subsequent Events.

In May 2021, cbdMD signed an exclusive sponsorship agreement to be the Official CBD Partner of the NOBULL CrossFit Games in 2021.

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, of which $83,730 is a long term note payable at December 31, 2021.Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $9,758 is a long term note payable at December 31, 2021. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

NOTE 13 – PAYCHECK PROTECTION PROGRAM LOAN

In April 2020, the Company applied for an unsecured loan pursuant to the PPP administered by and authorized by the CARES Act. Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program. On April 27, 2020, the Company received the loan from Truist Bank (the “Lender”) in the principal amount of $1,456,100. The SBA Loan is evidenced by a promissory note issued by the Company to the Lender. During May of 2021, the Company received notice from the SBA the loan principal and any accrued interest was completely forgiven.

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

The balance in accounts receivable related to discontinued operations was $2,625 and $24,717 at December 31, 2021 and 2020, respectively.

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
2021
Total Operating Lease Costs	$386,783

Supplemental cash flow information related to operating leases is summarized as follows:

Three Months
Ended
December 31,
2021
Cash paid for amounts included in the measnurement of operating lease liabilities	$390,227

As of December 31, 2021, our operating leases had a weighted average remaining lease term of 4.62 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of December 31, 2021 are summarized as follows:

For the year ended September 30,
2022	$1,015,660
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	6,350,285
Less interest	(661,539)
Total lease liabilities	$5,688,746

NOTE 16 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended
	December 31,	December 31,
	2021	2020
Basic:
Net income (loss) continuing operations	$(19,160,904)	$(9,395,621)
Preferred dividends paid	1,000,502	100,050
Net income (loss) continuing operations adjusted for preferred dividend	(20,161,406)	(9,495,671)
Net income (loss) attributable to cbdMD Inc. common shareholders	(20,161,406)	(9,495,671)

Diluted:
Net income (loss) continuing operations	(20,161,406)	(9,395,621)
Net income (loss)	(20,161,406)	(9,395,621)

Shares used in computing basic earnings per share	57,825,367	52,130,870
Effect of dilutive securities:
Options	-	-
Warrants	-	-
Convertible preferred shares	-	-
Shares used in computing diluted earnings per share	57,825,367	52,130,870

Earnings per share Basic:
Continued operations	(0.35)	(0.18)
Discontinued operations	-	-
Basic earnings per share	(0.35)	(0.18)

Earnings per share Dliuted:		-
Continued operations	(0.35)	(0.18)
Discontinued operations	-	-
Diluted earnings per share	(0.35)	(0.18)

At the three months ended December 31 2021, 4,082,500 potential shares underlying options, unvested RSUs and warrants as well as 8,335,000 convertible preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. Therefore, the Company had calculated the tax provision on a discrete basis under ASC 740-270-30- 36(b) for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020. At September 30, 2021 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At December 31, 2021, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 18 – SUBSEQUENT EVENTS

In January of 2022, the Company issued 30,000 RSUs and 130,000 options to a group of employees. The RSUs vested upon issuance, having a fair market value of upon issuance of $29,250. The stock options awards will be valued at their fair market value upon issuance and amortized over the individual vesting periods.

In January of 2022 the Company entered into an amendment of an athlete’s endorsement agreement as outlined in Note 11. As part of the amendment, the Company issued 320,000 shares to the athlete valued at the fair market price of $336,000 upon issuance and will amortize over the remaining term of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended December 31, 2021 and the three month ended December 31, 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2021 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

cbdMD, Paw CBD and cbdMD Botanicals products are distributed through our e-commerce websites, third party ecommerce sites, select distributors and marketing partners as well as a variety of brick and mortar retailers. In addition we operate directcbdonline.com marketplace through its own ecommerce website.

Recent Developments

During the first quarter of 2022 we eliminated a number of product lines and SKUs as we work to streamline line our offering to higher velocity products and eliminate slow moving and aging SKUs.

During the first quarter and into the second quarter of 2022 we continued to launch a number of new products including our new line of Botanical skin care water soluble products and our functional gummies.

During January 2022 we completed a renewal of our NSF cGMP quality certification and are now NSF 455 cGMP certified.

Additionally, we earned the prestigious NSF product certification for our soft gel products and received the NSF certified for Sport for our 500mg and 1000mg sleep softgels and 1500mg and 3000mg soft gels.

During the second quarter of 2022 we have taken steps to right size our cost structure to our current revenue base and have identified approximately $10 million in annual run rate cost savings that we are implementing during the second and third quarters of 2022.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2021 and beyond:

•

Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy, absorption and claims. We regularly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands.. In September 2021 we launched a new line of full spectrum tinctures and softgels. We have a robust pipeline of products to launch during fiscal 2022. In December we launched our new line of Botanical skincare as well as water soluble CBD. In February 2022 we launched our line of functional gummies and curcumin capsules.

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

•

International Expansion: We continue to explore sales into markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are gaining market share in Central America through our sanitary registrations and are focused on expanding our E-commerce business to consumers in the U.K. At the end of December 2020, we announced the expansion of our direct-to-consumer operations into the United Kingdom (U.K.) which allows U.K. consumers to shop for our products online, with all orders shipping directly from a U.K. with based warehouse. In March 2021, we officially filed our Novel Food Application with the United Kingdom’s Food Standards Agency (“FSA”). The Application included all of the requisite data to allow for a validated submission and thorough scientific assessment. A similar submission was simultaneously made to the European Food Safety Authority (EFSA) to ensure compliance for the European markets. During August 2021 we signed an exclusive agreement to enter Israeli Market with IM Cannabis Corp. a multi-country operator (“MCO”) in the medical and adult- use recreational cannabis sector with operations in Israel, Germany and Canada.

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

•

Acquisitions: We seek to acquire brands that we believe we can optimize through our internal digital marketing agency and supply chain platform while we broaden our product assortment and increase our total addressable market. Our scalable supply chain and fulfillment operation allows our brands to deliver an exceptional end-to-end experience to our customers in a cost-effective manner. We may acquire brands directly or through joint ventures if opportunities arise that we believe are in our best interest. In assessing potential acquisitions or investments, we expect to primarily utilize our internal resources to evaluate growth potential, the strength of the target brand, offerings of the target, as well as possible efficiencies to gain. We believe that this approach will allow us to effectively screen consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. In July 2021, we acquired directcbdonline.com and related intellectual property. We are currently not a party to any additional agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended December 31,
	2021	2020	Change
Total net sales	$9,321,822	$12,328,303	$(3,006,481)
Cost of sales	4,328,310	3,430,274	898,036
Gross profit as a percentage of net sales	53.6%	72.2%	(18.6)%
Operating expenses	11,856,322	10,657,973	1,198,349
Impairment of Goodwill and other intangible assets	18,183,285	-	18,183,285
Operating income from operations	(25,145,057)	(1,759,945)	(23,385,112)
Increase (decrease) on contingent liability	5,950,000	(8,500,000)	14,450,000
Net loss before taxes	(19,160,904)	(9,727,621)	(9,433,283)
Net loss attributable to cbdMD Inc. common shareholders	$(20,161,406)	$(9,495,671)	$(10,665,735)

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

Net Sales

	Three Months		Three Months
	Ended December		Ended December
	31,2021	% of total	31,2020	% of total
Wholesale sales	$2,205,735	23.7%	$2,627,180	21.3%
E-commerce sales	7,116,087	76.3%	9,701,123	78.7%
Total Net Sales	$9,321,822	100.0%	$12,328,303	100.0%

We had total net sales of $9,321,822 and $12,328,303 for the three months ended December 31, 2021 and 2020, respectively, resulting in a quarter over quarter decrease in net sales of $3,006,481 or 24%. This decrease is attributable to a decrease of $2,585,036 in e-commerce sales and a decrease of $421,445 in wholesale sales quarter over quarter. The year over year decline was consistent across our brands and is attributable to some softness in the overall CBD market which impacted revenue for the quarter. We also identified certain marketing investments that were not generating appropriate returns. Consequently, later in the first fiscal quarter of fiscal 2022 we added digital marketing expertise in our new CMO to help transform our e-commerce sales. We continue to believe that traditional food, drug and mass market segment (“FDM”) present a significant opportunity for the Company and have added a seasoned executive to focus on driving this part of our wholesale business.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 46.4% and 27.8% for three months ended December 31, 2021 and 2020. As part of the ongoing efforts to streamline our business and simplify our product offerings, at the end of the quarter we rationalized a number of product lines including a number of slow moving and aging SKUs. As a result we incurred a one-time charge of $878,142 related to the write down of finished goods and raw materials related to these product lines. Excluding the one time inventory write down cost of sales totaled 37.8% and 27.8% for the respective first quarter ended December 2021 and 2020. The change reflects the lower manufacturing and operating leverage as a result of the year over year decline in sales in addition to slight product mix changes along with fluctuations in cost of raw materials. We expect costs of sales as a percentage of net sales to be between 30% and 35% for the remainder of fiscal 2022 as we expect a rebound in net sales and we continue to optimize our manufacturing and supply chain.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our approximate operating expenses for the three months ended December 31, 2021 and 2020:

	Three Months	Three Months
	Ended December	Ended December
	31,2021	31,2020	Change
Staff related expense	$3,760,289	$3,703,654	$56,635
Accounting/Legal expense	324,176	204,709	119,467
Preofessional outside services	264,711	307,214	(42,503)
Advertising/marketing/social media/events/tradeshows	4,187,764	3,014,492	1,173,272
Sponsorships	391,933	514,056	(122,123)
Affiliate commissions	245,346	454,694	(209,348)
Merchant Fees	253,241	629,044	(375,803)
R&D and regulatory	285,423	303,706	(18,283)
Non-cash stock compensation	1,134,557	264,174	870,383
Depreciation	340,701	232,806	107,895
All other expenses	767,144	1,029,424	(262,280)
Totals	$11,955,284	$10,657,973	$1,297,311

For the three months ended December 31, 2021, the overall operating expenses increased by $1,297,311 or 12% year over year, primarily driven by an increase in marketing spend of $1,173,272 to drive increases in brand awareness, an increase of  $771,421 in non-cash stock compensation staff related expenses, partially offset by a decrease of $375,803 in merchant fees, a decrease of $209,348 in affiliate commissions and a decrease of $122,123 in sponsorships. Excluding marketing related costs and non-cash stock comp expenses we successfully reduced our operating expenses by $746,344 for the quarter as compared to prior year as well as $1,043,088 as compared to the quarter ended September 30, 2021. With the new marketing leadership, we are making changes to reduce marketing and sponsorship spend, drive better return on investment, and higher traffic to our site. In addition, during the second quarter of fiscal 2022 we are taking steps to rationalize and right size our expenses to our revenue base.

Corporate overhead

Included in our consolidated operating expenses are expenses associated with our corporate overhead which are not allocated to the operating business unit, including (i) staff related expenses; (ii) accounting and legal expenses; (iii) professional outside services; (iv) travel and entertainment expenses; (v) rent; (vi) business insurance; and (vii) non-cash stock compensation expense.

The following tables provide information on our approximate corporate overhead for the three months ended December 31, 2021 and 2020:

	Three Months	Three Months
	Ended December	Ended December
	31,2021	31,2020	Change
Staff related expense	$295,885	$548,171	$(252,286)
Accounting/Legal expense	206,594	210,667	(4,073)
Professional outside services	78,151	66,851	11,300
Travel expense	-	-	-
Business insurance	172,772	120,591	52,181
Non-cash stock compensation	1,134,557	264,174	870,383
Totals	$1,857,959	$1,210,454	$677,505

Excluding non-cash stock compensation we were able to reduce our corporate related expenses for the three months ended December 2021.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Therapeutics Overhead

Included in our consolidated operating expenses are expenses associated with Therapeutics including (i) staff related expenses and R&D and regulatory expenses. The Therapeutic operating expenses include research and development activities for therapeutic applications.

The following tables provide information on our approximate corporate overhead for the three months ended December 31, 2021. We did not incur expenses related to Therapeutics in 2020 as this subsidiary was not formed until March 15, 2021.

	Three Months	Three Months
	Ended December	Ended December
	31, 2021	31,2020	Change
Staff related expense	$80,235	$-	$80,235
R&D and Regulatory	267,529	-	267,529
Totals	$347,764	$-	$347,764

The Therapeutic operating expenses include research and development activities for therapeutic applications.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the three months ended December 31, 2021 and 2020, we recorded $(33,350) and $542,710, including impairments. The realized loss in 2022 was a result of our shares in Isodiol being delisted while the realized gain in 2021 was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero in the prior year based on prior information related to the company’s performance and COVID-19 impacts.

Increase in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was $3,340,000 at December 31, 2021, as compared to $16,200,000 at September 30, 2021, respectively. During the first quarter of fiscal 2022 we had a decrease in value of $5,695,000 to the contingent liability which is recorded as other income in our consolidated statement of operations for the first quarter of fiscal year 2022. The decrease in value is comprised of $366,841 associated with the decrease of the value of the Third Marking Period shares prior to their issuance in December 2021, while the remaining $5,329,159 is associated with the decrease in the remaining contingent shares as of December 31, 2021. We utilize both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the contingent liability was the decrease of our common stock price, which was $1.08 at December 31, 2021 as compared to $2.08 at September 30, 2021. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in the report, the earn-out provision for the Twenty Two Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non-cash other income. The value of the non-cash contingent liability was $161,000 at December 31, 2021 as compared to $416,000 at September 30, 2021 respectively.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $19,696,919 and working capital of $22,917,831 at December 31, 2021 as compared to cash and cash equivalents on hand of $26,411,424 and working capital of $29,595,214 at September 30, 2021. Our current assets decreased approximately 16.5% at December 31, 2021 from September 30, 2021, which is primarily attributable to an decrease in cash used to fund operations. Our current liabilities decreased by a nominal amount at December 31, 2021 from September 30, 2021.

During the three months ended December 31, 2021 we used cash primarily to fund our operations.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $5,468,475 and $712,211 (excluding the reclassification of $939,826 of the SBA loan to short term liabilities) for the three months ended December 31, 2021 and 2020.

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

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2021 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

Changes in Internal Control Over Financial Reporting. During the fourth quarter of fiscal 2021 we determined that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as it relates to the classification of common stock issuable under the acquisition of Twenty Two Capital, LLC in the fourth quarter of fiscal 2021. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. Specifically, our review process on the classification of such certain earnout on the business combination accounting did not account for certain GAAP nuances and resulted in a one-time reclassification on the balance sheet and a quantitatively immaterial adjustment to the consolidated income statement. During the period coved by this report we adjusted our review process for future transactions to include third party confirmation/review and/or additional internal accounting scrutiny. There were no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2021 10-K.

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

On January 10, 2022 the Company entered into an amendment to a sponsorship agreement with a previous engaged professional athlete. As described in Note 11, as part of the endorsement agreement, the Company issued 312,000 shares of restricted common stock under the sponsorship agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference

 Filed or Furnished

No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5
2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5
3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7
3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)
3.8	Bylaws, As amended	1-A	9/18/17	2.6
10.1	Executive Employment Agreement dated October 1, 2021 between cbdMD, Inc. and T. Ronan Kennedy+	8-K	10/5/21	10.1
10.2	John Wiesehan Separation Agreement and General Release dated December 1, 2021+	8-K	12/3/21	10.1
31.1	Certification of co-Principal Executive Officer (Section 302)				Filed
31.2	Certification of co-Principal Executive Officer (Section 302)				Filed
31.3	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

February 10, 2022	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast,
Co-Chief Executive Officer, co-principal executive officer

February 10, 2022	By:	/s/ Raymond S. Coffman
Raymond S. Coffman,
Co-Chief Executive Officer, co-principal executive officer

February 10, 2022	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer,
principal financial and accounting officer

