Form 10-Q
period 2022-03-31
cbdMD, Inc.
filed 2022-05-13
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

59,357,213 shares of common stock are issued and outstanding as of May 13, 2022.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2021” refers to the year ended September 30, 2021, “fiscal 2022” refers to the fiscal year ending September 30, 2022, “first quarter of 2021” refers to the three months ended December 31, 2020, “first quarter of 2022” refers to the three months ended December 31, 2021, and “second quarter of 2022” refers to the three months ended March 31, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	material risks associated with our overall business, including:

•	our history of losses;

•	the continuing impact of COVID-19 on our company;

•	our reliance to market to key digital channels;

•	our ability to acquire new customers at a profitable rate;

•	our reliance on third party raw material suppliers and manufacturers and compounders;

•	our reliance on third party compliance with our supplier verification program and testing protocols; and

•	risks associated with the implementation of our enterprise resource planning system (ERP) to Accumatica.

•	material risks associated with regulatory environment for CBD, including:

•	federal laws as well as FDA or DEA interpretation of existing regulation;

•	state laws pertaining to industrial hemp and their derivatives;

•	costs to us for compliance with laws and the risks of increased litigation; and

•	possible changes in the use of CBD.

•	material risks associated with the ownership of our securities, including;

•	the impact of changes in the fair value of our contingent liabilities associated with the Earnout Shares;

•	dilution to our shareholders upon the issuance of the Earnout Shares;

•	time devoted to our company by one of our co-Chief Executive Officers;

•	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;

•	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series A Convertible Preferred Stock; and

•	voting control held by our directors and their affiliates.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward- looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on December 17, 2021 (the “2021 10-K”), our Quarterly Report on Form 10-Q for the period ended December 31, 2021 as filed with the SEC on February 10, 2022, as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDTED BALANCE SHEETS

MARCH 31, 2022 AND SEPTEMBER 30, 2021

	(Unaudited)
	March 31,	September 30,
	2022	2021
Assets

Current assets:
Cash and cash equivalents	$13,336,850	$26,411,424
Accounts receivable	2,045,602	1,113,372
Accounts receivable – discontinued operations	1,375	10,967
Marketable securities	-	33,351
Investment other securities	1,000,000	1,000,000
Inventory	4,713,041	5,021,867
Inventory prepaid	519,128	551,519
Prepaid sponsorship	1,474,350	1,212,682
Prepaid expenses and other current assets	1,236,744	1,147,178
Total current assets	24,327,090	36,502,360

Other assets:
Property and equipment, net	2,334,619	2,561,574
Operating lease assets	5,025,669	5,614,960
Deposits for facilities	138,708	529,583
Intangible assets	18,389,258	23,003,929
Goodwill	42,772,685	56,670,970
Total other assets	68,660,939	88,381,016

Total assets	$92,988,029	$124,883,376

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDTED BALANCE SHEETS
MARCH 31, 2022 AND SEPTEMBER 30, 2021
(continued)

	(Unaudited)
	March 31,	September 30,
	2022	2021
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$2,746,837	$2,978,914
Accrued expenses	1,840,797	2,727,612
Operating leases – current portion	1,136,018	1,151,150
Note payable	61,483	59,470
Total current liabilities	5,785,135	6,917,146

Long term liabilities:
Long term liabilities	77,732	108,985
Operating leases - long term portion	4,278,733	4,859,058
Contingent liability	2,823,000	9,856,000
Total long term liabilities	7,179,465	14,824,043

Total liabilities	12,964,600	21,741,189
Commitments and Contingencies (Note 11)
cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 59,352,213 and 57,783,340 shares issued and outstanding, respectively	59,352	57,783
Additional paid in capital	179,116,064	176,417,269
Accumulated deficit	(99,156,987)	(73,337,865)
Total cbdMD, Inc. shareholders' equity	80,023,429	103,142,187

Total liabilities and shareholders' equity	$92,988,029	$124,883,376

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THR THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

Gross Sales	$9,948,858	$12,457,386	$19,805,625	$25,520,568
Allowances	(319,972)	(658,775)	(854,917)	(1,393,654)
Total Net Sales	9,628,886	11,798,611	18,950,708	24,126,914
Cost of sales	3,186,564	3,643,127	7,514,874	7,073,402
Gross Profit	6,442,322	8,155,484	11,435,834	17,053,512

Operating expenses	11,452,700	12,323,207	23,407,984	22,981,180
Impairment of Goodwill and other intangible assets	-	-	18,183,285	-
Loss from operations	(5,010,378)	(4,167,723)	(30,155,435)	(5,927,668)
Realized and Unrealized gain (loss) on marketable and other securities, including impairments	-	2,852	(33,352)	545,562
Decrease (increase) of contingent liability	353,000	(8,871,000)	6,303,000	(17,371,000)
Other income	2,249	-	72,987	-
Interest expense	(2,086)	(10,603)	(5,320)	(20,990)
Loss before provision for income taxes	(4,657,215)	(13,046,474)	(23,818,120)	(22,774,096)

Benefit for income taxes	-	536,000	-	868,000
Net Loss	(4,657,215)	(12,510,474)	(23,818,120)	(21,906,096)
Preferred dividends	1,000,500	560,280	2,001,002	660,330

Net Loss attributable to cbdMD, Inc. common shareholders	$(5,657,715)	$(13,070,754)	$(25,819,122)	$(22,566,426)

Net Loss per share:
Basic earnings per share	(0.10)	(0.24)	(0.44)	(0.43)
Diluted earnings per share	(0.10)	(0.24)	(0.44)	(0.43)
Weighted average number of shares Basic:	58,966,979	53,471,607	59,073,963	52,793,872
Weighted average number of shares Diluted:	58,966,979	53,471,607	59,073,963	52,793,872

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

Net Loss	$(4,657,215)	$(12,510,474)	$(23,818,120)	$(21,906,096)
Comprehensive Loss	(4,657,215)	(12,510,474)	(23,818,120)	(21,906,096)

Preferred dividends	(1,000,500)	(560,280)	(2,001,002)	(660,330)
Comprehensive Loss attributable to cbdMD, inc. common shareholders	$(5,657,715)	$(13,070,754)	$(25,819,122)	$(22,566,426)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(23,818,120)	$(21,906,096)
Adjustments to reconcile net (income) loss to net cash used by operating activities:
Stock based compensation	797,096	451,527
Restricted stock expense	837,267	547,140
Marketing stock amortization	339,520	-
Issuance of stock / warrants for service	-	155,695
Inventory and materials impairment	878,142	-
Intangibles amortization	329,671	-
Depreciation	600,750	473,324
Impairment of goodwill and other intangible assets	18,183,285	-
Increase/(Decrease) in contingent liability	(6,303,000)	17,371,000
Realized and unrealized loss of marketable and other securities	33,350	(5,562)
Termination benefit	-	352,279
Amortization of operating lease asset	589,291	611,298
Changes in operating assets and liabilities:
Accounts receivable	(932,230)	(936,983)
Deposits	390,875	1,125
Inventory	(569,316)	271,815
Prepaid inventory	32,391	(190,451)
Prepaid expenses and other current assets	354,752	44,408
Accounts payable and accrued expenses	(1,129,614)	(1,366,373)
Operating lease liability	(595,457)	(540,664)
Deferred revenue / customer deposits	10,723	(41,418)
Collection on discontinued operations accounts receivable	9,592	424,917
Deferred tax liability	-	(868,000)
Cash used by operating activities	(10,670,537)	(5,151,019)
Cash flows from investing activities:
Proceeds from sale of other investment securities	-	(750,000)
Purchase of property and equipment	(373,795)	(226,542)
Cash provided (used) by investing activities	(373,795)	(976,542)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	15,798,115
Note payable	(29,240)	(123,268)
Preferred dividend distribution	(2,001,002)	(660,330)
Cash provided by financing activities	(2,030,242)	15,014,517
Net increase (decrease) in cash	(13,074,574)	8,886,956
Cash and cash equivalents, beginning of period	26,411,424	14,824,644
Cash and cash equivalents, end of period	$13,336,850	$23,711,600

Supplemental Disclosures of Cash Flow Information:

	2022	2021

Cash Payments for:
Interest expense	$4,173	$7,117

Non-cash financial/investing activities:
Issuance of contingent earnout shares:	$730,000	$11,271,000
Warrants issued to representative	$-	$254,950

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2022

					Additional	Other
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, September 30, 2021	57,783,340	$57,783	5,000,000	5,000	$176,417,269	$-	$(73,337,865)	$103,142,187
Issuance of Common stock	494,630	495	-		404,505	-	-	405,000
Issuance of options for share based compensation	-	-	-		505,466	-	-	505,466
Issuance of restricted stock for share based compensation	-	-	-		508,754	-	-	508,754
Preferred dividend	-	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	-	(19,160,904)	(19,160,904)
Balance, December 31, 2021	58,277,970	$58,278	5,000,000	5,000	$177,835,993	$-	$(93,499,271)	$84,400,000
Issuance of Common stock	1,074,243	1,074	-		659,926	-	-	661,000
Issuance of options for share based compensation	-	-	-		291,630	-	-	291,630
Issuance of restricted stock for share based compensation	-	-	-		328,515	-	-	328,515
Preferred dividend	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	-	(4,657,215)	(4,657,215)
Balance, March 31, 2022	59,352,213	$59,352	5,000,000	5,000	$179,116,064	$-	$(99,156,986)	$80,023,429

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2021

					Additional	Other
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance, September 30, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	$-	$(47,388,367)	$79,182,048
Issuance of Preferred Stock	-	-	2,300,000	2,300	15,795,815	-	-	15,795,815
Issuance of options for share based compensation	-	-	-	-	219,875	-	-	219,875
Issuance of restricted stock for share based compensation	-	-	-	-	15,279	-	-	15,279
Preferred dividend	-	-	-	-	-	-	(100,050)	(100,050)
Net Loss	-	-	-	-	-	-	(9,395,621)	(9,395,621)
Balance, December 31, 2020	52,130,870	$52,131	2,800,000	$2,800	$142,548,753	$-	$(56,884,038)	$85,719,646
Issuance of Preferred Stock	3,711,964	3,712	-	-	11,422,488	-	-	15,795,815
Exercise of options for share based compensation	147,953	148	-	-	627,500	-	-	627,648
Issuance of restricted stock for share based compensation	347,000	347	-	-	1,181,481	-	-	1,181,828
Preferred dividend	-	-	-	-	-	-	(560,279)	(560,279)
Net Loss	-	-	-	-	-	-	(12,510,474)	(12,510,474)
Balance, March 31, 2021	56,337,787	$56,338	2,800,000	$2,800	$155,780,222	$-	$(69,954,791)	$85,884,569

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND

2021

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

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD is a natural substance produced from the hemp plant. The products manufactured by and for the Company comply with the 2018 Farm Bill - our full spectrum products contain trace amounts of THC under the 0.3% by dry weight limit in the 2018 Farm Act while our broad spectrum products are non-psychoactive as they do not contain detectable levels of tetrahydrocannabinol (THC).

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI, Paw CBD and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP and requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, acquired intangibles and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, contingent liability and, hence consideration for the Mergers is a material estimate. Actual results could differ from these estimates.

While the Company has been relatively successful in navigating the impact of COVID-19, it had previously been affected by temporary manufacturing closures, changes in product distribution and employment and compensation adjustments. There are also ongoing related risks to the Company’s business depending on any resurgence of the pandemic. The Company continues to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable and Accounts Receivable Other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of March 31, 2022 and September 30, 2021, we had an allowance for doubtful accounts of $19,215 and $3,633, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.6% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At March 31, 2022, the receivable from payment processors included approximately $264,305 for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

In performing a goodwill test, the Company performs a qualitative evaluation and if necessary, a quantitative evaluation. Factors considered in the qualitative test include specific operating results as well as new events and circumstances. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of the business to the respective fair value. The Company determines the fair value of the business using a combination of income- based and market-based approaches and incorporates assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows while the market-based approach utilizes market multiples. These approaches are dependent upon internally developed forecasts that are based upon annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective acquired business and in the internally developed forecasts. The Company has analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss. See Note 5 for further information on the impairment testing procedures performed.

Intangible Assets

The Company’s intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. Prior to December 31, 2021, the Company employed the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. The Company performed an annual impairment analysis as of August 1 of each fiscal year on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. The annual impairment analysis included a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, the Company would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets were tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, has determined that is it more likely than not that an impairment loss has occurred. See Note 5 more further information on the impairment testing procedures performed at December 31, 2021 and the Company’s decision to change from indefinite to definite lived status for its trademarks. The Company now accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment. The Company began amortizing its trademarks over 20 years beginning January 1, 2022 and will perform impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If there are indications that the asset’s carrying value may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the Recoverable Amount of the Asset Group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group.  The Company notes that there are no indications of impairment related to it’s trademarks as of March 31, 2022.

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

Paycheck Protection Program Loan

On April 27, 2020, we received a loan in the principal amount of $1,456,100 (the “SBA Loan”) in consideration of a Promissory Note, under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company used the SBA Loan for qualifying expenses and on May 17, 2021 it received notice from the SBA that the loan had been forgiven. The Company subsequently booked $1,466,113 gain for unpaid principal and accrued interest.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At March 31, 2022, the Company has no future performance obligations.

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

The Company has no material contract assets nor contract liabilities at March 31, 2022.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months		Three Months
	Ended March		Ended March
	31,2022	% of total	31,2021	% of total
Wholesale sales	$3,048,332	31.7%	$3,436,176	29.1%
E-commerce sales	6,580,554	68.3%	8,362,435	70.9%
Total Net Sales	$9,628,886	100.0%	$11,798,611	100.0%

	Six Months		Six Months
	Ended March		Ended March
	31,2022	% of total	31,2021	% of total

Wholesale sales	$5,254,067	27.7%	$6,063,356	25.1%
E-commerce sales	13,696,641	72.3%	18,063,558	74.9%
Total Net Sales	$18,950,708	100.0%	$24,126,914	100.0%

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $12,621,509 uninsured balance at March 31, 2022 and a $23,508,953 uninsured balance at September 30, 2021.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and six months ended March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, the Company recorded $0 and $2,852, respectively, and for the six months ended March 31, 2022 and 2021 the Company recorded $(33,350) and $545,562 respectively, of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized loss in the first quarter of fiscal 2022 was a result of marking the Company’s holdings of 1,042,193 shares of Isodiol International, Inc (“Isodiol”) down to zero after Isodiol was delisted from the TSX during December 2021. The gain in the prior year was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero based on prior information related to the company’s performance and COVID-19 impacts.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). On January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000 commitment into Adara Sponsor, LLC. On February 9, 2021, the public shares of Adara began trading on the NYSE. Commencing March 24, 2021, holders of the 11,500,000 units sold in the Adara’s initial public offering could elect to separately trade shares of the Adara Class A common stock and warrants included in the units. The shares of Class A common stock and warrants that were separated now trade on NYSE American LLC under the symbols “ADRA” and “ADRA WS”, respectively. On March 31, 2022, the Company’s implied, indirect ownership in Adara represented 4.4% (633,988 shares) and 10.1% (1 million) of the warrants. As of March 31, 2022, ADRA stock closed at $9.88 while ADRA WS closed at $0.32.

Adara’s focus of targets to pursue for the business combination are expected to be in the consumer products industry including business in the health and wellness, ecommerce, discretionary spending, information technology sectors and related channels of distribution. While Adara is currently a listed company, the Company’s investment is in Adara Sponsor, LLC and consequently the Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs. In valuing the investment, the Company used the value paid, which was the price offered to all third-party investors. The Company assessed the common stock and determined there was not an impairment for the period ended March 31, 2022.The table below summarized the assets valued at fair value as of March 31, 2022:

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable	Total Fair Value
	and Liabilities	Inputs	Inputs	at March 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Investment other securities	$-	$-	$1,000,000	$1,000,000

	(Level 1)	(Level 2)	(Level 3)	2021
Balance at September 30, 2021	33,351	-	1,000,000	1,033,351
Change in value of equities	(33,351)		-	(33,351)
Additional Investment	-			-
Balance at December 31, 2021	$-	$-	$1,000,000	$1,000,000
Change in value of equities	-		-	-
Additional Investment	-			-
Balance at March 31, 2022	$-	$-	$1,000,000	$1,000,000

NOTE 3 - INVENTORY

Inventory at March 31, 2022 and September 30, 2021 consists of the following:

	March 31,	September 30,
	2022	2021
Finished Goods	$3,309,847	$3,362,897
Inventory Components	1,509,798	1,729,176
Inventory Reserve	(106,604)	(70,206)
Inventory prepaid	519,128	551,519
Total Inventory	$5,232,169	$5,573,386

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the three months ended March 31, 2022.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2022 and September 30, 2021 consist of the following:

	March 31,	September 30,
	2022	2021
Computers, furniture and equipment	$678,421	$549,910
Manufacturing equipment	3,079,499	2,968,838
Leasehold improvements	1,016,273	870,621
Automobiles	35,979	35,979
	4,810,173	4,425,348
Less accumulated depreciation	(2,475,553)	(1,863,774)
Property and equipment, net	$2,334,619	$2,561,574

Depreciation expense related to property and equipment was $323,294 and $240,517 for the three months ended March 31, 2022 and 2021, respectively and was $611,780 and $473,323 for the six months ended March 31, 2022 and 2021, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had goodwill at December 31, 2021 of $56,670,970. The Company performs a Step 0 goodwill impairment analysis annually following the steps laid out in ASC 350-20-35-3C. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. From time to time the Company also evaluates goodwill impairment on a quarterly basis if any triggering events have occurred that would require such analysis. For the three months ended December 31, 2021, the Company performed a Step 0 goodwill impairment analysis on consolidated goodwill and determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $13,898,285. The Company has recorded this impairment to reduce total goodwill on its condensed consolidated balance sheets and has recorded the corresponding impairment expense on its condensed consolidated statement of operations as of December 31, 2021. The Company performed the same analysis as of March 31, 2022 and determined that no additional impairment has occurred.

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

In September 2019, the Company purchased the rights to the trademark name HempMD for $50,000. This trademark will be used in the marketing and branding of certain products to be released under this brand name. At the time of acquisition, the Company believes the trademark does not have limits on the time it will contribute to the generation of cash flows and therefore has identified these as indefinite-lived intangible assets.

As of December 31, 2021, the Company has re-assessed the “cbdMD” and “HempMD” trademarks and have determined that the trademarks should be classified as definite lived intangible assets with useful lives of 20 years versus indefinite lived intangible assets. The Company used a variety of factors in determining the reclassifications and have made the reclassifications following guidance prescribed by ASC 350-30-35-17, which states that when a reporting entity subsequently determines that in indefinite-lived intangible asset has a finite useful life, the reporting entity should test the asset for impairment as an indefinite lived asset prior to commencing amortization. As of December 31, 2021, the Company has prepared a tradename impairment analysis in accordance with ASC 350 and has determined that the “cbdMD” trademark was impaired by $4,285,000. The Company has recorded this impairment charge as a reduction in the carrying value of the intangible assets on its condensed consolidated balance sheets with the corresponding impairment expense recorded on its condensed consolidated statements of operations. The Company began amortizing the trademarks over their useful lives of 20 years as of January 2022.

Intangible assets as of March 31, 2022 and September 30, 2021 consisted of the following:

	March 31,	September 30,
	2022	2021
Trademark related to cbdMD	$17,300,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Amortization of definite lived intangible assets:	(378,153)	(48,482)
Total	$18,389,258	$23,003,929

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

The issuance of the initial 15,250,000 shares and the 15,250,000 Earnout Shares were approved by the Company’s shareholders in April 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $ 53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. In addition, the first marking period for the Earnout Shares was December 31, 2019 and based on measurement criteria, 5,127,792 Earnout Shares were issued on February 27, 2020 and had a value of $4,620,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second marking period for the Earnout Shares was December 31, 2020 and based on measurement criteria, 3,348,520 Earnout Shares were issued on March 8, 2021 and had a value of $11,271,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The first quarter of the third marking period ended on March 31, 2021 and based on the measurement criteria an additional 562,278 Earnout Shares had been earned and issued in May of 2021. These shares deceased in value by $522,104 during the quarter through the time of issuance and had a value of $1,329,000 which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The second quarter of the third marking period ended on June 30, 2021 and based on the measurement criteria an additional 503,275 Earnout Shares had been earned and issued in August of 2021. These shares decreased in value by $222,442 during the quarter through the time of issuance and had a value of $920,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The third quarter of the third marketing period ended on September 30, 2021 and based on the measurement criteria an additional 466,713 Earnout Shares were earned and issued in December 2021. These shares decreased in value by $366,841 during the quarter through the time of issuance and had a value of $405,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The fourth quarter of the third marketing period ended on December 31, 2021 and based on the measurement criteria an additional 444,243 Earnout Shares were earned and issued in March 2022. These shares increased in value by $41,914 during the quarter through the time of issuance and had a value of $325,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability. The value of the contingent liability was $2,810,000 and $9,440,000 at March 31, 2022 and September 30, 2021, respectively.

As part of the Twenty Two acquisition in July 2021, the Company has a contractual obligation to issue up to an additional 200,000 shares of its common stock as additional consideration, dependent upon the acquisition entity meeting future revenue targets. Under GAAP the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under GAAP the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event its estimate of the fair value of the contingent consideration changes, the Company will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2021, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $416,000. At December 31, 2021, the Company recorded a decrease in value of the contingent liability of $255,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $161,000. At March 31, 2022, the Company recorded a decrease in value of the contingent liability of $148,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $13,000.

In November of 2021 the Company entered into a contractual obligation to issue up to 120,000 RSUs to an employee. During the twelve month period ending December 31, 2022, the employee shall receive RSUs that are dependent upon a minimum $3 million and up to $8 million of net sales generated by the employee through accounts established and opened by the employee. The shares will be subject to meeting the minimum $3 million of net sales as well as to calculations including volume-weighted average stock price minimum and maximum. As of December 31, 2021 the estimated revenue target to be met by the employee through December 31, 2022 was below the minimum threshold for earning RSUs, and therefore, the Company recorded a zero liability related to this contingent liability at December 31, 2021. During the three months ended March 31, 2022, the employee resigned their position with the company. As such, this contractual obligation was terminated.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company, as noted in Note 2, and a number of its affiliates have invested into Adara through Adara Sponsor. Martin Sumichrast, the Company’s co-CEO, is also CEO of Adara.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 and 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2022 and September 30, 2021, respectively.

The total amount of preferred dividends declared and paid were $1,000,500 and $560,280, respectively, for the three months ended March 31, 2022 and 2021. The total amount of dividends declared and paid were $2,001,002 and $660,330 for the six months ended March 31, 2022 and March 31, 2021, respectively.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 59,352,213 and 57,783,340 shares of common stock issued and outstanding at March 31, 2022 and September 30, 2021, respectively

Preferred stock transactions:

The Company had no preferred stock transactions in the three and six months ended March 31, 2022.

In the six months ended March 31, 2021:

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

Common stock transactions:

In the six months ended March 31, 2022:

In March 2022 the Company issued 444,243 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

On December 28, 2021 the Company issued 466,713 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

In October 2021, the Company issued 25,000 shares of restricted common stock to an executive officer of the Company, subject to a January 1, 2022 vest.

In the six months ended March 31, 2021:

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

Stock option transactions:

In the six months ended March 31, 2022:

In March of 2022, the Company granted its board of directors an aggregate of 120,000 common stock options. The options vested immediately, have a strike price of $0.818 and a five-year term. The Company has recorded a total prepaid expense of $57,000 and intends to amortize the expense over the 12-month board term.

In January of 2022, the Company granted an aggregate of 130,000 common stock options to a group of 9 employees.  These options vest upon grant and the Company has recorded an expense for these options of $79,500 for the three months ended March 31, 2022

In October 2021, the Company granted an aggregate of 75,000 common stock options to an executive officer. These options vest on October 1, 2022. The Company has recorded an expense for these options of $23,025 and $46,050 for the three and six months ended March 31, 2022.

In the six months ended March 31, 2021:

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

The expected volatility rate was estimated based on a weighted average mix of the volatilities of the Company and a peer group of companies in similar industries. The expected term used was the full term of the contract for the issuances. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate of zero is based upon the experience of the Company. As required under ASC 718, the Company will adjust the estimated forfeiture rate to its actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
	2022	2021
Weighted average exercise price	$0.82 - $0.975	$4.65
Risk free interest rate	1.56% - 1.66%	0.16% - 0.85%
Volatility	100.23% - 100.30	100.72% - 1005.43%
Expected term	2.5 - 5 years	2.5 - 6.2 years
Divident yield	None	None

Warrant Transactions:

The Company has no warrant transactions during the three and six month ended March 31, 2022.

In the six months ended March 31, 2021:

In December 2020 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 150,502 shares of common stock with an exercise price of $3.74. The warrants expire on December 8, 2025.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
	2022	2021
Weighted average exercise price	$-	$3.74
Risk free interest rate	-	0.39%
Volatility	-	103.42%
Expected term	-	2.75 years
Divident yield	-	None

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

The following table summarizes stock option activity under both plans for the six months ended March 31, 2022:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2021	2,702,500	$4.42	5.13	$-
Granted	325,000	1.15		-
Exercised	-	-
Forfeited	(170,000)	4.52
Outstanding at March 31, 2022	2,857,500	3.96	4.79	-

Exercisable at March 31, 2022	1,996,668	$4.16	4.44	$-

As of March 31, 2022, there was approximately $897,788 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.8 years.

Restricted Stock Award transactions:

In the six months ended March 31, 2022:

In March of 2022, the Company issued 20,000 of restricted stock awards to the Company’s board of directors. The shares vest quarterly one fourth on June 30, 2022, one fourth, on September 30, 2022, one fourth on December 31, 2022, and one fourth on March 31, 2023. The stock awards were valued at the fair market price of $16,360 upon issuance and will amortize over the individual vesting periods.

In January 2022, the Company issued 30,000 shares of restricted stock awards to six  employees.  The stock awards were valued at the fair market price of $29,250 and vested at the grant date.

In January of 2022, the Company issued 320,000 shares to a professional athlete in conjunction with an amendment to the athlete’s sponsorship agreement as referenced in Note 11. The stock grant was valuated at the fair market price of $336,000 upon issuance and will be amortized over the remaining term of the agreement.

In November 2021, the Company issued 120,000 shares of restricted stock awards to an employee, subject to certain revenue performances metrics through December 2022, as referenced in Note 6. These shares were forfeited during January 2022.

In October 2021 the Company issued 5,000 shares of restricted stock awards to an employee, which vested immediately upon issuance.

In October 2021 the Company issued 25,000 shares of restricted stock awards to an executive officer, subject to a four-month vesting schedule.

In the six months ended March 31, 2021:

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

The Company recognized $328,515 and $531,605 of restricted stock compensation expense for the three months ended March 31, 2022 and 2021, respectively.

NOTE 10 - WARRANTS

Transactions involving the Company equity-classified warrants for the six months ended March 31, 2022 and 2021 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2021	660,417	$4.60	3.05	$-
Granted	-	-		-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2022	660,417	4.60	2.55	-

Exercisable at March 31, 2022	660,417	$4.60	-	$-

The following table summarizes outstanding common stock purchase warrants as of March 31, 2022:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $4.00 per share	70,500	4.00	September 2022
Exercisable at $7.50 per share	100,000	7.50	October 2022
Exercisable at $4.375 per share	51,429	4.375	September 2023
Exercisable at $7.50 per share	60,000	7.50	May 2024
Exercisable at $3.9125 per share	47,822	3.9125	October 2024
Exercisable at $1.25 per share	36,682	1.25	January 2025
Exercisable at $3.74 per share	150,502	3.74	December 2025
Exercisable at $3.75 per share	143,482	3.75	June 2026
	660,417	$4.60

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

In April 2022, effective February 2022, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through February 2025 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, requirement to provide production days for advertising creation and attendance at meet and greets. The potential base payments, if all services are provided is $1,500,000 over the term of the agreement, in addition to some incentives for sales directly influenced by the athlete.

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, of which $70,357 is a long term note payable at March 31, 2022. Payments are for 60 months and have a financing rate of 7.01%, which requires a monthly payment of $4,905. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $7,373 is a long term note payable at March 31, 2022. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

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

NOTE 14 – LEASES

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

Components of operating lease costs are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2022	2022
Total Operating Lease Costs	$386,783	$773,564

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2022	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$392,029	$782,256

As of March 31, 2022, our operating leases had a weighted average remaining lease term of 4.38 years and a weighted average discount rate of 4.66%.

For the year ended September 30,
2022	$676,463
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	6,011,088
Less interest	(596,337)
Total lease liabilities	$5,414,751

Future minimum aggregate lease payments under operating leases as of March 31, 2022 are summarized as follows:

NOTE 15 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Basic:
Net loss continuing operations	$(4,657,215)	$(12,510,474)	$(23,818,120)	$(21,906,096)
Preferred dividends paid	1,000,500	560,280	2,001,002	660,330
Net loss continuing operations adjusted for preferred dividend	(5,657,715)	(13,070,754)	(25,819,122)	(22,566,426)
Net loss attributable to cbdMD Inc. common shareholders	(5,657,715)	(13,070,754)	(25,819,122)	(22,566,426)

Diluted:
Net loss	(5,657,715)	(13,070,754)	(25,819,122)	(22,566,426)

Shares used in computing basic earnings per share	58,966,979	53,471,607	59,073,963	52,793,872
Earnings per share Basic:
Continued operations	(0.10)	(0.24)	(0.44)	(0.43)
Discontinued operations	-	-	-	-
Basic earnings per share	(0.10)	(0.24)	(0.44)	(0.43)

Earnings per share Dliuted:		-	-
Continued operations	(0.10)	(0.24)	(0.44)	(0.43)
Discontinued operations	-	-	-	-
Diluted earnings per share	(0.10)	(0.24)	(0.44)	(0.43)

At March 31, 2022, 4,071,250 potential shares underlying options, unvested RSUs and warrants as well as 8,335,000 convertible preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. Therefore, the Company had calculated the tax provision on a discrete basis under ASC 740-270-30- 36(b) for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020. At September 30, 2021 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At March 31, 2022, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 17 – SUBSEQUENT EVENTS

In April of 2022, the Company issued 200,000 options to a consultant as part of an advisory agreement under the Company’s Employee Plan.  50,000 vested upon the grant, 50,000 vest six months from the grant date and 100,000 options vest upon renewal of a consulting agreement in March of 2023.  The Company recorded a total expense of $131,300 and will amortize the options over the vesting periods.

In April of 2022, the Company issued 100,000 options to an employee that vest upon the Company achieving certain revenue performance goals for direct-to-consumer revenue for the 3 months ending December 2022.

In May of 2022, the Company issued 5,000 restricted stock grants to an employee.  The Company recorded a total expense of $3,350  associated with the grant.

As part of ongoing cost optimization initiatives of  the Company, on April 7, 2022 Company entered into an equipment purchase agreement to sell substantially all of its manufacturing equipment to a subsidiary of Steady State, LLC (“Steady State”) and simultaneously entered into a manufacturing and supply agreement with the Steady State whereby Steady State will manufacture certain products for the Company.  Steady State (and its subsidiaries) is an existing qualified supplier of the Company.  The equipment sale is initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company shall invest into Steady State in the form of an equity investment consistent with the terms of Steady State’s recently completed financing.  As part of the sale, the Company satisfied a remaining balance on one of its equipment leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended March 31, 2022 and the three and six months ended March 31, 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

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

cbdMD, Paw CBD and cbdMD Botanicals products are distributed through our e-commerce websites, third party ecommerce sites, select distributors and marketing partners as well as a variety of brick-and-mortar retailers. In addition, we operate directcbdonline.com marketplace through its own ecommerce website.

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

During the second quarter of 2022 we have taken steps to right size our cost structure to our current revenue base and worked to remove over $10 million of annualized costs through a combination of rationalizing marketing spend, reduction in payroll expenses, and other expense tightening. The cost reduction steps were taken during the quarter and enacted as quickly as possible, however only a portion of these appeared during the period covered by this report.  We expect this to appear during the third quarter of fiscal 2022.

During April 2022, in an effort to reduce costs, we sold our manufacturing equipment and outsourced certain products previously produced in-house.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2022 and beyond:

•	Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy, absorption and claims. We regularly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands. We have a robust pipeline of products set to launch during fiscal 2022. In December we launched our new line of Botanical skincare products as well as water soluble CBD. In February 2022 we launched our line of functional gummies and curcumin capsules, followed by an initial rollout of several full spectrum gummies starting in March 2022 and a microdose product in April 2022, and our mood and focus products in May 2022.

•	Expand our revenue channels: As the market continues to evolve, we are expanding our sales channels. During fiscal 2020, our wholesale business was impacted as the broader retail industry faced various headwinds tied to quarantining and COVID impacts. Despite this, we continued to pursue relationships with a number of key traditional retail accounts and believe our top brand awareness, effective marketing and strong balance sheet position us as the partner for CBD for key traditional retail accounts as this channel has continued to normalize during the fiscal year 2021 and the first part of fiscal year 2022. During the recent quarter we added a number of our top selling ingestible SKUs throughout GNC’s retail footprint.

•	International Expansion: We continue to explore sales into markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers and local legal counsel who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are gaining market share in Central America through our sanitary registration approvals. We are also expanding our E-commerce business to consumers in the United Kingdom (U.K.). In March 2021, we officially filed our Novel Food Application with the United Kingdom’s Food Standards Agency (“FSA”) and the European Union’s (“E.U.”) Food Safety Agency (“EFSA”). In March 2022, we received notice that the products we submitted have been validated in the UK as well as in the EU. based warehouse. During August 2021 we signed an exclusive agreement to enter the Israeli Market with IM Cannabis Corp. a multi-country operator (“MCO”) in the medical and adult- use recreational cannabis sector with operations in Israel, Germany and Canada. In March 2022, the Israeli Health Ministry announced it has begun the process of exempting CBD from its banned substances list and will be permitting CBD to be included into food and cosmetic products.

•	Expand our Additional Brands: During fiscal 2021 we took additional steps to grow the Paw CBD business which included advertising on TV, introducing our Paw CBD rewards program and introducing a Paw CBD subscription program which offers additional savings to customers that enroll in the service. During 2021 we launched cbdMD Botanicals as a separate brand and continue to build out the product portfolio and distribution channels.

•	Expand our sponsorships toward targeted segments: We have had significant success with attracting high profile sponsors and influencers and expect to continue to assess the segments we have covered with a focus on activation of the sponsorships and influencers which are producing the largest visibility and responsiveness. We recently added 7-time NASCAR champion Jimmy Johnson to Team cbdMD and believe we will benefit from the additional exposure he provides to our company.

•	Acquisitions: We seek to acquire brands that we believe we can optimize through our internal digital marketing agency and supply chain platform while we broaden our product assortment and increase our total addressable market. Our scalable supply chain and fulfillment operation allows our brands to deliver an exceptional end-to-end experience to our customers in a cost-effective manner. We may acquire brands directly or through joint ventures if opportunities arise that we believe are in our best interest. In assessing potential acquisitions or investments, we expect to primarily utilize our internal resources to evaluate growth potential, the strength of the target brand, offerings of the target, as well as possible efficiencies to gain. We believe that this approach will allow us to effectively screen consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. In July 2021, we acquired directcbdonline.com and related intellectual property. We are currently not a party to any additional agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
Total net sales	$9,628,886	$11,798,611	$(2,169,725)
Cost of sales	3,186,564	3,643,127	(456,563)
Gross profit as a percentage of net sales	66.9%	69.1%	-2.2%
Operating expenses	11,452,700	12,323,207	(870,507)
Impairment of goodwill and other intangible assets	-	-	-
Operating income from operations	(5,010,378)	(4,167,723)	(842,655)
(Increase) decrease on contingent liability	353,000	(8,871,000)	9,224,000
Net income (loss) before taxes	(4,657,215)	(13,046,474)	8,389,259
Net income (loss) attributable to cbdMD Inc. common shareholders	$(5,657,715)	$(13,070,754)	$7,413,039

	Six Months Ended March 31,
	2022	2021	Change
Total net sales	$18,950,708	$24,126,914	$(5,176,206)
Cost of sales	7,514,874	7,073,402	441,472
Gross profit as a percentage of net sales	60.3%	70.7%	-10.3%
Operating expenses	23,407,984	22,981,180	426,804
Impairment of goodwill and other intangible assets	18,183,285	-	18,183,285
Operating income from operations	(30,155,435)	(5,927,668)	(24,227,767)
(Increase) decrease on contingent liability	6,303,000	(17,371,000)	23,674,000
Net income (loss) before taxes	(23,818,120)	(22,774,096)	(1,044,024)
Net income (loss) attributable to cbdMD Inc. common shareholders	$(25,819,122)	$(22,566,426)	$(3,252,696)

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months		Three Months
	Ended March		Ended March
	31,2022	% of total	31,2021	% of total
Wholesale sales	$3,048,332	31.7%	$3,436,176	29.1%
E-commerce sales	6,580,554	68.3%	8,362,435	70.9%
Total Net Sales	$9,628,886		$11,798,611

	Six Months		Six Months
	Ended March		Ended March
	31,2022	% of total	31,2021	% of total

Wholesale sales	$5,254,067	27.7%	$6,063,356	25.1%
E-commerce sales	13,696,641	72.3%	18,063,558	74.9%
Total Net Sales	$18,950,708		$24,126,914

Net Sales

We had total net sales of $9,628,886 and $11,798,611 for the three months ended March 31, 2022 and 2021, respectively, resulting in a quarter over quarter decrease in net sales of $2,169,725 or 18.4%. This decrease is attributable to a decrease of $1.78 million in e-commerce sales and a decrease of $0.38 million in wholesale sales quarter over quarter.  While management is disappointed with the year over year net sales decrease, the revenue is generally in line with macro competitive trends in the overall CBD industry.  In addition, we believe the currently inflationary environment has impacted discretionary spending with consumers.   Despite these challenges, the Company did achieve a 3% sequential quarterly revenue growth, led by an increase in our wholesale business.  We continue to work on opportunities both domestically and internationally and believe we are past an inflection point.

We had total net sales of $18,950,708 and $24,126,914 for the six months ended March 31, 2022, resulting in a year over year decrease in net sales of $5.1 million, primarily attributable to a $0.8 million reduction in wholesale sales and reduction in e-commerce sales of $4.3 million.  We continue to believe that traditional food, drug and mass market segment (“FDM”) present a significant opportunity for the Company and are in constant discussions to further expand this part of the business.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 33.1% and 30.9% for three months ended March 31, 2022 and 2021, respectively and  39.7% and 29.3% for the six month ended March 31, 2022 and 2021, respectively. The increase in our cost of sales as a percentage of revenue for the three months ended March 31, 2022 over prior year is primarily due to an increase in unabsorbed overhead with the drop in $2.1 million of revenue, resulting in lower operating leverage. The increase in our cost of sales for the six months ended March 31, 2022 over prior year is similarly a result of operating leverage and mix changes, but also a one-time charge of $878,142 related to the rationalization of a number of SKUs and product lines during the first quarter of fiscal 2022.

At the end of the first quarter of fiscal 2022, we eliminated a number of product lines including a number of slow moving and aging SKUs in an effort to streamline our business and simplify our product offerings, build scale in our SKUs, and reduce our obsolescence and expiration risk which resulted in inventory adjustments in past quarters. We made additional changes to our logistics program during the quarter and began seeing marked savings at the end of the quarter.  In addition, as noted in the subsequent events, at the beginning of the third quart of fiscal 2022 we executed a transaction to sell our manufacturing equipment and enter into a supply agreement for certain products.  This transaction was designed to free up assets, and also eliminate marked unabsorbed overhead that burdened our gross profit.  We anticipate a gross margin gain in subsequent quarters as a result of all of these actions taken.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and six months ended March 31, 2022 and 2021:

	Three Months	Three Months
	Ended March	Ended March
	31,2022	31,2021	Change
Staff related expense	$3,483,884	$3,916,730	$(432,846)
Accounting/Legal expense	241,533	330,854	(89,321)
Professional outside services	146,177	287,411	(141,234)
Advertising/marketing/social media/events/tradeshows	4,236,246	4,044,812	191,434
Sponsorships	393,750	595,372	(201,622)
Affiliate commissions	321,187	417,382	(96,195)
Merchant Fees	242,130	492,093	(249,963)
R&D and regulatory	151,095	82,025	69,070
Non-cash stock compensation	655,245	825,833	(170,588)
Intangibles Amortization	277,354	-	277,354
Depreciation	508,299	240,517	267,782
All other expenses	795,800	1,090,178	(294,378)
Totals	$11,452,700	$12,323,207	$(870,507)

	Six Months	Six Months
	Ended March	Ended March
	31,2022	31,2021	Change
Staff related expense	$7,244,173	$7,620,385	$(376,212)
Accounting/Legal expense	565,709	535,563	30,146
Professional outside services	410,888	594,625	(183,737)
Advertising/marketing/social media/events/tradeshows	8,424,010	7,032,907	1,391,103
Sponsorships	785,683	1,109,429	(323,746)
Affiliate commissions	566,533	872,076	(305,543)
Merchant Fees	495,371	1,121,137	(625,766)
R&D and regulatory	436,518	385,731	50,787
Non-cash stock compensation	1,789,802	1,090,007	699,795
Intangibles Amortization	329,671	-	329,671
Depreciation	816,842	473,323	343,519
All other expenses	1,542,785	2,145,997	(603,212)
Totals	$23,407,984	$22,981,180	$426,804

Our overall operating expenses decreased by $870,507 or 7.1% three months ended March 31, 2022 over the three months ended March 31, 2021 and increased $426,804 or 1.9% for the six months ended March 31, 2022 versus the six months ended March 31, 2021.   The quarter over quarter decrease was primarily driven by decreases in staff related expenses ($433,000), professional expenses ($141,000), advertising, marketing, sponsorships and affiliate commission expenses ($106,000) and reduction of all other expenses ($294,000) as a result of management’s focus on tightening spend, as well as a ($250,000) reduction in merchant processing fees attributable to (i) onboarding new processors during the third quarter of 2021 at much lower rates as well as (ii) lower volume.  These decreases were offset by an increase in depreciation expense ($268,000), increase in R&D and regulatory ($69,000) and amortization of intangibles ($277,000) that increased significantly this quarter as we began amortizing our trade names as referenced in Note 5. The increase of $426,804 for the six months ended March 31, 2022 versus March 31, 2021 is due to an increase in advertising, marketing, sponsorships and affiliate commission expenses ($762,000), stock compensation ($700,000), depreciation and amortization ($672,000), partially offset by decreases in staff related expenses ($376,000) professional expenses ($184,000) and other various expenses ($603,000).

Excluding non-cash depreciation, intangible amortization, and non-cash stock expenses, we reduced our adjusted operating expenses from $11.25 million to $10.0 million for the three months ended March 31, 2021 and March 31, 2022 respectively and from $21.4 million to $20.5 million the six months ended March 31, 2021 and March 31, 2022 respectively.

While our goal is to continue to improve year over year performance, we are also very much focused on improving the sequential performance and cash flow of the business.  With our new marketing leadership, we have made changes to reduce marketing and sponsorship spend, drive better return on investment, and increase traffic to our site.  Although significant changes have occurred, we were unable to realize the benefits as quickly as desired during the second quarter; however, by March 2022 we have been successful in lowering marketing costs to approximately a $3.5 million per quarter run rate and anticipate remaining at this level during the third quarter of fiscal 2022.   In the second quarter of 2022, we took steps to reduce our overall headcount by 26 positions (121 employees by end of quarter) which generated over $275,000 in sequential cost savings related to the reductions.  Since the reductions occurred over the course of the quarter, we expect to realize additional savings during the third quarter of fiscal 2022 as we benefit from a full quarter of savings.   We continue to pursue all avenues that will help  lower our costs while maintaining quality and service for our customers, position us for revenue growth, and promote a culture  of performance and winning.

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

The following tables provide information on our approximate corporate overhead for the three and six months ended March 31, 2022 and 2021:

	Three Months	Three Months
	Ended March	Ended March
	31,2022	31,2021	Change
Staff related expense	$332,688	$302,225	$30,463
Accounting/Legal expense	176,706	255,074	(78,368)
Professional outside services	84,549	104,834	(20,285)
Travel expense	1,407	2	1,405
Business insurance	190,584	149,275	41,309
Non-cash stock compensation	655,245	825,833	(170,588)
Totals	$1,441,179	$1,637,243	$(196,064)

	Six Months	Six Months
	Ended March	Ended March
	31,2022	31,2021	Change
Staff related expense	$628,573	$850,395	$(221,822)
Accounting/Legal expense	383,300	465,740	(82,440)
Professional outside services	162,700	171,685	(8,985)
Travel expense	1,407	2	1,405
Business insurance	363,356	269,866	93,490
Non-cash stock compensation	1,789,802	1,090,007	699,795
Totals	$3,329,139	$2,847,695	$481,444

Excluding non-cash stock compensation we were able to reduce our corporate related expenses for the three and six months ended March 2022.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Therapeutics Overhead

Included in our consolidated operating expenses are expenses associated with Therapeutics including staff related expenses and R&D and regulatory expenses. The Therapeutic operating expenses include research and development activities for therapeutic applications.

The following tables provide information on our approximate corporate overhead for the three and six months ended March 31, 2022 and 2021:

	Three Months	Three Months
	Ended March	Ended March
	31,2022	31,2021	Change
Staff related expense	$91,207	$-	$91,207
R&D and Regulatory	102,685	-	102,685
Totals	$193,892	$-	$193,892

	Six Months	Six Months
	Ended March	Ended March
	31,2022	31,2021	Change
Staff related expense	$171,441	$-	$171,441
R&D and Regulatory	370,215	-	370,215
Totals	$541,656	$-	$541,656

The Therapeutic operating expenses include research and development activities for therapeutic applications.  This division was formed during the third quarter of fiscal 2021 and therefore no prior year comparative results exist.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the three months ended March 31, 2022 and 2021, we recorded $0 and $2,852, respectively, and for the six months ended March 31, 2022 and 2021 we recorded $(33,350) and $545,562, respectively, including impairments. The realized loss in 2022 was a result of our shares in Isodiol being delisted while the realized gain in 2021 was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero in the prior year based on prior information related to the company’s performance and COVID-19 impacts.

Increase in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was $2,810,000 at March 31, 2022, as compared to $16,200,000 at September 30, 2021, respectively. During the first quarter of fiscal 2022 we had a decrease in value of $5,695,000 to the contingent liability which is recorded as other income in our consolidated statement of operations for the first quarter of fiscal year 2022. The decrease in value is comprised of $366,841 associated with the decrease of the value of the Third Marking Period shares prior to their issuance in December 2021, while the remaining $5,329,159 is associated with the decrease in the remaining contingent shares as of December 31, 2021. We utilize both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the contingent liability was the decrease of our common stock price, which was $1.08 at December 31, 2021 as compared to $2.08 at September 30, 2021. During the second quarter of fiscal 2022 we had a decrease in value of $205,000 to the contingent liability which is recorded as other income in our consolidated statement of operations for the second quarter of fiscal year 2022. The decrease in value is comprised of $41,916 associated with an increase of the value of the Fourth Marking Period shares prior to their issuance in March 2022, while the remaining $246,915 is associated with the decrease in the remaining contingent shares as of March 31, 2022. We utilize both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the contingent liability was the decrease of our common stock price, which was $1.04 at March 31, 2022 as compared to $2.08 at September 30, 2021. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in the report, the earn-out provision for the Twenty Two Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non-cash other income. The value of the non-cash contingent liability was $13,000 at March 31, 2022 as compared to $416,000 at September 30, 2021 respectively.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $13,336,850 and working capital of $18,541,956 at March 31, 2022 as compared to cash and cash equivalents on hand of $26,411,424 and working capital of $29,595,214 at September 30, 2021. Our current assets decreased approximately 33.4% at March 31, 2022 from September 30, 2021, which is primarily attributable to a decrease in cash used to fund operations. Our current liabilities decreased by 16.4% at March 31, 2022 from September 30, 2021, and is primarily attributable to decreases in accounts payable and accrued expenses.

During the three and six months ended March 31, 2022 we used cash primarily to fund our operations.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $5,514,428 and $4,273,508 (excluding the reclassification of $939,826 of the SBA loan to short term liabilities) for the three months ended March 31, 2022 and 2021, respectively and $10,670,537 and $4,279,309 for the six months ended March 31, 2022 and 2021, respectively.

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

Off balance sheet arrangements

As of the date of this report, we have no undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except for those unregistered securities previously disclosed in reports filed with the SEC during the period covered by this report, we have not sold any securities without registration under the Securities Act during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference

Filed or Furnished

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Bylaws, As amended	1-A	9/18/17	2.6

10.21	Equipment Purchase Agreement dated April 7, 2022 +				Filed

31.1	Certification of co-Principal Executive Officer (Section 302)				Filed

31.2	Certification of co-Principal Executive Officer (Section 302)				Filed

31.3	Certification of Principal Financial Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed

101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed

+ Exhibits and/or schedules have been omitted.  The Company hereby agrees to furnish to the staff of the Securities and Exchange Commission upon request any omitted information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

May 13, 2022	By:	/s/ Martin A. Sumichrast
Martin A. Sumichrast,
Co-Chief Executive Officer, co-principal executive officer

May 13, 2022	By:	/s/ Raymond S. Coffman
Raymond S. Coffman,
Co-Chief Executive Officer, co-principal executive officer

May 13, 2022	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer,
principal financial and accounting officer