Form 10-Q
period 2022-06-30
cbdMD, Inc.
filed 2022-08-11
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

60,555,595 shares of common stock are issued and outstanding as of August 11, 2022.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2021” refers to the year ended September 30, 2021, “fiscal 2022” refers to the fiscal year ending September 30, 2022, “first quarter of 2021” refers to the three months ended December 31, 2020, “first quarter of 2022” refers to the three months ended December 31, 2021, “second quarter of 2021” refers to the three months ended March 31, 2021, “second quarter of 2022” refers to the three months ended March 31, 2022, “third quarter of 2021” refers to the three months ended June 30, 2021, and “third quarter of 2022” refers to the three months ended June 30, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:

●	our history of losses;

●	the continuing impact of COVID-19 on our company;

●	our reliance to market to key digital channels;

●	our ability to acquire new customers at a profitable rate;

●	our reliance on third party raw material suppliers and manufacturers and compounders;

●	our reliance on third party compliance with our supplier verification program and testing protocols; and

●	material risks associated with regulatory environment for CBD, including:

●	federal laws as well as FDA or DEA interpretation of existing regulation;

●	state laws pertaining to industrial hemp and their derivatives;

●	costs to us for compliance with laws and the risks of increased litigation; and

●	possible changes in the use of CBD.

●	material risks associated with the ownership of our securities, including;

●	the impact of changes in the fair value of our contingent liabilities associated with the Earnout Shares;

●	dilution to our shareholders upon the issuance of the Earnout Shares;

●	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;

●	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series A Convertible Preferred Stock; and

●	voting control held by our directors and their affiliates.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward- looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on December 17, 2021 (the “2021 10-K”), as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2022 AND September 30, 2021

	(Unaudited)
	June 30,	September 30,
	2022	2021
Assets

Current assets:
Cash and cash equivalents	$9,553,670	$26,411,424
Accounts receivable	1,630,233	1,113,372
Accounts receivable – discontinued operations	1,375	10,967
Marketable securities	-	33,351
Investment other securities	1,000,000	1,000,000
Inventory	4,318,204	5,021,867
Inventory prepaid	548,580	551,519
Prepaid sponsorship	1,749,083	1,212,682
Prepaid expenses and other current assets	1,057,183	1,147,178
Total current assets	19,858,328	36,502,360

Other assets:
Property and equipment, net	775,477	2,561,574
Operating lease assets	4,751,192	5,614,960
Deposits for facilities	244,606	529,583
Intangible assets	18,111,903	23,003,929
Goodwill	11,996,249	56,670,970
Investment other securities, noncurrent	1,400,000	-
Total other assets	37,279,427	88,381,016

Total assets	$57,137,755	$124,883,376

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2022 AND September 30, 2021
(continued)

	(Unaudited)
	June 30,	September 30,
	2022	2021
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$2,310,244	$2,978,914
Accrued expenses	2,250,549	2,727,612
Operating leases – current portion	1,155,020	1,151,150
Note payable	9,461	59,470
Total current liabilities	5,725,274	6,917,146

Long term liabilities:
Long term liabilities	127,949	108,985
Operating leases - long term portion	3,982,532	4,859,058
Contingent liability	702,000	9,856,000
Total long term liabilities	4,812,481	14,824,043

Total liabilities	10,537,755	21,741,189

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 59,946,090 and 57,783,340 shares issued and outstanding, respectively	59,946	57,783
Additional paid in capital	178,326,685	176,417,269
Accumulated deficit	(131,791,631)	(73,337,865)
Total cbdMD, Inc. shareholders' equity	46,600,000	103,142,187

Total liabilities and shareholders' equity	$57,137,755	$124,883,376

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three and nine months ended June 30, 2022 and 2021
(Unaudited)

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Gross Sales	$8,868,093	$11,352,585	$28,673,718	$36,941,917
Allowances	(275,200)	(792,062)	(1,130,117)	(2,254,481)
Total Net Sales	8,592,893	10,560,523	27,543,601	34,687,436
Cost of sales	2,660,185	3,370,952	10,176,085	10,444,353
Gross Profit	5,932,708	7,189,571	17,367,516	24,243,083

Operating expenses	8,282,931	13,865,191	31,690,915	36,846,371
Impairment of goodwill and other intangible assets	30,776,436	-	48,959,721	-
Loss from operations	(33,126,659)	(6,675,620)	(63,283,120)	(12,603,288)
Realized and Unrealized (loss) gain on marketable and other securities, including impairments	-	(18,623)	(33,352)	526,940
Gain (loss) on extinguishment of debt	-	1,466,113		1,466,113
Decrease (increase) of contingent liability	1,943,000	6,871,000	8,246,000	(10,500,000)
Gain (loss) on sale of assets	88,769		88,769
Restructuring expense	(602,092)	-	(602,092)	-
Other income	64,390	-	137,377	-
Interest expense	(1,551)	(2,582)	(6,871)	(23,573)
Loss before provision for income taxes	(31,634,143)	1,640,288	(55,453,289)	(21,133,808)

Benefit for income taxes	-	(103,000)	-	765,000
Net (Loss) Income	(31,634,143)	1,537,288	(55,453,289)	(20,368,808)

Preferred dividends	1,000,501	560,281	3,001,503	1,220,610

Net (Loss) Income attributable to cbdMD, Inc. common shareholders	$(32,634,644)	$977,007	$(58,454,792)	$(21,589,418)

Net (Loss) Income per share:
Basic earnings per share	(0.55)	0.02	(0.99)	(0.40)
Diluted earnings per share	(0.55)	0.02	(0.99)	(0.40)
Weighted average number of shares Basic:	59,316,762	56,676,326	59,229,208	54,089,263
Weighted average number of shares Diluted:	59,316,762	61,431,643	59,229,208	54,089,263

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE three and nine months ended June 30, 2022 and 2021
(Unaudited)

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Net (Loss) Income	$(31,634,143)	$1,537,288	$(55,453,289)	$(20,368,808)
Comprehensive (Loss) Income	(31,634,143)	1,537,288	(55,453,289)	(20,368,808)

Preferred dividends	(1,000,501)	(560,281)	(3,001,503)	(1,220,610)
Comprehensive (Loss) Income attributable to cbdMD, Inc. common shareholders	$(32,634,644)	$977,007	$(58,454,792)	$(21,589,418)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE nine months ended June 30, 2022 and 2021
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(55,453,289)	$(20,368,808)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	424,455	807,523
Restricted stock expense	504,650	1,137,583
Marketing stock amortization	717,174	660,232
Issuance of stock / warrants for service	-	98,605
Inventory and materials impairment	878,142	-
Intangibles Amortization	607,025	-
Depreciation	770,335	719,856
Impairment of goodwill and other intangible assets	48,959,721	-
Increase/(Decrease) in contingent liability	(8,246,000)	10,500,000
Realized and unrealized loss of marketable and other securities	33,350	(526,939)
Termination benefit	-	495,568
Extinguishment of Paycheck Protection Program Loan		(1,466,113)
Amortization of operating lease asset	863,768	922,057
Changes in operating assets and liabilities:
Accounts receivable	(116,861)	(556,116)
Deposits	284,977	261,125
Inventory	(174,479)	(135,058)
Prepaid inventory	2,939	(385,410)
Prepaid expenses and other current assets	(1,088,579)	(141,393)
Accounts payable and accrued expenses	(1,149,456)	(603,216)
Operating lease liability	(872,656)	(846,914)
Deferred revenue / customer deposits	3,723	4,478
Collection on discontinued operations accounts receivable	9,592	428,667
Deferred tax liability	-	(765,000)
Cash used by operating activities	(13,041,469)	(9,759,273)
Cash flows from investing activities:
Proceeds from sale of other investment securities	-	540,000
Purchase of other investment securities	-	(750,000)
Proceeds from sale of assets	(322,017)	-
Purchase of property and equipment	(462,221)	(311,572)
Cash provided (used) by investing activities	(784,238)	(521,572)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	15,798,115
Note payable	(31,044)	(137,292)
Preferred dividend distribution	(3,001,003)	(1,220,610)
Cash provided by financing activities	(3,032,047)	14,440,213
Net increase (decrease) in cash	(16,857,754)	4,159,368
Cash and cash equivalents, beginning of period	26,411,424	14,824,644
Cash and cash equivalents, end of period	$9,553,670	$18,984,012

Supplemental Disclosures of Cash Flow Information:

	2022	2021

Cash Payments for:
Interest expense	$6,817	$23,573

Non-cash financial/investing activities:
Issuance of Contingent earnout shares:	$908,000	$12,596,089
Warrants issued to representative	$-	$254,950

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE nine months ended June 30, 2022
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	57,783,340	$57,783	5,000,000	5,000	$176,417,269	$(73,337,865)	$103,142,187
Issuance of Common stock	494,630	495	-	-	404,505	-	405,000
Issuance of options for share based compensation	-	-	-	-	505,466	-	505,466
Issuance of restricted stock for share based compensation	-	-	-	-	508,754	-	508,754
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	(19,160,904)	(19,160,904)
Balance, December 31, 2021	58,277,970	$58,278	5,000,000	5,000	$177,835,993	$(93,499,271)	$84,400,000
Issuance of Common stock	1,074,240	1,074	-	-	659,926	-	661,000
Issuance of options for share based compensation	-	-	-	-	291,630	-	291,630
Issuance of restricted stock for share based compensation	-	-	-	-	328,514	-	328,514
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	(4,657,215)	(4,657,216)
Balance, March 31, 2022	59,352,210	$59,352	5,000,000	5,000	$179,116,064	$(99,156,986)	$80,023,429
Issuance of Common stock	593,880	594	-	-	177,406	-	178,000
Issuance of options for share based compensation	-	-	-	-	(373,168)	-	(373,168)
Issuance of restricted stock for share based compensation	-	-	-	-	(593,617)	-	(593,617)
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	(31,634,143)	(31,634,143)
Balance, June 30, 2022	59,946,090	$59,946	5,000,000	5,000	$178,326,685	$(131,791,631)	$46,600,000

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE nine months ended June 30, 2021
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	$(47,388,367)	$79,182,048
Issuance of Preferred Stock	-	-	2,300,000	2,300	15,795,815	-	15,795,815
Issuance of options for share based compensation	-	-	-	-	219,875	-	219,875
Issuance of restricted stock for share based compensation	-	-	-	-	15,279	-	15,279
Preferred dividend	-	-	-	-	-	(100,050)	(100,050)
Net Loss	-	-	-	-	-	(9,395,621)	(9,395,621)
Balance, December 31, 2020	52,130,870	$52,131	2,800,000	$2,800	$142,548,753	$(56,884,038)	$85,719,646
Issuance of Common Stock	3,711,964	3,712	-	-	11,422,488	-	15,795,815
Exercise of options for share based compensation	147,953	148	-	-	627,500	-	627,648
Issuance of restricted stock for share based compensation	347,000	347	-	-	1,181,481	-	1,181,828
Preferred dividend	-	-	-	-	-	(560,279)	(560,279)
Net Loss	-	-	-	-	-	(12,510,474)	(12,510,474)
Balance, March 31, 2021	56,337,787	$56,338	2,800,000	$2,800	$155,780,222	$(69,954,791)	$85,884,569
Issuance of Common stock	608,528	609	-	-	1,471,991	-	1,472,600
Exercise of options for share based compensation	-	-	-	-	355,565	-	355,565
Issuance of restricted stock for share based compensation	27,500	28	-		590,264	-	590,291
Preferred dividend	-	-	-	-	-	(560,281)	(560,281)
Net Income	-	-	-	-	-	1,537,288	1,537,288
Balance, June 30, 2021	56,973,815	$56,975	2,800,000	2,800	$158,198,042	$(68,977,784)	$89,280,032

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE three and nine months ended June 30, 2022 and 2021(unaudited)

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

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers in April of 2019, the Company issued 15,250,000 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 8,750,000 of the shares vest over a five-year period and 4,338,302 shares remain subject to a voting proxy agreement as of June 30,2022, as well as to issue another 15,250,000 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals (the “Earnout Rights”) being achieved within five years from the closing of the Mergers.

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

Accounts Receivable and Accounts Receivable Other

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of June 30, 2022 and September 30, 2021, we had an allowance for doubtful accounts of $18,156 and $3,633, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.6% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At June 30, 2022, the receivable from payment processors included approximately $298,659 for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

Intangible Assets

The Company’s intangible assets consist of trademarks and other intellectual property, all of which are accounted for in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. Prior to December 31, 2021, the Company employed the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. The Company performed an annual impairment analysis as of August 1 of each fiscal year on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. The annual impairment analysis included a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, the Company would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets were tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, has determined that is it more likely than not that an impairment loss has occurred. See Note 5 more further information on the impairment testing procedures performed at December 31, 2021 and the Company’s decision to change from indefinite to definite lived status for its trademarks. The Company now accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment. The Company began amortizing its trademarks over 20 years beginning January 1, 2022 and will perform impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If there are indications that the asset’s carrying value may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the Recoverable Amount of the Asset Group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group.  The Company notes that there are no indications of impairment related to its trademarks as of June 30, 2022.

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

Paycheck Protection Program Loan

On April 27, 2020, we received a loan in the principal amount of $1,456,100 (the “SBA Loan”) in consideration of a Promissory Note, under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Company used the SBA Loan for qualifying expenses and on May 17, 2021 it received notice from the SBA that the loan had been forgiven. The Company subsequently booked a $1,466,113 gain for unpaid principal and accrued interest.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At June 30, 2022, the Company has no unfulfilled performance obligations.

Allocation of Transaction Price

In the Company’s current business model, it does not have contracts with customers which have multiple elements as revenue is driven purely by online product sales or purchase order-based product sales.

Revenue Recognition

The Company records revenue from the sale of its products when its customer obtains control, which is upon shipping (and is typically FOB shipping) which is when our performance obligation is met. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company currently offers a 60-day, money back guarantee

Disaggregated Revenue

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

The Company has no material contract assets nor contract liabilities at June 30, 2022.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2022	% of total	2021	% of total

Wholesale sales	$2,079,592	24.2%	$2,740,523	26.0%
E-commerce sales	6,513,301	75.8%	7,820,000	74.0%
Total Net Sales	$8,592,893	100.0%	$10,560,523	100.0%

	Nine Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2022	% of total	2021	% of total

Wholesale sales	$7,382,880	26.8%	$9,049,068	26.1%
E-commerce sales	20,160,721	73.2%	25,638,368	73.9%
Total Net Sales	$27,543,601	100.0%	$34,687,436	100.0%

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had an $8,644,186 uninsured balance at June 30, 2022 and a $23,508,953 uninsured balance at September 30, 2021.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and nine months ended June 30, 2022.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $59,939,934 for the nine months ended June 30, 2022. Excluding one time non-cash goodwill and intangibles impairment charges of $48,959,721, the Company's loss was $10,980,213, resulting in working capital of $14,133,054.

While the Company is taking strong action, believes in the viability of its strategy and path to profitability, and in its ability to raise additional funds, there can be no assurances to that effect.  The Company’s working capital position may not be sufficient to support the Company’s daily operations for the twelve months subsequent to the issuance of these quarterly financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire additional funding. These and other factors raise potential concern about the Company’s ability to continue as a going concern within twelve months after the date that the quarterly financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern

New Accounting Standards

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

NOTE 2 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company has, from time to time, entered into contracts where a portion of the consideration provided by the customer in exchange for the Company’s services was common stock, options or warrants (an equity position). In these situations, upon invoicing the customer for the stock or other instruments, the Company recorded the receivable as accounts receivable other, and used the value of the stock or other instrument upon invoicing to determine the value. If there is insufficient data to support the valuation of the security directly, the Company will value it, and the underlying revenue, on the estimated fair value of the services provided. In determining fair value of marketable securities and investment other securities, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. The Company determines the fair value of marketable securities and investment other securities based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

For the three months ended June 30, 2022 and 2021, the Company recorded $0 and $2,852, respectively, and for the nine months ended June 30, 2022 and 2021 the Company recorded $(33,350) and $545,562 respectively, of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized loss in the first quarter of fiscal 2022 was a result of marking the Company’s holdings of 1,042,193 shares of Isodiol International, Inc. (“Isodiol”) down to zero after Isodiol was delisted from the TSX during December 2021. The gain in the prior year was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero based on prior information related to the company’s performance and COVID-19 impacts.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). On January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000 commitment into Adara Sponsor, LLC. Certain affiliates of the Company have also invested in Adara Sponsor, LLC. On February 9, 2021, the public shares of Adara began trading on the NYSE. Commencing March 24, 2021, holders of the 11,500,000 units sold in the Adara’s initial public offering could elect to separately trade shares of the Adara Class A common stock and warrants included in the units. The shares of Class A common stock and warrants that were separated now trade on NYSE American LLC under the symbols “ADRA” and “ADRA WS”, respectively. On June 30, 2022, the Company’s implied, indirect ownership in Adara represented 4.4% (633,988 shares) and 10.1% (1 million) of the warrants. As of June 30, 2022, ADRA stock closed at $9.89 while ADRA WS closed at $0.18.  On June 22, 2022, the Company executed a transfer agreement with affiliates of Adara Sponsor, LLC whereby the Company's interest would be transferred to the affiliates of Adara Sponsor, LLC upon Adara's acquisition of Allliance Entertainment, Inc. (the "Target") in consideration of the Company's original purchase price. As a result of the SEC litigation against our former CEO, the Target provided a demand to Adara that it required cbdMD and Mr. Sumichrast to dispose of our interests in Adara Sponsor, LLC as a condition of proceeding with any business combination. On June 23, 2022, Adara announced it had entered into business combination agreements with the Target subject to a number of conditions to closing, including shareholder SEC approval. There are no assurances the business combination will be completed. If the business combination is not completed, Adara will continue to pursue other targets for a potential business combination.

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

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale is initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's recently completed series C financing. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs and has included in noncurrent assets on the accompanying condensed consolidated balance sheets as the company intends to hold this investment for longer than a year.

In valuing both investments, the Company used the value paid, which was the price offered to all third-party investors. The Company also assessed the common stock of Adara and determined there was not an impairment for the period ended June 30, 2022.The table below summarized the assets valued at fair value as of June 30, 2022:

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investment other securities	$-	$-	$1,000,000	$1,000,000

Balance at September 30, 2021	33,351	-	1,000,000	1,033,351
Change in value of equities	(33,351)	-	-	(33,351)
Additional Investment	-	-	-	-
Balance at December 31, 2021	$-	$-	$1,000,000	$1,000,000
Change in value of equities	-	-	-	-
Additional Investment	-	-	-
Balance at March 31, 2022	$-	$-	$1,000,000	$1,000,000
Change in value of equities	-	-	-	-
Additional Investment	-	-	1,400,000	1,400,000
Balance at June 30, 2022	$-	$-	$2,400,000	$2,400,000

NOTE 3 - INVENTORY

Inventory at June 30, 2022 and September 30, 2021 consists of the following:

	June 30,	September 30,
	2022	2021
Finished Goods	$3,083,043	$3,362,897
Inventory Components	1,314,646	1,729,176
Inventory Reserve	(79,485)	(70,206)
Inventory prepaid	548,580	551,519
Total Inventory	$4,866,783	$5,573,386

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the three months ended June 30, 2022.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2022 and September 30, 2021 consist of the following:

	June 30,	September 30,
	2022	2021
Computers, furniture and equipment	$861,731	$549,910
Manufacturing equipment	284,275	2,968,838
Leasehold improvements	487,081	870,621
Automobiles	35,979	35,979
	1,669,066	4,425,348
Less accumulated depreciation	(893,589)	(1,863,774)
Property and equipment, net	$775,477	$2,561,574

Depreciation expense related to property and equipment was $158,555 and $246,532 for the three months ended June 30, 2022 and 2021, respectively and was $770,335 and $719,856 for the nine months ended June 30, 2022 and 2021, respectively.  During the quarter, the Company sold substantially all the assets of its manufacturing facility and as a result the gross investment and accumulated depreciation was removed from the balance sheet, reducing net PP&E.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had goodwill at December 31, 2021 of $56,670,970. The Company performs a Step 0 goodwill impairment analysis at least annually following the steps laid out in ASC 350-20-35-3C. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. From time to time the Company also evaluates goodwill impairment on a quarterly basis if any triggering events have occurred that would require such analysis. For the three months ended December 31, 2021, the Company performed a Step 0 goodwill impairment analysis on consolidated goodwill and determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $13,898,285. The Company has recorded this impairment to reduce total goodwill on its condensed consolidated balance sheets and has recorded the corresponding impairment expense on its condensed consolidated statement of operations as of December 31, 2021. The Company performed the same analysis as of June 30, 2022 and determined that goodwill was impaired by $30,776,436. The Company has recorded this impairment to reduce total goodwill on its condensed consolidated balance sheets and has recorded the corresponding impairment expense on its condensed consolidated statement of operations as of June 30, 2022.

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

Intangible assets as of June 30, 2022 and September 30, 2021 consisted of the following:

	June 30,	September 30,
	2022	2021
Trademark related to cbdMD	$17,300,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Amortization of definite lived intangible assets:	(655,508)	(48,482)
Total	$18,111,903	$23,003,929

Amortization expense related to definite lived intangible assets was $277,354 and $0 for the three months ended June 30, 2022 and 2021, respectively and was $607,025 and $0 for the nine months ended June 30, 2022 and 2021, respectively.

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

The issuance of the initial 15,250,000 shares and the 15,250,000 Earnout Shares were approved by the Company’s shareholders in April 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $ 53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.The third quarter of the third marketing period ended on September 30, 2021 and based on the measurement criteria an additional 466,713 Earnout Shares were earned and issued in December 2021. These shares decreased in value by $366,841 during the quarter through the time of issuance and had a value of $405,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The fourth quarter of the third marketing period ended on December 31, 2021 and based on the measurement criteria an additional 444,243 Earnout Shares were earned and issued in March 2022. These shares increased in value by $41,914 during the quarter through the time of issuance and had a value of $325,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The fifth quarter of the third marketing period ended on March 31, 2022 and based on the measurement criteria an additional 458,877 Earnout Shares were earned and issued in May 2022. These shares decreased in value by $90,792during the quarter through the time of issuance and had a value of $178,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet.

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability. The value of the contingent liability was $702,000 and $9,440,000 at June 30, 2022 and September 30, 2021, respectively. At June 30, 2022, up to 4,338,302 remaining Earnout Shares are subject to issuance by the Company.

As part of the Twenty Two acquisition in July 2021, the Company has a contractual obligation to issue up to an additional 200,000 shares of its common stock as additional consideration, dependent upon the acquisition entity meeting future revenue targets. Under GAAP the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under GAAP the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event its estimate of the fair value of the contingent consideration changes, the Company will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2021, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $416,000. At December 31, 2021, the Company recorded a decrease in value of the contingent liability of $255,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $161,000. At March 30, 2022 the Company recorded a decrease in value of the contingent liability of $148,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $13,000. At June 30, 2022, the Company recorded a decrease in value of the contingent liability of $13,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $0.

In November of 2021 the Company entered into a contractual obligation to issue up to 120,000 RSUs to an employee. During the twelve month period ending December 31, 2022, the employee shall receive RSUs that are dependent upon a minimum $3 million and up to $8 million of net sales generated by the employee through accounts established and opened by the employee. The shares will be subject to meeting the minimum $3 million of net sales as well as to calculations including volume-weighted average stock price minimum and maximum. As of December 31, 2021 the estimated revenue target to be met by the employee through December 31, 2022 was below the minimum threshold for earning RSUs, and therefore, the Company recorded a zero liability related to this contingent liability at December 31, 2021. During the three months ended March31, 2022,the employee resigned their position with the Company. As such, this contractual obligation was terminated.

In April 2022, the Company entered into a contractual obligation to issue up to 100,000 options to an employee.  The shares are subject to meeting a minimum direct to consumer revenue of $12.0 million for the December 2022 calendar quarter. The Company is not expecting to meet this revenue metric for the December 2022 calendar quarter and has therefore valued this liability at $0 as of June 30, 2022.

NOTE 7 – RELATED PARTY TRANSACTIONS

As noted in Note 2, the Company, and a number of its affiliates have invested into Adara through Adara Sponsor.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2022 and September 30, 2021.

The total amount of preferred dividends declared and paid were $1,000,501 and $560,281, respectively, for the three months ended June 30, 2022 and 2021. The total amount of dividends declared and paid were $3,001,503 and $1,220,610 for the nine months ended June 30, 2022 and June 30, 2021, respectively.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 59,946,090 and 57,783,340 shares of common stock issued and outstanding at June 30, 2022 and September 30, 2021, respectively.

Preferred stock transactions:

The Company had no preferred stock transactions in the three and nine months ended June 30, 2022.

In the nine months ended June 30, 2021:

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

Common stock transactions:

In the nine months ended June 30, 2022:

In May 2022, the Company issued 458,887 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

In March 2022 the Company issued 444,243 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

In January 2022, the Company issued 30,000 shares of restricted stock awards to six employees. The stock awards were valued at the fair market price of $29,250 and vested at the grant date.

In January 2022, the Company issued 320,000 shares to a professional athlete in conjunction with an amendment to the athlete’s sponsorship agreement as referenced in Note 11. The stock grant was valuated at the fair market price of $336,000 upon issuance and will be amortized over the remaining term of the agreement.

On December 28, 2021, the Company issued 466,713 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

In October 2021, the Company issued 25,000 shares of restricted common stock to an executive officer of the Company, subject to vesting on January 1, 2022.

In the nine months ended June 30, 2021:

In June 2021, the Company issued 25,000 shares of restricted stock awards in connection with a consulting arrangement with an industry professional. The Company recorded a total prepaid expense of $80,500 in conjunction with the issuance of shares and intends to amortize this over the term of the agreement.

In May 2021, the Company issued 562,278 common shares in connection with the Earnout Shares as referenced in Note 6.

In April 2021, the Company entered into an endorsement agreement with a professional athlete. As part of the endorsement agreement, the Company issued 40,000 common shares of restricted common stock. The Company recorded $143,600 prepaid expense and amortized over the term of the agreement.

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

Stock option transactions:

In the nine months ended June 30, 2022:

In May 2022, the Company granted a new executive an aggregate of 405,000 common stock options. The options vest equally over 1, 2, and 3 years from the grant date. The options have a strike price $0.84 and a five year term. The total expense of these options totaled $176,985 and will be amortized over the term of the vesting periods.

In April 2022, the Company issued 200,000 options to a consultant as part of an advisory agreement under the Company's Equity Compensation Plan. Fifty thousand of the shares vested upon the grant, 50,000 vest and 6 months from the effective date and 100,000 upon renewal of the consulting agreement in March 2023. The options have a strike price of $1 and five year term. The total expense of these options totaled $131,300 and will be amortized over the term of the vesting periods.

In April 2022, the Company issued 100,000 common stock options to an employee that vest upon the Company achieving certain direct to consumer revenue growth targets for the quarter ended December 2022. The options have a $1 strike price. The Company performs analysis on these options and as of June 30, 2020 no expense was ascribed to these options.

In March 2022, the Company granted its board of directors an aggregate of 120,000 common stock options. The options vested immediately, have a strike price of $0.818 and a five-year term. The Company has recorded a total prepaid expense of $57,000 and intends to amortize the expense over the 12-month board term.

In January 2022, the Company granted an aggregate of 130,000 common stock options to a group of 9 employees.  These options vest upon grant and the Company has recorded an expense for these options of $79,500 for the three months ended June 30, 2022

In October 2021, the Company granted an aggregate of 75,000 common stock options to an executive officer. These options vest on October 1, 2022. The Company has recorded an expense for these options of $23,025 and $46,050 for the three and nine months ended June 30, 2022.

In the nine months ended June 30, 2021:

In June 2021, the Company entered into a consulting arrangement with an industry professional. As part of the agreement, the Company issued 50,000 options and recorded total prepaid expenses of $125,250 and intends to amortize over the 12-month vesting term.

In April 2021, the Company issued 750,000 common stock options to an executive officer in conjunction with an Amended and Restated Executive Employment Agreement. The common stock options vest in three equal tranches, the first of which vests on January 1, 2022; the second on January 1, 2023; and the third on January 1, 2024, both under the Corporations 2021 Equity Compensation Plan. The Company has recorded an expense of $195,346 for the three months ended June 30, 2021 for these options.

In March 2021, the Company granted its board of directors an aggregate of 150,000 common stock options. The options vested immediately, have a strike price of $4.40 and a five-year term. The Company has recorded a total prepaid expense of $395,850 and intends to amortize the expense over the 12-month board term.

In January 2021, the Company granted an aggregate of 80,000 common stock options to three employees. The options vest in three equal tranches, the first on April 15, 2021, the second on April 15, 2022 and the third on April 14, 2023 and have an exercise price of $3.10 per share and a term of 10 years. The Company has recorded an expense of $66,967 for the three months ended June 30, 2021 for these options.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the three months ended June 30, 2022 and 2021:

	June 30,		June 30,
	2022		2021
Weighted average exercise price	0.844 -1.0000		$3.91
Risk free interest rate	2.56% - 2.83%		0.16% - 0.85%
Volatility	101.23	% - 102.00	100.72% - 105.43%
Expected term (in years)	2.5 - 4		2.5 - 6.2
Dividend yield	None		None

Warrant Transactions:

The Company has no warrant transactions during the three and nine months ended June 30, 2022.

In the nine months ended June 30, 2021:

In December 2020 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 150,502 shares of common stock with an exercise price of $3.74. The warrants expire on December 8, 2025.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the nine months ended June 30, 2022 and 2021:

June 30,
2021
Weighted average exercise price	$3.74
Risk free interest rate	0.39%
Volatility	103.42%
Expected term (in years)	2.8
Dividend yield	None

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

The following table summarizes stock option activity under both plans for the nine months ended June 30, 2022:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2021	2,702,500	$4.42	5.13	$-
Granted	1,030,000	0.99		-
Exercised	-	-
Forfeited	(930,000)	3.59
Outstanding at June 30, 2022	2,802,500	3.43	3.39	-

Exercisable at June 30, 2022	1,822,500	$4.19	4.63	$-

As of June 30, 2022, there was approximately $419,241 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.8 years.

Restricted Stock Award transactions:

In the nine months ended June 30, 2022:

In June 2022, the Company issued 400,000 shares of restricted common stock in connection with the Separation Agreement with a former executive officer in which the former employee forfeited 500,000 shares of unvested restricted stock awards and 500,000 unvested options. These shares are subject to vest one-half on July 1, 2022 and the balance January 1, 2023. The fair market value of these shares totaled $172,000 and will be amortized over the vesting periods. The forfeited RSUs and options had an unrecognized value of $799,572 and $555,286, respectively. The Company recognized contra-expense of $880,428 and $604,714 for the forfeited RSUs and options, respectively, related to the previously amortized expense for these RSUs and options.

In May 2022 the Company issued 125,000 shares of restricted common stock to an executive office of the Company as part of a new hire compensation package.

In May 2022 the Company issued 5,000 of restricted common stock to an employee of the Company. The stock award was valued at the fair market price $3,350 of and expensed upon issuance.

In March 2022, the Company issued 20,000 of restricted stock awards to the Company’s board of directors. The shares vest quarterly one fourth on June 30, 2022, one fourth, on September 30, 2022, one fourth on December 31, 2022, and one fourth on March 31, 2023. The stock awards were valued at the fair market price of $16,360 upon issuance and will amortize over the individual vesting periods.

In January 2022, the Company issued 30,000 shares of restricted stock awards to six employees.  The stock awards were valued at the fair market price of $29,250 and vested at the grant date.

In January 2022, the Company issued 320,000 shares to a professional athlete in conjunction with an amendment to the athlete’s sponsorship agreement as referenced in Note 11. The stock grant was valuated at the fair market price of $336,000 upon issuance and will be amortized over the remaining term of the agreement.

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

In the nine months ended June 30, 2021:

In June 2021, the Company issued 25,000 shares of restricted stock awards in connection with a consulting arrangement with an industry professional. The Company recorded a total prepaid expense of $80,500 in conjunction with the issuance of shares and intends to amortize this over the term of the agreement.

In April 2021, the Company issued 750,000 shares of restricted common stock to an executive officer, subject to a multi-year vesting schedule as noted below in Note 9.

In April 2021, the Company entered into an endorsement agreement with a professional athlete. As part of the endorsement agreement, the Company issued 40,000 common shares of restricted common stock. The Company recorded $143,600 prepaid expense and amortized over the term of the agreement.

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

The Company recognized $(593,617) and $641,267 of restricted stock compensation expense for the three months ended June 30, 2022 and 2021, respectively.  The Company recognized $242,382 and $1,218,110 of restricted stock compensation expense for the nine months ended June 30, 2022 and 2021, respectively.

NOTE 10 - WARRANTS

Transactions involving the Company equity-classified warrants for the nine months ended June 30, 2022 and 2021 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2021	660,417	$4.60	3.05	$-
Granted	-	-		-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2022	660,417	4.60	2.79	-

Exercisable at June 30, 2022	660,417	$4.60	-	$-

The following table summarizes outstanding common stock purchase warrants as of June 30, 2022:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $4.00 per share	70,500	4.00	September 2022
Exercisable at $7.50 per share	100,000	7.50	October 2022
Exercisable at $4.375 per share	51,429	4.375	September 2023
Exercisable at $7.50 per share	60,000	7.50	May 2024
Exercisable at $3.9125 per share	47,822	3.9125	October 2024
Exercisable at $1.25 per share	36,682	1.25	January 2025
Exercisable at $3.74 per share	150,502	3.74	December 2025
Exercisable at $3.75 per share	143,482	3.75	June 2026
	660,417	$4.60

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

As previously disclosed, during June of 2022, the Company's CEO resigned from the board of directors and his role as an executive for the Company in June of 2022 under the terms of a separation agreement with the Company.

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, as part of the sale of manufacturing equipment during April 2022, the balance of this loan was paid off resulting in a balance of $0 as of June 30, 2022. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $5,051 is a long term note payable at June 30, 2022. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

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

NOTE 14 – LEASES

The Company has lease agreements for its corporate offices and warehouse with lease periods expiring between 2021 and 2026. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. All of the Company’s leases are classified as operating leases. The Company’s leases do not contain any residual value guarantees. During the June 2022 quarter, the Company exited its laboratory facility as all R&D is conducted in its corporate offices. This lease expired in December 2022, and as a result we incurred an exit fee of $80,000 tied to the landlord's right to holdover rent which was booked as an offset to gain on the sold assets for the quarter ending June 30, 2022.

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

Components of operating lease costs are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2022	2022
Total Operating Lease Costs	$336,474	$1,059,732

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2022	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$339,194	$1,068,620

As of June 30, 2022, our operating leases had a weighted average remaining lease term of 4.38 years and a weighted average discount rate of 4.66%.

For the year ended September 30,
2022	$337,267
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	5,671,892
Less interest	(534,340)
Total lease liabilities	$5,137,552

Future minimum aggregate lease payments under operating leases as of June 30, 2022 are summarized as follows:

NOTE 15 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Basic:
Net loss continuing operations	$(31,634,143)	$1,537,288	$(55,453,289)	$(20,368,808)
Preferred dividends paid	1,000,501	560,281	3,001,503	1,220,610
Net (loss) income continuing operations adjusted for preferred dividend	(32,634,644)	977,007	(58,454,792)	(21,589,418)
Net (loss) income attributable to cbdMD Inc. common shareholders	(32,634,644)	977,007	(58,454,792)	(21,589,418)

Diluted:
Net (loss) income continuing operations	(32,634,644)	977,007	(58,454,792)	(21,589,418)
Net (loss) income continuing operations	(32,634,644)	977,007	(58,454,792)	(21,589,418)

Shares used in computing basic earnings per share	59,316,762	56,676,326	59,229,208	54,089,263
Effect of dilutive securities:
Options	-	64,833	-	-
Warrants	-	22,884	-	-
Convertible preferred shares	-	4,667,600	-	-
Shares used in computing diluted earnings per share	59,316,762	61,431,643	59,229,208	54,089,263

Earnings per share Basic:
Continued operations	(0.55)	0.02	(0.99)	(0.40)
Basic earnings per share	(0.55)	0.02	(0.99)	(0.40)

Earnings per share Diluted:		-	-
Continued operations	(0.55)	0.02	(0.99)	(0.40)
Diluted earnings per share	(0.55)	0.02	(0.99)	(0.40)

At June 30, 2022, 4,888,667potential shares underlying options, unvested RSUs and warrants as well as 8,335,000 convertible preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. Therefore, the Company had calculated the tax provision on a discrete basis under ASC 740-270-30- 36(b) for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020. At September 30, 2021 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At June 30, 2022, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 17 – SUBSEQUENT EVENTS

On August 1, 2022, the Company successfully made the transition from Oracle Netsuite to Acumatica for its ERP system.  During the past year, Oracle terminated our license agreement and requested we find an alternative ERP solution.

On August 9, 2022, T. Ronan Kennedy, our Chief Financial Officer and Chief Operating Officer, was appointed interim principal executive officer.

Effective August 9, 2022, Dr. Sybil Swift, a key employee of the Company, was appointed to serve on the board of directors, filling a vacancy on the board, in accordance with the bylaws of the Company.  Dr. Swift has served as the Company’s Vice President for Scientific & Regulatory Affairs and the co-chair of cbdMD Therapeutics, LLC, since March of 2021. She initially joined the Company as a Regulatory Consultant in Jan 2021. Prior to joining the Company, from Jan 2020 to Dec 2020, Dr. Swift was the Senior Vice President for Scientific & Regulatory Affairs at the Natural Products Association. Dr. Swift served in multiple roles during her 5 years within the U.S. Food and Drug Administration's Office of Dietary Supplement Programs; the last role was the Associate Director for Research and Strategy. As Associate Director, Dr. Swift directed the office’s research portfolio and was responsible for ensuring alignment between its science, research, compliance, enforcement, and policy initiatives. Dr. Swift was also the co-chair of the Botanical Safety Consortium, a collaboration between scientists from government agencies, academia and industry. Dr. Swift earned her Ph.D. in Nutrition has and M.S. in Kinesiology at Texas A&M University. She is currently a member of the American Society for Nutrition, the Global Retailer & Manufacturer Alliance (GRMA), the Natural Products Association (NPA) ComPLI Committee, the Council for Federal Cannabis Regulation's (CFCR) SRAC. Dr. Swift is not considered an “independent director” within the meaning of Section 803 of the NYSE American Company Guide. As an employee director, she will not be appointed to any committee of our board of directors.  She shall receive a restricted stock grant of 5,000 shares of our common stock and five options to purchase 30,000 shares of our common stock, exercisable at $0.568 per share.  The restricted stock grant and options vest on the date of issuance.   In keeping with the Company’s stated commitment to increase diversity on the board which it believes supports the Company’s core values and is an essential measure of sound governance and critical to a well-functioning board, the board of directors recognizes that Dr. Swift is a minority.

As previously reported, on December 20, 2018 we closed that certain Merger Agreement, as amended, by and among our company, our subsidiaries and Cure Based Development, LLC (“Cure Based Development”). Pursuant to the terms of the Merger Agreement, as partial merger consideration CBD Holding, LLC (“CBDH”), the then sole member of Cure Based Development, was entitled to receive (the “Earnout Rights”) up to 15,250,000 additional shares of our common stock (the “Earnout Shares”) upon the satisfaction of certain aggregate net revenue criteria within 60 months (marking periods) following the Closing Date. The possible issuance of the Earnout Shares was approved by our shareholders in April 2019. In February 2020 CBDH distributed the Earnout Rights to its members which included affiliates of Martin A. Sumichrast (our former officer and director) and R. Scott Coffman (a current member of our board of directors and former officer).  Following the completion of the June 30, 2022 quarter within the third marking period, and in accordance with the terms of the Merger Agreement, as amended, we determined that the net revenues for the June 30, 2022 quarter within the third marking period were $8,592,893 and on August 9, 2022 we issued the members an aggregate of 409,505 shares of our common stock. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended June 30, 2022 and the three and nine months ended June 30, 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

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

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. We believe that we are an industry leader producing and distributing broad spectrum CBD products and now full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing CBD education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining trace amounts of THC that falls within the limits set in the 2018 Farm Bill. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications

Our cbdMD brand of products includes high-grade, premium CBD products, including CBD tinctures, CBD gummies, CBD topicals, CBD capsules, CBD bath bombs, and CBD sleep aids.

Our Paw CBD brand of products includes veterinarian-formulated products including tinctures, chews, topicals products in varying strengths and formulas. Paw CBD products have undergone the National Animal Safety Council’s rigorous audit and meet their Quality Seal standard.

Our cbdMD Botanicals brand of beauty and skincare products features facial oil and serum, toners, moisturizers, clear skin, facial masks, exfoliants and body care. cbdMD Botanicals is dedicated to creating clean CBD skin care products combining the best of Mother Nature with the precision of scientific innovation. All of our products are 100% cruelty-free and have no parabens, sulfates, or gluten – just pure botanical ingredients carefully crafted into gentle beauty products for all skin types.

cbdMD, Paw CBD and cbdMD Botanicals products are distributed through our e-commerce websites, third party e-commerce sites, select distributors and marketing partners as well as a variety of brick-and-mortar retailers. In addition, we operate a CBD marketplace through directcbdonline.com, our own e-commerce website.

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

During the second quarter of 2022 we took steps to right size our cost structure to our current revenue base and worked to remove over $10 million of annualized costs.  We achieved this through a combination of reductions in payroll, renegotiating freight rates, rationalizing marketing expenses, reducing regulatory spend, exited our lab and overall tightening of all expenditures.  We started enacting these steps during the second quarter resulting in sequential reductions in operating costs in both the second and third quarters of 2022. We expect continued roll off of expenses during the fourth quarter from the full quarter benefit of adjustments made during the third quarter coupled with additional rationalization we are working on.

During April 2022, in an effort to reduce costs, we sold our manufacturing equipment and outsourced certain products previously produced in-house. This change had a significant reduction in our fixed labor and overhead, positively impacting cost of goods sold, and increased flexibility in our supply chain and was part of our overall cost structure rationalization plan.

During May 2022 our Co-CEO and cbdMD brand Founder retired and we hired a new President.

The Company's management mandate is to achieve profitability and increase revenue by the end of the calendar year.  Significant headway was made on cost controls over the last two quarter and we believe additional opportunities to improve our cost structure exist: we are working to lower our facility costs, we are taking further opportunities to improve freight rates, and we continue to reassess our marketing costs and make improvements to our product portfolio.  In addition to these efforts, the Company continues to invest in a strong pipeline of accretive revenue opportunities.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2022 and beyond:

●

Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy, absorption and claims. We regularly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of expanding our product offerings to meet these expanding consumer demands. We have a robust pipeline of products set to launch during fiscal 2022. In February 2022 we launched our line of functional gummies and curcumin capsules, followed by an initial rollout of several full spectrum gummies starting in March 2022 and a 2018 Farm Act compliant hemp extracted Delta 9 product assortment in April 2022, and our mood and focus products in May 2022.

●

Expand our revenue channels: We continued to pursue relationships with a number of key traditional retail accounts and believe our top brand awareness, and effective marketing position us as the CBD partner for key traditional retail accounts as this channel has continued to normalize. During the second quarter we added a number of our top selling ingestible SKUs throughout GNC’s retail footprint. We continue to have discussions with key retailers and have expanded our sales organization to include deep channel-specific experience, and expect to have additional announcement in calendar 2022.

●

International Expansion: We continue to explore sales into markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers and local legal counsel who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are gaining market share in Central America through our sanitary registration approvals. We are also expanding our E-commerce business to consumers in the United Kingdom (U.K.). In March 2021, we officially filed our Novel Food Application with the United Kingdom’s Food Standards Agency (“FSA”) and the European Union’s (“E.U.”) Food Safety Agency (“EFSA”). In March 2022, we received notice that the products we submitted have been validated in the UK as well as in the EU. based warehouse. During August 2021 we signed an exclusive agreement to enter the Israeli Market with IM Cannabis Corp. a multi-country operator in the medical and adult- use recreational cannabis sector with operations in Israel, Germany and Canada. In March 2022, the Israeli Health Ministry announced it has begun the process of exempting CBD from its banned substances list and will be permitting CBD to be included into food and cosmetic products.  We anticipate additional international announcements before the end of the calendar year.

●

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

●

Maintain our sponsorships toward targeted segments: We have had significant success with attracting high profile sponsors and influencers and expect to continue to assess the segments we have covered with a focus on maintaining key sponsorships and influencers which are producing the largest visibility and responsiveness.

●

Acquisitions: We seek to acquire (i) brands that we believe we can optimize through our internal digital marketing agency and fulfillment platform to increase our total addressable market or (ii) technology or intellectual property that will further enhance our product portfolio and create product differentiation. We may acquire brands directly or through joint ventures if opportunities arise that we believe are in our best interest. In assessing potential acquisitions or investments, we expect to primarily utilize our internal resources to evaluate growth potential, the strength of the target brand, offerings of the target, as well as possible efficiencies to gain. We believe that this approach will allow us to effectively screen consumer brand candidates and strategically evaluate acquisition targets and efficiently complete due diligence for potential acquisitions. We are currently not a party to any agreements or understandings regarding the acquisition of additional brands or companies and there are no assurances we will be successful in expanding our brand portfolio.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended June 30,
	2022	2021	Change
Total net sales	$8,592,893	$10,560,523	$(1,967,630)
Cost of sales	2,660,185	3,370,952	(710,767)
Gross profit as a percentage of net sales	69.0%	68.1%	1.0%
Operating expenses	8,282,931	13,865,191	(5,582,260)
Impairment of goodwill and other intangible assets	30,776,436	-	30,776,436
Operating income from operations	(33,126,659)	(6,675,620)	(26,451,039)
(Increase) decrease on contingent liability	1,943,000	6,871,000	(4,928,000)
Net (loss) income before taxes	(31,634,143)	1,640,288	(33,274,431)
Net (loss) income attributable to cbdMD Inc. common shareholders	$(32,634,644)	$977,007	$(33,611,651)

	Nine Months Ended June 30,
	2022	2021	Change
Total net sales	$27,543,601	$34,687,436	$(7,143,835)
Cost of sales	10,176,085	10,444,353	(268,268)
Gross profit as a percentage of net sales	63.1%	69.9%	-6.8%
Operating expenses	31,690,915	36,846,371	(5,155,456)
Impairment of goodwill and other intangible assets	48,959,721	-	48,959,721
Operating income from operations	(63,283,120)	(12,603,288)	(50,679,832)
(Increase) decrease on contingent liability	8,246,000	(10,500,000)	18,746,000
Net loss before taxes	(55,453,289)	(21,133,808)	(34,319,481)
Net loss attributable to cbdMD Inc. common shareholders	$(58,454,792)	$(21,589,418)	$(36,865,374)

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2022	% of total	2021	% of total
Wholesale sales	$2,079,592	24.2%	$2,740,523	26.0%
E-commerce sales	6,513,301	75.8%	7,820,000	74.0%
Total Net Sales	$8,592,893		$10,560,523

	Nine Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2022	% of total	2021	% of total

Wholesale sales	$7,382,880	26.8%	$9,049,068	26.1%
E-commerce sales	20,160,721	73.2%	25,638,368	73.9%
Total Net Sales	$27,543,601		$34,687,436

Net Sales

We had total net sales of $8,592,893 and $10,560,523 for the three months ended June 30, 2022 and 2021, respectively, resulting in a quarter over quarter decrease in net sales of $1,967,631 or 18.6%. This decrease is attributable to a decrease of $1.3 million in e-commerce sales and a decrease of $0.66 million in wholesale sales quarter over quarter.  While management is disappointed with the year over year net sales decrease, the revenue is generally in line with macro competitive trends in the overall CBD industry.  Sequentially, the Company's revenue declined 11%. Our Wholesale declined approximately $661,000, in-part related to revenue associated with a pipeline fill during the second quarter, as well as additional orders on the books that were delayed at the end of the quarter.  We have successfully implemented a $1.0 million reduction in marketing expenses, while e-commerce remained consistent with our previous calendar quarter. We believe the current macro inflationary environment is impacting discretionary spending with consumers as well as wholesale customers.  We continue to work on a pipeline of opportunities both domestically and internationally and believe we will see revenue growth in the coming quarters.

We had total net sales of $27,543,599 and $34,687,436 for the nine months ended June 30, 2022 and 2021 respectively, resulting in a year over year decrease in net sales of $7.1 million, primarily attributable to a $1.7 million, or 20.4% reduction in wholesale sales and reduction in e-commerce sales of $5.5 million.  We continue to invest in new channels and sales relationships and work to expand the life time value of our customers.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 31.0% and 31.9% for three months ended June 30, 2022 and 2021, respectively and  36.9% and 30.1% for the nine months ended June 30, 2022 and 2021, respectively.  Year over year, the reduction in our cost of sales for the June 30, 2022 quarter is a result of operational gains from the elimination of overhead and lower freight costs that were partially offset by increase in unabsorbed overhead resulting from the $1.9 million drop in revenues. The decrease in our cost of sales for the nine months ended June 30, 2022 over prior year is also the result of operational gains from the elimination of overhead and lower freight costs, partially offset by an increase in unabsorbed overhead resulting from the $7.4 million drop in revenues, as well as a one-time charge of $878,142 related to the rationalization of a number of SKUs and product lines during the first quarter of fiscal 2022.

The changes made during the last quarters have eliminated significant fixed overhead and were aimed at lowering overall costs and making our cost of sale more variable in nature we believe ultimately more predictable.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and nine months ended June 30, 2022 and 2021:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2022	2021	Change
Staff related expense	$2,874,938	$4,455,640	$(1,580,702)
Accounting/legal expense	262,307	237,357	24,950
Professional outside services	237,877	304,570	(66,693)
Advertising/marketing/social media/events/tradeshows	3,415,575	4,796,929	(1,381,354)
Sponsorships	227,084	520,208	(293,124)
Affiliate commissions	287,026	482,026	(195,000)
Merchant fees	255,956	496,963	(241,007)
R&D and regulatory	113,751	674,874	(561,123)
Non-cash stock compensation	(938,285)	959,319	(1,897,604)
Intangibles Amortization	277,354	-	277,354
Depreciation	158,556	246,533	(87,977)
All other expenses	1,110,792	690,772	420,020
Totals	$8,282,931	$13,865,191	$(5,582,260)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2022	2021	Change
Staff related expense	$10,119,111	$12,076,025	$(1,956,914)
Accounting/legal expense	828,016	772,921	55,095
Professional outside services	648,764	899,195	(250,431)
Advertising/marketing/social media/events/tradeshows	11,839,584	11,856,233	(16,649)
Sponsorships	1,012,767	1,629,637	(616,870)
Affiliate commissions	853,559	1,354,102	(500,543)
Merchant fees	751,328	1,618,100	(866,772)
R&D and regulatory	550,268	1,060,605	(510,337)
Non-cash stock compensation	851,517	2,049,326	(1,197,809)
Intangibles Amortization	607,025	-	607,025
Depreciation	770,336	719,856	50,480
All other expenses	2,858,641	2,810,371	48,270
Totals	$31,690,915	$36,846,371	$(5,155,456)

Our overall operating expenses decreased by $5,582,260 or 40% three months ended June 30, 2022 over the three months ended June 30, 2021 and decreased $5,155,456 or 14% for the nine months ended June 30, 2022 versus the nine months ended June 30, 2021.   The quarter over quarter decrease was primarily driven by management's ongoing efforts to reduce our cost structure including decreases in staff related expenses ($1.58 million), advertising, marketing, sponsorships and affiliate commission expenses ($1.89 million) well as a merchant processing fees ($241,000) attributable to (i) on boarding new processors during the third quarter of 2021 at much lower rates as well as (ii) lower volume, reduction in stock expense ($1,897,142) which includes $1,485,142 of contra-expense for stock compensation related to forfeited RSUs and options, and R&D and regulatory spend ($561,000).  These decreases were offset by an increase in other expenses ($420,000) and an increase in the amortization of intangibles ($277,000) that increased this quarter as we began amortizing our trade names as referenced in Note 5. The reduction of $3.67 million for the nine months ended June 30, 2022 versus June 30, 2021 is due to an reduction in compensation ($1.9 million), advertising, marketing, sponsorships and affiliate commission expenses ($1.13 million), merchant fees ($867,000), and R&D and Regulatory ($510,000), partially offset by increase in stock compensation ($287,000) as well as depreciation and amortization ($862,000).

Excluding non-cash depreciation, intangible amortization, and non-cash stock expenses, we reduced our adjusted operating expenses from $12.7 million to $8.8 million for the three months ended June 30, 2021 and June 30, 2022 respectively and from $34.1 million to $29.2 million the nine months ended June 30, 2021 and June 30, 2022 respectively.

While our goal is to continue to improve year-over-year performance, management is also very much focused on improving the sequential performance and cash flow of the business.  Excluding the stock compensation expense reversal of $1,485,142 related to forfeited RSUs and stock options, sequentially we reduced our expenses by $1.68 million. We reduced marketing expense by over $1.0 million while increasing traffic to our websites.  Marketing costs will continue to come down during the fourth quarter as we rationalize expiring influencer contracts and focus on the most profitable customer acquisition and retention activities.  In the third quarter of 2022, we took further steps to reduce our overall headcount, including the outsourcing of our production facility, resulting in a reduction of of 16 positions (105 employees by June 30, 2022). These steps coupled with the full quarter benefit of reductions during the second quarter of fiscal 2022 resulted in over $608,000 in sequential payroll cost savings.  Since the reductions occurred over the course of the quarter, we expect to realize additional savings during the fourth quarter of fiscal 2022 as we benefit from a full quarter of savings. We are active in working to rightsize our corporate office and warehouse and believe significant additional savings exist should we be successful in our efforts.   We continue to pursue all avenues that will help lower our costs while maintaining our quality, efficacy and service for our customers; position us for revenue growth; and promote a culture of performance and success.

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

The following tables provide information on our approximate corporate overhead for the three and nine months ended June 30, 2022 and 2021:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2022	2021	Change
Staff related expense	$288,570	$432,844	$(144,274)
Accounting/Legal expense	195,056	190,199	4,857
Professional outside services	119,330	100,370	18,960
Travel expense	2,526	6,972	(4,446)
Business insurance	167,387	155,838	11,549
Non-cash stock compensation	(938,285)	959,319	(1,897,604)
Totals	$(165,417)	$1,845,542	$(2,010,959)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2022	2021	Change
Staff related expense	$917,144	$1,283,240	$(366,096)
Accounting/legal expense	578,356	655,939	(77,584)
Professional outside services	282,030	272,055	9,975
Travel expense	3,933	6,974	(3,041)
Business insurance	530,742	425,704	105,038
Non-cash stock compensation	851,517	2,049,326	(1,197,809)
Totals	$3,163,721	$4,693,238	$(1,529,517)

Excluding the $1,485,142 contra-expense for stock compensation related to forfeited RSUs and stock options, our corporate operating expenses are down quarter over quarter and year over year as a result of our ongoing efforts to reduce our cost structure across the board.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Therapeutics Overhead

Included in our consolidated operating expenses are expenses associated with Therapeutics including staff related expenses and R&D and regulatory expenses. The Therapeutic operating expenses include research and development activities for therapeutic applications.

The following tables provide information on our approximate corporate overhead for the three and nine months ended June 30, 2022 and 2021:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2022	2021	Change
Staff related expense	$80,346	$90,041	$(9,695)
Accounting/legal expense	3,119	$-	3,119
R&D and Regulatory	112,364	615,497	(503,133)
Totals	$195,829	$705,538	$(509,709)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2022	2021	Change
Staff related expense	$251,787	$90,041	$161,746
Accounting/legal expense	3,119	$-	3,119
R&D and Regulatory	482,579	615,497	(132,918)
Totals	$737,485	$705,538	$31,947

The Therapeutic operating expenses include research and development activities for therapeutic applications.  This division was formed during the third quarter of fiscal 2021. Our human and pet clinical studies remain underway and we anticipate initial results during the fourth quarter of 2022 and the first quarter of 2023.

Goodwill Impairment

We had goodwill at December 31, 2021 of $56,670,970. We perform a Step 0 goodwill impairment analysis annually following the steps laid out in ASC 350-20-35-3C. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. From time to time we also evaluate goodwill impairment on a quarterly basis if any triggering events have occurred that would require such analysis. For the three months ended December 31, 2021, we performed a Step 0 goodwill impairment analysis on consolidated goodwill and determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, we determined that goodwill was impaired by $13,898,285. We recorded this impairment to reduce total goodwill on its condensed consolidated balance sheets and has recorded the corresponding impairment expense on its condensed consolidated statement of operations as of December 31, 2021. We performed the same analysis as of June 30, 2022 and determined that goodwill was impaired by $30,776,436. We has recorded this impairment to reduce total goodwill on its condensed consolidated balance sheets and has recorded the corresponding impairment expense on its condensed consolidated statement of operations as of June 30, 2022.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the three months ended June 30, 2022 and 2021, we recorded $0 and $2,852, respectively, and for the nine months ended June 30, 2022 and 2021 we recorded $(33,350) and $545,562, respectively, including impairments. The realized loss in 2022 was a result of our shares in Isodiol being delisted while the realized gain in 2021 was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero in the prior year based on prior information related to the company’s performance and COVID-19 impacts.

Restructuring expenses

During the quarter the Company entered into a separating agreement with its former CEO. The Company booked a onetime restructuring charge of $602,000 related to the cash payments required by separation agreement. This expense was booked as outside of operating expenses and included in a one of our other expenses outside of operating income.

Gain on the sale of assets

As mentioned in Note 2, the Company sold it manufacturing assets during the quarter for a total value of $1.8 million. The Company realized a net book gain of $88,000 after the net depreciated value and expenses associated with the sale.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was $702,000 at June 30, 2022, as compared to $16,200,000 at September 30, 2021, respectively. First quarter adjustment to the the contingent liability comprised of $366,841 associated with the decrease of the value of the Third Marking Period shares prior to their issuance in December 2021, while the remaining $5,329,159 is associated with the decrease in the remaining contingent shares as of December 31, 2021. Second quarter adjustment to the contingent liability comprised of $41,916 associated with the decrease of the value of the Third Marking Period shares prior to their issuance in March 2022, while the remaining $246,915 is associated with the decrease in the remaining contingent shares as of March 31, 2022.During the third quarter of fiscal 2022 we had a decrease in value of $1,943,000 to the contingent liability which is recorded as other income in our consolidated statement of operations for the third quarter of fiscal year 2022. The decrease in value is comprised of $90,792 associated with an increase of the value of the Fourth Marking Period shares prior to their issuance in May 2022, while the remaining $1,839,2072 is associated with the decrease in the remaining contingent shares as of June 30, 2022. We utilize both a market approach and a Monte Carlo simulation in valuing the contingent liability and a key input in both of those methods is the stock price. The main driver of the change in the value of the contingent liability was the decrease of our common stock price, which was $0.44 at June 30, 2022 as compared to $2.08 at September 30, 2021. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in the report, the earn-out provision for the Twenty Two Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non-cash other income. The value of the non-cash contingent liability was $0 at June 30, 2022 as compared to $416,000 at September 30, 2021 respectively.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $9,553,670 and working capital of $14,133,054 at June 30, 2022 as compared to cash and cash equivalents on hand of $26,411,424 and working capital of $29,595,214 at September 30, 2021. Our current assets decreased approximately 45.6% at June 30, 2022 from September 30, 2021, which is primarily attributable to a decrease in cash used to fund operations. Our current liabilities decreased by 17.2% at June 30, 2022 from September 30, 2021, and is primarily attributable to decreases in accounts payable and accrued expenses.

During the three and nine months ended June 30, 2022 we used cash primarily to fund our operations.

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

While the Company is taking strong action and believes that it can execute it's strategy and path to profitability within it's balance sheet, and in its ability to raise additional funds, there can be no assurances to that effect.  The Company’s working capital position may not be sufficient to support the Company’s daily operations for the twelve months subsequent to the issuance of these quarterly financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire additional funding. These and other factors raise potential concern about the Company’s ability to continue as a going concern within twelve months after the date that the quarterly financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $3.7 million and $4.6 million (excluding the reclassification of $939,826 of the SBA loan to short term liabilities) for the three months ended June 30, 2022 and 2021, respectively and $16.8 million and $8.3 million for the nine months ended June 30, 2022 and 2021, respectively. Management believes the quarterly cash consumption will continue to improve in subsequent quarters and we have sufficient capital to execute our plan to profitability.

Adjusted EBITDA

Adjusted EBITDA for the three and nine months ended June 30, 2022 and June 30, 2021 is as follows:

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
(Unaudited)

GAAP (loss) from operations	$(33,126,659)	$(6,675,620)	$(63,283,120)	$(12,603,288)
Adjustments:
Depreciation & Amortization	435,910	246,533	1,377,361	719,856
Employee and director stock compensation (1)	(938,285)	959,319	851,517	2,049,326
Other non-cash stock compensation for services (2)	-	28,650	-	97,721
Inventory adjustment(3)	-	50,000	878,142	50,000
Write down of legacy accounts receivable (4)	-	-	-	-
Impairment of Goodwill and other intangible assets (5)	30,776,436		48,805,436	-
Accrual for severance	107,261	-	129,761	703,022
Accrual / expenses for discretionary bonus	-	150,000	150,000	450,000
Non-GAAP adjusted (loss) from operations	$(2,745,337)	$(5,241,118)	$(11,090,9031)	$(8,533,363)

(1) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(2) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(3) Represents an operating expense related to inventory loss related to regulatory changes impacting labels and packaging and obsolete/expired inventory.
(4) Write down of legacy accounts receivable.
(5) Represents non-cash goodwill impairment of $13,744,000 and impairment of the cbdMD trademark of $4,285,000.

Adjusted EBITDA for the quarter ending June 2022 improved by over $2.5 million over prior year as a result of over $4.0 million in improvement operating costs that were partially offset by a reduction in revenue and corresponding gross profit. Year to date Adjusted EBITDA declined by $2.5 million mostly related to a reduction in gross profit that was partially offset by reduction in operating costs.  This is the fourth consecutive quarter of Adjusted EBITDA improvement and a $1 million improvement over the prior sequential quarter.  Management expects continuous improvement in future quarters as a result of ongoing improvements in operating costs and improving revenue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our interim principal executive officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our interim principal executive officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 5. OTHER INFORMATION.

On August 9, 2022, T. Ronan Kennedy, our Chief Financial Officer and Chief Operating Officer, was appointed interim principal executive officer.

Effective August 9, 2022, Dr. Sybil Swift, a key employee of the Company, was appointed to serve on the board of directors, filling a vacancy on the board, in accordance with the bylaws of the Company.  Dr. Swift has served as the Company’s Vice President for Scientific & Regulatory Affairs and the co-chair of cbdMD Therapeutics, LLC, since March of 2021. She initially joined the Company as a Regulatory Consultant in Jan 2021. Prior to joining the Company, from Jan 2020 to Dec 2020, Dr. Swift was the Senior Vice President for Scientific & Regulatory Affairs at the Natural Products Association. Dr. Swift served in multiple roles during her 5 years within the U.S. Food and Drug Administration's Office of Dietary Supplement Programs; the last role was the Associate Director for Research and Strategy. As Associate Director, Dr. Swift directed the office’s research portfolio and was responsible for ensuring alignment between its science, research, compliance, enforcement, and policy initiatives. Dr. Swift was also the co-chair of the Botanical Safety Consortium, a collaboration between scientists from government agencies, academia and industry. Dr. Swift earned her Ph.D. in Nutrition has and M.S. in Kinesiology at Texas A&M University. She is currently a member of the American Society for Nutrition, the Global Retailer & Manufacturer Alliance (GRMA), the Natural Products Association (NPA) ComPLI Committee, the Council for Federal Cannabis Regulation's (CFCR) SRAC. Dr. Swift is not considered an “independent director” within the meaning of Section 803 of the NYSE American Company Guide. As an employee director, she will not be appointed to any committee of our board of directors.  She shall receive a restricted stock grant of 5,000 shares of our common stock and five options to purchase 30,000 shares of our common stock, exercisable at $0.568 per share.  The restricted stock grant and options vest on the date of issuance.   In keeping with the Company’s stated commitment to increase diversity on the board which it believes supports the Company’s core values and is an essential measure of sound governance and critical to a well-functioning board, the board of directors recognizes that Dr. Swift is a minority.

As previously reported, on December 20, 2018 we closed that certain Merger Agreement, as amended, by and among our company, our subsidiaries and Cure Based Development, LLC (“Cure Based Development”). Pursuant to the terms of the Merger Agreement, as partial merger consideration CBD Holding, LLC (“CBDH”), the then sole member of Cure Based Development, was entitled to receive (the “Earnout Rights”) up to 15,250,000 additional shares of our common stock (the “Earnout Shares”) upon the satisfaction of certain aggregate net revenue criteria within 60 months (marking periods) following the Closing Date. The possible issuance of the Earnout Shares was approved by our shareholders in April 2019. In February 2020 CBDH distributed the Earnout Rights to its members which included affiliates of Martin A. Sumichrast (our former officer and director) and R. Scott Coffman (a current member of our board of directors and former officer).  Following the completion of the June 30, 2022 quarter within the third marking period, and in accordance with the terms of the Merger Agreement, as amended, we determined that the net revenues for the June 30, 2022 quarter within the third marking period were $8,592,892 and on August 9, 2022 we issued the members an aggregate of 409,505 shares of our common stock. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Bylaws, As amended	1-A	9/18/17	2.6

10.21	Equipment Purchase Agreement dated April 7, 2022 +	10-Q	5/13/22	10.21

10.22	Membership Interest Transfer Agreement effective June 22, 2022				Filed

31.1	Certification of Principal Executive Officer (Section 302)				Filed

31.2	Certification of Principal Financial Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Filed

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)	Filed

+ Exhibits and/or schedules have been omitted.  The Company hereby agrees to furnish to the staff of the Securities and Exchange Commission upon request any omitted information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

August 11, 2022	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, interim Principal Executive Officer

August 11, 2022	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer,
principal financial and accounting officer