Form 10-K
period 2022-09-30
cbdMD, Inc.
filed 2022-12-15
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $42,426,087 on March 31, 2022.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 60,682,262 shares of common stock are issued and outstanding as of December 9, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders which the registrant currently anticipates will be filed with the SEC on or before January 28, 2022.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, "fiscal 2021" refers to the year ended September 30, 2021, and “fiscal 2022” refers to the year ended September 30, 2022.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:
●	our history of losses, potential liquidity concerns, and our ability to continue as a going concern;
●	our reliance to market in key digital channels;
●	our ability to acquire new customers at a profitable rate;
●	our reliance on third party raw material suppliers and manufacturers; and
●	our reliance on third party compliance with our supplier verification program and testing protocols.
●	material risks associated with regulatory environment for CBD, including:
●	federal laws as well as FDA or DEA interpretation of existing regulation;
●	state and local laws pertaining to industrial hemp and their derivatives;
●	costs to us for compliance with laws and the risks of increased litigation; and
●	possible changes in the use of CBD.
●	material risks associated with the ownership of our securities, including;
●	the risks for failing to comply with the continued listing standards of the NYSE American;
●	availability of sufficient liquidity;
●	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;
●	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series A Convertible Preferred Stock; and
●	voting control held by our directors and their affiliates.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. We believe that we are an industry leader producing and distributing broad spectrum CBD products and now full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing cannabinoid education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum and Delta 9 products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining small amounts of THC that falls within the limits set in the 2018 Farm Act. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

Our cbdMD brand of products includes an array of high-grade, premium every day and functional CBD products, including tinctures; gummies; topicals; capsules; drink mixes; and sleep, focus and calming aids.  In addition we have clinical based claims and industry leading strength and concentrations to drive product efficacy.

Our Paw CBD brand of products includes a line of veterinarian-formulated products including tinctures, chews, topicals products in varying strengths and formulas. Paw CBD products have undergone the National Animal Safety Council’s rigorous audit and meet their Quality Seal standard.

Our cbdMD Botanicals brand of beauty and skincare products features facial oil and serum, toners, moisturizers, clear skin, facial masks, exfoliants and body care SKUs. cbdMD Botanicals is dedicated to creating clean CBD skin care products combining the best of Mother Nature with the precision of scientific innovation. Our products are pure botanical ingredients crafted into gentle beauty products for all skin types.

cbdMD, Paw CBD and cbdMD Botanicals products are distributed through our e-commerce websites, third party ecommerce sites, select distributors and marketing partners as well as a variety of brick and mortar retailers.

Recent Developments

cbdMD’s products were again recognized and awarded 2022 Product of the Year Awards by a national survey organized by Kantar, a global leader in research. cbdMD serves as the first CBD company to win Product of the Year in consecutive years, earning 2022 top honors in “CBD Ingestible” for its CBD Drink Mixes. cbdMD was also named as the Sleeping Beauty Award at the 2022 Daytime Beauty Awards for its sleep focused product.  This fall our gummies were named Editors Picked by Healthline, a leading online provider of health information.

Our Paw brand won two Pet Innovations awards this year from Independent Innovations Awards, an independent awards association.  Our cat soft chews won the Cat Product of the year while our dog calming tinctures won the Dog Product of the Year.

Management continues to be very focused on delivering positive earnings through a combination of optimizing our product portfolio, right-sizing our cost structure and investing in marketing that will provide positive return on customer acquisition.

During fiscal 2022 we rationalized a significant portion of our product portfolio all while repositioning our product set for higher efficacy and functional products.  We continued to expand on our full spectrum products, launched a Delta 9 and pioneered commercializing NSF (a global health and safety organization) and NSF for Sport SKUs.  More recently we launched our strongest CBD, best pricing, as well as our cbdMD Max, formulated to have clinically proven claims around pain and discomfort.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2022 and beyond:

●

Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy, absorption and efficacy claims. We regularly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of improving our product offerings to meet consumer demands. During fiscal 2022 we significantly rationalized our SKU offering to focus on our highest and best sellers. During this year we launched an industry first NSF for Sport product line, a line of Delta 9 gummies and microdose products, a number of functional gummies and capsules. Based on customer feedback and preliminary clinicals we launched a new line of high-strength CBD products at the end of September. We have a robust pipeline of products to launch during fiscal 2023, including our new clinically proven product cbdMD Max for Pain.

●

Expand our revenue channels: During fiscal 2022, our wholesale business continued to face macro industry contraction trends that we believe are tied to low-dose, high-priced products. We continued to pursue relationships with traditional retail accounts and believe our top brand awareness and effective marketing position us as a preferred CBD partner for key traditional retail accounts as this channel has continued to normalize. During the second quarter we added several top selling ingestible SKUs throughout GNC’s retail footprint. We believe it is important to have the right product at the right price for the right channel and worked on a bespoke line of products for the food drug and mass channel (“FDM”) that shipped to Wegmans in late fiscal 2022. In September we adjusted our wholesale offer to align with our strongest CBD, best prices consumer offer. We continue to have discussions with key retailers and have expanded our sales organization to include deep channel-specific experience, focused on developing a pipeline of opportunities we believe are strategic to the category and our brand.

●

International Expansion: We continue to explore sales in markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers and local legal counsel who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are gaining market share in Central America through our sanitary registration approvals. We are also expanding our E-commerce business to consumers in the United Kingdom (U.K.). In March 2021, we officially filed our Novel Food Application with the United Kingdom’s Food Standards Agency (“FSA”) and the European Union’s (“EU”) Food Safety Agency (“EFSA”). In March 2022, we received notice that the products we submitted have been validated in the UK as well as in the EU. based warehouse. During August 2021 we signed an exclusive agreement to enter the Israeli Market with IM Cannabis Corp. a multi-country operator in the medical and adult- use recreational cannabis sector with operations in Israel, Germany and Canada. In March 2022, the Israeli Health Ministry announced it has begun the process of exempting CBD from its banned substances list and will be permitting CBD to be included into food and cosmetic products. During fiscal 2022, we registered and began selling products in Japan.

●

Cultivate Additional Brands: During fiscal 2022 we took additional steps to grow the Paw CBD business which include advertising on TV, introducing our Paw CBD rewards program and introducing a Paw CBD subscription program which offers additional savings to customers enrolled in the service. During 2022 we launched cbdMD Botanicals as a separate brand and continue to build out the product portfolio and distribution channels. We believe there is ongoing opportunities with these to focus on education, cross-selling and customer retention.

●

Acquisitions: We evaluate acquisitions where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company.

Marketing

Our business model is designed first and foremost to build a strong brand as quickly as possible as we operate in an emerging CBD market. As CBD is a relatively new market, we believe the cost to acquire customers is most likely at the lowest point it will be, therefore, as part of our overall strategy we started with an internet and online marketing strategy and have invested heavily in brand promotion and customer acquisition. During fiscal 2022 and fiscal 2021 we spent approximately $15,363,751 and $17,902,673, respectively, on brand development, sponsorships and marketing.

Our marketing department services multiple brands, including cbdMD, Paw CBD, and cbdMD Botanicals. We employ a multi-channel media approach that allows us to market our brand and products through various distribution efforts, which includes sports and athletes sponsorships, professional partnerships, social media engagement, podcasts, digital and television advertising, affiliate marketing, and influencer endorsements. We also have media partnerships in place with the Joe Rogan Experience, Spotify and Draft Kings and working to expand these partnerships where we believe the customer acquisition costs and brand exposure meet our thresholds.

Based on the latest report from Brightfield Group, cbdMD holds the #3 position in Online Brand Share and grew 5 percentage points (8% to 13%) in repeat purchasers during the last 3-6 months during the quarter ending September 2022, which aligns with our launch of our higher strength product range and evolved subscription model. Additionally, cbdMD ranks 1st in anxiety relief among CBD industry purchasers, highlighting the success of our benefit focused products and messaging.

During Fiscal 2022 we reviewed our customer analytics to better understand customer habits and attribution and identify opportunities to lower our cost of customer acquisition and improve lifetime value.  As such we have rationalized a significant amount of marketing spend throughout the year eliminating expensive sponsorships, influencers and digital spend where we could not derive strong attribution or generate sufficient brand exposure.  Our goal is to continue to thoughtfully invest in expanding our already highly recognizable brand and place increased emphasis on consumer, retailer and regulatory education. Through these educational efforts we expect to attract more consumers to the category as well as enlighten more retailers to the opportunity and gain more widespread regulatory acceptance.

During the first quarter of fiscal 2023, we have shifted our strategy to focus to our higher-strength CBD product range to deliver optimal wellness benefits at a price-point that is accessible to everyone and well below the top brands in the category.  Our objective is is to be the leader in the cannabinoid category by leveraging our higher strength products, safe and clinically supported claims, and best customer customer experience to attract and retain consumers.

Sales

We distribute our products both through our online sales channel as well as through a number of wholesalers and retailers that resell our products both in brick and mortar locations as well as via their online websites. Sales of our products primarily come from online sales at our websites www.cbdmd.com, www.pawcbd.com, cbdmdbotanicals.com and www.directcbdonline.com and through our inside sales department. Our inside sales team concentrates on B2B niche specialty retailers as well as wholesale distributors, who we believe can help amplify our reach of cbdMD products at physical retail locations.

During fiscal 2022, our e-commerce business experienced continued growth, with year over year increases in new e-commerce customers. For fiscal 2022, approximately 75% of sales were e-commerce as compared to approximately 74% in 2021. The number of stores we serve on our B2B brick and mortar side of our business grew to approximately 3,366 locations during fiscal 2022 as we saw COVID-19 related restrictions continue to be lifted and B2B brick and mortar distribution channels continue to bounce back. In addition, we acquired www.directcbdonline.com during 2021. The acquisition of www.directcbdonline.com, which has allowed us to own a CBD online marketplace that sells various CBD brands, provides a unique transparency to better understand consumer spending habits and trends across the wider CBD and hemp marketplace, as well as enhances our overall direct to consumer capabilities.

Product manufacturing

We are committed to producing a safe, high-quality product with testing transparency. We only use cannabinoids extracted from hemp grown in the United States in our products. All suppliers meet strict quality requirements and are validated producers of hemp under state and federal laws.

During 2022 the Company completed the sale of its manufacturing assets to Steady State, LLC, significantly reducing its fixed overhead costs, migrating to a more variable cost structure, as now all production is outsourced.

We develop detailed product specifications and utilize several manufacturers with specific formulation and format expertise to deliver finished products within specification. These suppliers, who have undergone a detailed supplier verification process, are independently cGMP certified, and are subject to continuing independent audit and certifications. Master Manufacturing Agreements and Quality Assurance Agreements are required for all of our critical supply contract manufacturers. All finished goods are tested by the supplier at an independent ISO accredited third-party laboratory to ensure they meet ingredient label claims, including purity and strength of cannabinoid levels and comply with the THC content requirements in the 2018 Farm Act, before they are released for shipment. We have no long term obligations with any manufacturers or suppliers.

As a consumer goods brand dedicated to providing the highest quality hemp extracted cannabinoid consumer products on the market, we strive to meet or exceed the FDAs Good Manufacturing Practice (GMP) guidelines. These guidelines provide a system of processes procedures and documentation to assure a product is manufactured consistently, in a safe manner, and meets label claims for identity, strength, composition, quality, and purity. Our warehouse operations encompassing 80,000 square feet, is fully GMP compliant and NSF dietary supplements certified. Quality of products is a key tenant of our operations. During the second quarter of fiscal 2022 we renewed our NSF GMP 455 certification.  We also hold the National Animal Supplement Counsel’s (“NASC”) prestigious Quality Seal Award.  In addition, during fiscal 2022 we were the first CBD company to commercialize THC Free SKUs that were NSF Certified Products, which is a prestigious third-party guarantee that ensures what we say is in the product is actually in the product. We also spearheaded NSF’s Certified for Sport (CFS) for cannabinoid products and were the first company to commercialize products under this rigorous program that gives assurances that a person consuming an NSF CFS product will not fail a World Anti Doping Agency (WADA) test for banned substances, thus assuring our customers they can safely consume our CFS products.

Research and development and product enhancements

Our new product development efforts are focused on both near-term and long-term results for the Company. The key objectives and input points driving cbdMD’s research and development process include current product improvement efforts and new product development activities. Our product improvement efforts include consumer feedback analysis and feedback from panels of product testers, among others. We have expanded our consumer feedback analysis to include biometric device monitoring and expect statistically relevant data to be generated as early as the second quarter of 2023. We also conduct in-depth market research campaigns and sample size testing and research. Our new product development activities include market research, projecting future product trends, research and identification of clinically proven, proprietary functional ingredients, and research to develop new product offerings, manufacturing process optimization, in-depth product testing, and package and graphic development. The Company is exploring exclusive partnerships with well-known and established dietary supplement ingredient manufacturers to include their proprietary and clinically studied ingredients in functional combination products to address specific consumer needs in large market segments. The first such partnership was entered into with Unigen Corporation to include their proprietary pain reduction ingredient Univestin in a first of its kind CBD product to address the +$30 Billion market for pain management drugs. To further guide product refinement and new product development, cbdMD Therapeutics successfully completed two clinical studies, one in humans and one in dogs.

In August of 2022 the Company concluded a randomized, double blind, placebo controlled clinical study in dogs performed in conjunction with Colorado’s State University’s veterinary program. Preliminary results indicate that our proprietary broad spectrum hemp extract improved mobility, gait, and quality of life in dogs with osteoarthritis. These results are expected to provide claims related to our proprietary broad spectrum blend’s efficacy and drive new product development to address the needs of the nearly $2 Billion canine arthritis treatment market according to Expert Market Research.

In September of 2022 the Company concluded a randomized, double blind, placebo controlled clinical study in healthy adults utilizing its proprietary hemp extract blend which demonstrated significant benefits in many areas, including reduction of pain, reduced inflammation, improvements to several immunity markets, and improved mood, and these results are further driving the refinement of current products and the development of new products which utilize the same proprietary blend of hemp extracted cannabinoids.

The results from both of the clinical studies will inform near term product development and marketing efforts, and serve as preliminary data for future clinical studies.

The formation of Therapeutics has also led to the identification of a novel cannabinoid that will be patented and utilized in future formulations for cbdMD. We believe the Company’s investments into therapeutics R&D will continue to benefit current products and dietary supplement development.

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

We currently have filed multiple foreign trademark applications for CBDMD and PAWCBD and have secured marks in the following countries: Chile, Costa Rica, Argentina, Peru, Ecuador, European Union, United Kingdom, Czech Republic, New Zealand, Columbia, Australia, and Switzerland. We continue to prosecute the CBDMD and PAWCBD trademarks in the following countries: Brazil, Canada, China, Spain, Mexico, Norway, and South Africa. Additionally, a growing number of our products hold sanitary registrations in certain Central and South American countries.

In July 2020, we filed a new patent application with the U.S. Patent and Trademark Office which will allow us to pursue patented protection in several key areas, including novel formulations and delivery systems, as well as methods of manufacturing and use. This application is currently under examination.

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

Competition

The CBD-based market has remained fragmented with over 2,000 brands in the category with no clear dominant brand in the US. According to Brightfield Group (2022 Mid-Year US CBD Report), cbdMD ranked 3rd in Online Brand Share and 5th in Revenue within the CBD industry for 2022. The top 20 Brands Market share shrank slightly during Q1 2022 from 18.9% to 18.4%, due to category supply chain issues and slowing consolidation post COVID-19.  Our competitors of CBD and cannabinoid-based products include a combination of public and private companies who operate as combination of e-commerce and wholesale brands as well as brick and mortar retail operations.

Government Regulations

On December 20, 2018, the President of the United States signed the Farm Bill into law. Among other things, this new law changed certain federal authorities relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and hemp products containing less than 0.3 percent delta-9-tetrahydrocannabinol (THC, including removing hemp and derivatives of hemp from the Controlled Substance Act. On January 15, 2021 the USDA issued its final rule regarding the Establishment of a Domestic Hemp Production Program which authorized hemp to be grown and processed legally in the United States and made it legal to transport hemp and its derivatives in interstate commerce.

The Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana, and specifically industrial hemp has been excluded from U.S. drug laws. The Farm Bill allows for each individual state to regulate industrial hemp and industrial hemp-based products or accept the USDA rules. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp are still subject to a patchwork of state regulations. We actively monitor the regulations and proposed regulations in each state to ensure our operations are compliant.

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

As of the date of this report, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies. The FDA, however, has sent warning letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products, only relating to instances that such CBD companies have made misleading and unapproved label claims. We will continue to monitor the FDA’s position on CBD. In December 2020, the FTC announced it was going to seek penalties against companies making deceptive marketing claims and named 6 companies which it had targeted for making egregious and unsupported health claims. On March 5, 2021, the FTC approved the final administrative consent orders with all 6 companies. We are unaware of any further actions and we will continue to monitor the FTC’s position with regards to deceptive marketing claims.

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

On March 26, 2021, we submitted a Novel Foods dossier with both the EU Food Safety Agency (FSA) and the United Kingdom’s Food Safety Agency (UK FSA). “Novel Foods” are foods which have not been widely consumed in the UK or the EU before May 1997. In December 2020 the EU FSA announced it would begin accepting Novel Food dossiers for CBD after suspending acceptance for most of the year. This change was due to an EU Court of Justice opinion ruling that certain hemp derived extracts should not be classified as narcotic controlled substances. Before a Novel Food can be marketed in the UK or EU, it is required to have a pre-market safety assessment and authorization. The UK has waived the pre-market requirement and is allowing post market submissions for products that were in the marketplace prior to February 2020, which qualifies our products. We worked in conjunction with a leading food safety and regulatory consultant in the UK to prepare the dossiers which included detailed analysis of the quality and stability of our products, our hemp sourcing and extraction controls, our labeling and testing requirements, and the underlying intake and toxicological data related to the safe consumption of the proprietary cannabinoid blend ingredients in our cbdMD product line. Since April 26, 2021, the UK Government has yet to provide the industry any material public feedback or clarity on industry wide submissions. The Company strongly believes its products will ultimately be approved once the administration delays in the UK are cleared.

As of this filing, the Company is in the Risk Assessment stage of the Novel Food approval process in both the UK and EU. The Company is one of only a handful of companies which have been validated and entered the Risk Assessment phase in the UK, and we believe we are the only company to be Validated and be moved into Risk Assessment analysis in the EU. The Company is currently actively selling its products in the UK.

Human Capital

At December 1, 2022 we had approximately 90 full-time employees. There are no collective bargaining agreements covering any of our employees.

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

ITEM 1A. RISK FACTORS.

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

RISKS RELATED TO OUR OVERALL BUSINESS

We have a history of losses from operations and there are no assurances we will report profitable operations in future periods or continue as a going concern.

We reported losses from operations of $78,177,746 and $19,615,990 for fiscal 2022 and fiscal 2021, respectively. Included in our loss from operation is a non-cash $56,670,970 and $0 impairment of goodwill for fiscal 2022 and fiscal 2021, respectively as well as an impairment of $4,285,000 and $0 on our trade names for fiscal 2022 and 2021, respectively. Not included in our loss from operations for fiscal 2022 and fiscal 2021 is non-cash income of $8,473,999 and non-cash expense of $6,687,439 for fiscal 2022 and fiscal 2021, respectively, reflecting a change in value of the contingent liability associated with the Earnout Shares (as hereinafter defined) primarily as a result of the change in the market price of our common stock. Until such time, if ever, that we are successful in generating gross profits which are sufficient to pay our operating expenses it is likely we will continue to report losses from operations in future periods.

While the Company is taking strong action and believes that it can execute its strategy and path to profitability within its balance sheet, and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s working capital position may not be sufficient to support the Company’s daily operations for the twelve months subsequent to the issuance of these annual financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and cash flow and the ability to acquire additional funding. These and other factors raise potential concern about the Company’s ability to continue as a going concern within twelve months after the date that the annual financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Our historical growth rates may not be sustainable or indicative of future growth and we may not be able to effectively manage our growth.

Historically we expanded our operations rapidly, however in the last year we have seen challenges maintaining revenue. Net sales decreased $9 million, or 20%, to $35.4 million in 2022, as compared to $44.5 million in 2021. This decrease was primarily driven by a decrease in total orders year over year in both our direct to consumer and wholesale divisions and we believe associate with (i) changes in social algorithms and IOS that affect effectiveness and cost of marketing and acquiring new customers (ii) access to certain channels (iii) significant inflationary pressures on consumers and businesses alike. We believe that our revenue growth will depend upon, among other factors:

●	Increasing U.S. brand awareness;
●	Our ability to obtain adequate protections for our intellectual property;
●	Product innovation to expand our total addressable market; and
●	International expansion.

With ongoing COVID variants, we continue to assess the situation on a regular basis and adjust our business, priorities, and processes to enable us to continue to operate effectively.  We are unable to predict the future impact of COVID-19 and any subsequent variant and when, or if, our sales to B2B brick and mortar customers will return to prior levels.

We have a limited history operating our business at its current scale. As a result of our growth, our employee headcount and the scope and complexity of our business have increased substantially, and we are continuing to implement policies and procedures that we believe are appropriate for a company of our size. We may continue to experience difficulties as we continue to implement changes to our business and related policies and procedures to keep pace with our recent growth and, if our operations continue to grow at a rapid pace, in managing such growth and building the appropriate processes and controls in the future. Continued growth may increase the strain on our resources, and we could experience operating difficulties, including without limitations, difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

In addition, we may make investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products with newly developed products and through acquisitions. If our sales do not increase at a sufficient rate to offset our operating expenses, our profitability may decline in future periods.

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

We rely on third-parties for raw materials and to manufacture and compound our products. We have no control over these third parties and if these relationships are disrupted our results of operations in future periods will be adversely impacted.

We currently hold short term supply contracts with unaffiliated third-party vendors for our critical raw materials. In addition, our products are manufactured, compounded, and packaged by unaffiliated third parties and the use of these third-parties changes from time to time due to customer demand and the composition of our product mix and product portfolio. We do not have any long-term contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and imported packaging material capacity. If we experience significant increased demand or need to replace an existing raw material supplier or third-party manufacturer, there can be no assurances that replacements for these third-party vendors will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in raw materials and/or the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

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

During fiscal 2022, we incurred $56,670,970 of Goodwill impairment and $4,285,000 of Intangible impairment as noted in Note 5 of our financial statements. We may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

RISKS RELATED TO THE REGULATORY ENVIRONMENT FOR CBD

Changes to Federal or state laws pertaining to industrial hemp could slow the use of industrial hemp which would materially impact our revenues in future periods.

Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, expansion of current state approvals for hemp products, and further amendment or supplementation of legislation at the federal level, including re-authorization and expansion of the hemp language in the upcoming 2023 Farm Act. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

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

As described in Note 6 to the notes to our consolidated financial statements appearing later in this report, at September 30, 2022, we have a contractual obligation to issue up to an additional 3,928,797 shares of our common stock (the “Earnout Shares”) as additional consideration for our acquisition of Cure Based Development LLC in December 2018. Under U.S. generally accepted accounting principles (“GAAP”) we are required to record a non-cash contingent liability associated with the Earnout Shares and at September 30, 2022, the total of this contingent liability was $276,000. Under GAAP we are obligated to reassess the obligations associated with the Earnout Shares on a quarterly basis and, in the event our estimate of the fair value of the contingent consideration changes, we will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of our common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact our net loss or profit for the period. The application of the accounting treatment for the fair valuing of the Earnout Shares, in addition to the issuance of earnout shares for the first, second, third and fourth marking periods, at September 30, 2022 resulted in a decrease in the amount of this non-cash contingent liability of $8,473,999 for fiscal 2022 as compared to an increase of $6,6,87,439 for fiscal 2021. While we do not believe investors should place undue reliance on the impact of these non-cash changes when evaluating our results of operations in future periods, as they have no impact on the operations of the business, we expect that the fair valuing of the Earnout Shares will continue to have a material impact on our results of operations and our shareholders’ equity in future periods, which may materially impact the market price of our securities. We are currently in the Fourth Marking Period which runs from July 2022 through November 2023. Based on the net revenue multipliers, the Company would need to generate over $162 million in net revenue for all the remaining Earnout Shares to vest during this final marking period.

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in de-listing of our securities.

Both our common stock and our Series A Convertible Preferred Stock are listed on the NYSE American. In order to maintain these listings, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. If the NYSE American delists either our common stock and/or our Series A Convertible Preferred Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain any additional financing to fund our operations that we may need.

The issuances of the Earnout Shares will significantly dilute our existing shareholders.

The possible issuance of the remaining Earnout Shares will increase our issued and outstanding shares of common stock by approximately 6.5%. In addition, assuming the possible issuance of all of the additional remaining 3,928,797 Earnout Shares but giving effect to no other change to the number of shares of our common stock issued and outstanding, the members of Cure Based Development from the merger, which includes our former Co-CEO and current board member, Mr. R. Scott Coffman and together with other members of our board of directors and management, would own approximately 32% of our then outstanding shares of common stock. The issuance of all or a portion of the Earnout Shares will dilute the ownership interests of our common shareholders and may adversely impact the market price of our common stock.

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

Company’s former Co-CEO’s ongoing legal challenges with the SEC could impact customers and investors perception of the Company.

In May of 2022, our former Co-CEO was indicted civily by the SEC for activities prior to 2019. While the Company was not named as a defendant and we strongly believe no improprieties occurred by the Company, his ongoing legal proceedings and any association could impact customers and investors perception of the Company.

Our executive officers, directors and their affiliates may exert control over us and may exercise influence over matters subject to shareholder approval.

Our executive officers and directors, together with their respective affiliates, beneficially own approximately 31% of our outstanding common stock as of December 1, 2022. Accordingly, these shareholders, if they act together, may exercise substantial influence over matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

In December 2019, Cynthia Davis filed a purported collective and class action lawsuit in the United States District Court for the Central District of California against cbdMD and certain of our competitors alleging violations of the California’s Unfair Competition Law, California’s False Advertising Law and California’s Consumer Legal Remedies Act, as well as claims for Breach of Express Warranties, Breach of Implied Warranty of Merchantability and Declaratory Relief. On March 4, 2021 the Court granted cbdMD’s motion to stay the case until the FDA or Congress takes definitive action on the regulatory status of CBD. The Company believes this matter will eventually be dismissed but there is no timeline on when the FDA or Congress will take action so the case is expected to be stayed indefinitely.

In April 2019 our wholly owned subsidiary, CBDI, filed a cancellation proceeding before the U.S. Patent and Trademark Office Trademark Trial and Appeal Board (TTAB) against Majik Medicine, LLC to cancel its issued supplemental register trademark for “CBD MD” on multiple grounds. On February 12, 2021 CBDI filed a complaint against Majik Medicine in Federal Court in North Carolina seeking, among other things, the cancellation of Majik Medicine’s CBD MD mark on various grounds (the “Civil Action”). On April 28, 2021 the TTAB ruled in favor of a motion filed by CBDI to suspend the cancellation proceedings pending final determination in the Civil Action. Subsequent to filing the Civil Action, Majik Medicine brought counter claims and the Company filed a Motion to Dismiss the counter claims. On October 19, 2022 the Court denied the Company’s Motion to Dismiss and granted time in which to object to the ruling. The Company has objected to the ruling and is awaiting the final decision of the District Court Judge. The Company will continue to vigorously pursue its rights and protect the cbdMD brand.

In October 2020, Michael Warshawsky and Michael Steinhauser filed a purported collective and class action lawsuit in the United States District Court for the Western District of North Carolina against cbdMD alleging the personal identifiable information of customers was compromised due to a failure to protect customer’s data. The complaint was brought as a nationwide “collective action,” and, alternatively, as a “class action” under the laws of the State of North Carolina. The Company reached a global settlement with the plaintiffs within our policy limits which was executed by both parties on April 30, 2021 and the settlement was approved by the Court on August 9, 2022. The settlement is expected to be fully consummated and the case dismissed with prejudice sometime in the second quarter of calendar 2023.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since May 1, 2019, commensurate with our name change, our common stock has been listed on the NYSE American under the symbol “YCBD” and prior to that, since November 17, 2017 was listed on the NYSE American under the symbol “LEVB.”

Our Series A Convertible Preferred Stock has been listed on the NYSE American since October 21, 2019 under the symbol “YCBDpA.”

As of December 9, 2022, there were approximately 104 record owners of our common stock and one record holder of our Series A Convertible Preferred Stock. These amounts do not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

Series A Convertible Preferred Stock

As of the date of this filing, there are 5 million shares of our Series A Convertible Preferred Stock outstanding. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.80 per annum per share, based on the $10.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock will accrue daily and be cumulative from, and including, the first day of the calendar month in which the shares are issued and will be payable monthly in arrears approximately on the 15th day of each calendar month. Every month since November 1, 2019 the Audit Committee of our board of directors has declared a cash dividend of $0.0667 per share of Series A Convertible Preferred Stock payable on or around the 15th of each month to holders of record on the first of each month. We expect that our board of directors will continue to declare and pay monthly cash dividends on our Series A Convertible Preferred Stock, subject to the limitations to do so under North Carolina law.

Recent sales of unregistered securities

None, except as previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. [Reserved]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. We believe that we are an industry leader in producing and distributing broad spectrum CBD products and now full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing CBD education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining trace amounts of THC that falls within the limits set in the 2018 Farm Bill. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications

During 2022 we continued to focus on our core cbdMD brand, expanding our full spectrum products, as well as our Paw CBD and cbdMD Botanicals lines.  Fiscal 2022 proved to be more challenging for the Company and industry as a whole as inflation reached 30 year records.  Management worked hard to rationalize its SKUs and cost structure during fiscal 2022 and while we have successfully achieved 6 sequential quarters of Non-GAAP Adjusted Operating Income improvement, our revenues were negatively impacted as we tightened our marketing spend and consumers were impacted by inflation trends.  Operationally we continued to optimize our product portfolio and invested in ongoing quality certification, adding the NSF certification to certain products and became the first CBD company to commercialize NSF for Sport product in our category.  Additionally, we launched  a line of hemp-derived delta 9 products as well as new line of high strength CBD products supported by our human clinical at the end of the year and we believe are well positioned to take market share during fiscal 2023.

Results of operations

The following tables provide certain selected consolidated financial information for the fiscal years ended September 30, 2022 and 2021:

	Fiscal	Fiscal
	2022	2021	Change
Total net sales	$35,403,224	$44,480,763	$(9,077,539)
Cost of sales	13,066,639	14,495,063	(1,428,424)
Gross profit as a percentage of net sales	63.1%	67.4%	(4.3)%
Operating expenses	39,647,130	49,601,690	(9,954,560)
Impairment of goodwill and other intangible assets	60,955,970	-	60,955,970
Operating loss from operations	(78,266,515)	(19,615,990)	(58,650,525)
(Increase) decrease on contingent liability	8,473,999	(6,687,439)	15,161,438
Net loss before taxes	(70,083,693)	(24,289,889)	(45,793,804)
Net loss attributable to cbdMD Inc. common shareholders	$(74,085,698)	$(25,949,498)	$(48,136,200)

The following tables provide certain selected unaudited consolidated financial information for the three months ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021	Change
Total net sales	$7,859,625	$9,793,327	$(1,933,702)
Cost of sales	2,844,744	4,050,710	(1,205,966)
Gross profit as a percentage of net sales	63.8%	58.6%	5.2%
Operating expenses	19,909,505	12,755,319	7,154,186
Impairment of goodwill and other intangible assets	11,996,249	-	11,996,249
Operating income from operations	(26,890,873)	(7,012,702)	(19,878,171)
(Increase) decrease on contingent liability	228,000	3,740,000	(3,512,000)
Net loss before taxes	(14,631,432)	(3,156,081)	(11,475,351)
Net loss attributable to cbdMD Inc. common shareholders	$(15,631,932)	$(4,360,080)	$(11,271,852)

Sales

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales for the fiscal years ended September 30, 2022 and 2021.

	Fiscal 2022	% of total	Fiscal 2021	% of total
E-commerce sales	$26,435,203	74.7%	$32,907,956	74.0%
Wholesale sales	8,968,021	25.3%	11,572,807	26.0%
Total Net Sales	$35,403,224		$44,480,763

In addition, the following table provides information on the contribution of net sales by type of sale to our total net sales for the three months ended September 30, 2022 and 2021 (unaudited):

	September 30,		September 30,
	2022	% of total	2021	% of total

E-commerce sales	$6,274,482	79.8%	$7,269,588	74.2%
Wholesale sales	1,585,143	20.2%	2,523,739	25.8%
Total Net Sales	$7,859,625		$9,793,327

Total net sales during the fiscal year ended September 30, 2022 decreased by approximately $9 million, or 20% as compared to fiscal year ended September 30, 2021. Wholesale sales decreased by approximately $2.6 million, or 22.5% year over year while E-commerce sales decreased by $6.4 million or 19.7%.  The change in revenue was driven by a combination of broader CBD category softness which we believe is partially attributed to the macro inflationary environment in addition to management reducing unprofitable marketing expenses that resulted in an increase in net contribution, in addition to some stock outages later in the year.  Net sales for the fourth quarter declined 20% year over year. During the quarter management worked to sell through a number of SKUs prior to the launch of our high strength products which resulted in lower average price and some out of stocking of key wholesale products.

Of our total net sales as indicated above, during the fiscal years ended September 30, 2022 and 2021 our Paw CBD line accounted for net sales of $3,748,779 and $5,659,796, respectively. The year over year decline in our Paw CBD brand is due to increasing competition and a rationalization in marketing efforts specific to the brand.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and freight for our product sales, and includes labor for our service sales. Our cost of sales as a percentage of net sales was 36.1% and 32.6% for fiscal years ended September 30, 2022 and 2021, respectively. While we made significant strides to reduce our overall fixed overhead cost associated with our cost of goods sold during fiscal 2022, gross margins for the year were impacted by (i) a large inventory NRV adjustment during the December 2021 quarter as we rationalized SKUs, (ii) lower overhead absorption based on lower revenue and (iii) additional discounting during the fourth fiscal quarter as we worked to sell out of certain SKUs prior to a reset of our products. For the fourth quarter of fiscal 2022 our cost of sales as a percentage of net sales was 36% as compared to 41% in the prior year comparative period.  The change reflects the increasing revenue percentage of E-commerce sales, driving purchasing and manufacturing efficiencies, tighter inventory management, changes in the cost of raw materials, evaluating key vendors, negotiating pricing, as well as additional product offerings which continue to impact our cost of production.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses. Our operating expenses on a consolidated basis decreased approximately $10 million or 20% for the fiscal year ended September 30, 2022 versus the fiscal year ended September 30, 2021. The decrease can be attributed to management’s efforts to rationalize and right size our expenses across all areas of our business.  This was partially offset by a $0.8 million non-cash expense as we began amortizing intangibles.

Consolidated Operating Expenses

The following tables provide information on our approximate operating expenses for the fiscal years ended September 30, 2022 and 2021:

	Fiscal 2022	Fiscal 2021	Change
Staff related expense	$12,819,447	$16,219,863	$(3,400,416)
Accounting/Legal expense	1,045,836	1,189,703	(143,867)
Preofessional outside services	816,584	1,206,929	(390,345)
Advertising/marketing/social media/events/tradeshows	14,332,235	15,835,139	(1,502,904)
Sponsorships	1,031,516	2,067,534	(1,036,018)
Affiliate commissions	1,111,795	1,738,103	(626,308)
Merchant Fees	1,007,025	1,965,176	(958,151)
R&D and regulatory	633,392	1,422,791	(789,399)
Non-cash stock compensation	1,124,130	3,149,689	(2,025,559)
Intangibles amortization	884,380	-	884,380
Depreciation	948,946	1,017,409	(68,463)
All other expenses	3,803,075	3,789,355	13,720
Totals	$39,558,361	$49,601,690	$(10,043,329)

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

The following tables provide information on our approximate corporate overhead for the fiscal years ended September 30, 2022 and 2021:

	Fiscal 2022	Fiscal 2021	Change
Staff related expense	$1,066,428	$1,725,535	$(659,107)
Accounting/Legal expense	728,250	866,876	(138,626)
Professional outside services	330,633	333,666	(3,033)
Travel expense	3,932	7,381	(3,449)
Business insurance	703,107	607,288	95,819
Non-cash stock compensation	1,124,130	3,161,805	(2,037,675)
Totals	$3,956,480	$6,702,551	$(2,746,071)

The 41% decrease in corporate related expenses for the fiscal year ended September 30, 2022 over prior year is primarily due to the decreases in non-cash stock compensation to employees and directors tied to fewer shares issued under our equity incentive plans and at lower prices per share and, decreases in staffing related expenses as well as legal and accounting costs.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Therapeutics Overhead

Included in our consolidated operating expenses are expenses associated with Therapeutics which are not allocated to the operating business unit, including staff related expenses and R&D and regulatory expenses. The Therapeutic operating expenses include research and development activities for therapeutic applications.

The following tables provide information on our approximate corporate overhead for the fiscal years ended September 30, 2022.  Therapeutics was formed March 15, 2021.

	Fiscal 2022	Fiscal 2021	Change
Staff related expense	$338,985	$184,202	$154,783
Accounting and legal	3,119	3,119	3,119
R&D and Regulatory	565,096	648,616	(83,520)
Totals	$907,200	$835,937	$74,382

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. For the three months ended September 30, 2022, the remaining contingent liabilities associated with the business combination, after the issuance of the second quarter fourth marking period Earnout Shares, were decreased by $3,512,558 to reflect their reassessed fair values as of September 30, 2022. This decrease is reflective of a change in value of the variable number of shares from June 30, 2021. In aggregate, we recorded income of $3,740,000 for the three months ended September 30, 2022 between the decrease in the value of the fourth marking period Earnout Shares and the decrease in value of the remaining contingent liabilities. In May 2020, and subsequently in June 2021, we updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 6 of our financial statements would be met. The primary catalyst for the $4,660,000 decrease in contingent liabilities is the change in our common stock share price between June 30, 2022 to September 30, 2022 from $0.44 per share to $0.223 per share. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

In addition, as of September 30, 2022 the measuring period for the Twenty Two Earnout Shares is over, the threshold was not met and there is no longer any value ascribed to this on our balance sheet.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $6.7 million and working capital of $10.7 million at September 30, 2022 as compared to cash and cash equivalents on hand of $26.4 million and working capital of $29.6 million at September 30, 2021. Our current assets decreased approximately 56% at September 30, 2022 from September 30, 2021, which is primarily attributable to an cash used by operations. Our current liabilities decreased approximately 24% at September 30, 2022 from September 30, 2021. This decrease is primarily attributable to a decrease in accounts payable and accrued expenses.

During the three and twelve months ended September 30, 2022 we used cash primarily to fund our operations and pay the preferred dividend.

We do not have any commitments for capital expenditures. We have a commitment for cumulative cash dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. We have multiple endorsement or sponsorship agreements for varying time periods up through December 2024 and provide for financial commitments from the Company based on performance/participation (see Note 11 Commitments and Contingencies).

While the Company is taking strong action and believes that it can execute its strategy and path to profitability within its balance sheet, and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s working capital position may not be sufficient to support the Company’s daily operations for the twelve months subsequent to the issuance this report. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and cash flow and the ability to acquire additional funding. These and other factors raise potential concern about the Company’s ability to continue as a going concern within twelve months after the date that our annual financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $2.8  and $3.7 million for the three months ended September 30, 2022 and 2021, respectively $19.6 and $16.8 million for the twelve months ended September 30, 2022 and 2021, respectively.

Non-GAAP Adjusted Operating Income

The non-GAAP Adjusted Income for the three and twelve months ended September 30, 2022 and September 30, 2021 is as follows:

	Three Months		Year Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
(Unaudited)

GAAP (loss) from operations	$(26,890,873)	$(7,012,702)	$(78,266,515)	$(19,615,990)
Adjustments:
Depreciation & Amortization	455,965	297,552	1,833,326	1,017,408
Employee and director stock compensation (1)	272,613	1,100,362	1,124,130	3,149,688
Other non-cash stock compensation for services (2)	-	-	-	97,721
Inventory adjustment(3)	-	671,669	878,142	671,669
Impairment of Goodwill and other intangible assets (4)	11,996,249	-	60,955,970	-
Accrual for severance (5)	-	-	129,761	703,022
Accrual / expenses for discretionary bonus	-	150,000	150,000	300,000
Non-GAAP adjusted (loss) from operations	$(14,166,046)	$(4,793,118)	$(13,195,186)	$(13,676,481)

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
(4) Represents non-cash impairment of the cbdMD trademark of $4,285,000 during the first quarter of fiscal 2022 and $56,670,970 of goodwill impairment during the fiscal year ended 2022.
(5) Represents one-time severance costs incurred as Company made rationalized a number of positions.

Earnout Shares

As described in Note 6 in notes to our consolidated financial statements appearing elsewhere in this report, on March 31, 2021 we entered into Addendum No. 1 to the Merger Agreement with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of the initial 18 month period. While this change in the measurement date has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights, nor the revenue targets, it will result in the issuance of the Earnout Shares associated with the third marketing period (assuming the revenue targets are met under the terms of the Merger Agreement) on a quarterly basis instead of at the end of the 18 month period. Because the Earnout Shares are earned based on the Company’s earned revenue and by issuing these shares quarterly, as compared to at the end of the eight quarters, we expect that this change has the potential to reduce the volatile impact of the contingent liability on our Net Income results and consequentially its non-cash impact to our financial statements with each subsequent quarter. The Company is currently in the fourth marking period which runs through November 2023.

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

Leases

Effective October 1, 2019, we have adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. We determine whether an arrangement is a lease at inception and classify it as finance or operating. All of our leases are classified as operating leases. Our leases do not contain any residual value guarantees. Our current lease activities are recorded in operating lease right-of-use (“ROU”) assets, operating lease short term liabilities and operating lease long term liabilities in the consolidated balance sheets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page 31 of this annual report.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including President (principal executive officer) and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls were effective at September 30, 2022.

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

Our management, including our President and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2023 Annual Meeting of shareholders to be filed on or prior to January 28, 2023 (the “Proxy Statement”) and is incorporated herein by this reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial statements.

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page 31.

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

ITEM 16. FORM 10-K SUMMARY.

None

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number

1.1	Underwriting Agreement dated June 28, 2021 by and between cbdMD, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.	8-K	6/30/21	1.1
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/4/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation filed December 5, 2016	1-A	9/18/17	2.5
3.6	Bylaws, as amended	1-A	9/18/17	2.6
3.7	Articles of Amendment to Articles of Incorporation dated April 22, 2019	8-K	4/29/19	3.7
3.8

Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8% Series A Cumulative Convertible Preferred Stock filed October 11, 2019

		8-A	10/11/19	3.1(f)
4.1	Form of common stock certificate of the registrant	1-A	9/18/17	3.7
4.2	2015 Equity Compensation Plan+	1-A	9/18/17	3.8
4.3	Form of stock option award under 2015 Equity Compensation Plan+	1-A	9/18/17	3.9
4.4	2021 Equity Compensation Plan+	8-K	1/14/21	10.1
4.5	Form of Representative’s Warrant dated November 16, 2018	S-1	9/26/18	4.10
4.6	Form of Representative’s Warrant dated May 15, 2019	8-K	5/14/19	4.1
4.7	Form of Representative’s Warrant dated October 16, 2019	8-K	10/16/19	4.1
4.8	Form of Representative’s Warrant dated January 9, 2020	8-K	1/10/20	4.1
4.9	Form of Representative’s Warrant dated December 11, 2020	8-K	12/9/20	4.1
4.10	Form of Representative’s Warrant dated June 28, 2021	8-K	6/30/21	4.1
10.1	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.2	Executive Employment Agreement dated September 15, 2020 by and between cbdMD, Inc. and T. Ronan Kennedy+	8-K	9/21/20	10.2
10.3	Form of voting proxy	8-K	12/20/18	10.2
10.4	Office Lease dated July 11, 2019	10-Q	8/14/19	10.1
10.5	Warehouse Lease dated August 27, 2019	10-Q	2/13/20	10.1
10.6	Form of Distribution Agreement dated February 26, 2020 by and among cbdMD, Inc., CBD Holdings, LLC and the members of CBD Holdings, LLC	8-K	2/28/20	10.1
10.7	Endorsement Agreement effective July 1, 2020	10-Q	8/21/20	10.1
10.8	Form of Lockup Agreement	8-K	12/9/20	10.1
10.9	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between cbdMD, Inc. and Martin A. Sumichrast+	8-K	4/21/21	10.1
10.10	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between CBD Industries LLC and R. Scott Coffman+	8-K	4/21/21	10.2

10.11	Asset Purchase Agreement by and among Twenty Two Capital, LLC, cbdMD, Inc., John J. Wiesehan III, Vieo Design, LLC and Bradley D. Trawick dated June 22, 2021	8-K	7/27/21	10.1
10.12	Employment Agreement between cbdMD, Inc. and John Wiesehan III dated July 22, 2021+	8-K	7/27/21	10.2
10.13	John Wiesehan Separation Agreement and General Release dated December 1, 2021+	8-K	12/3/21	10.1
10.14	Executive Employment Agreement dated October 1, 2021 between cbdMD, Inc. and T. Ronan Kennedy+	8-K	10/5/21	10.1
10.15	Amendment 1 to the Amended and Restated Executive Employment Agreement by and between cbd Industries, LLC and R. Scott Coffman Restated Agreement effective January 11, 2022	8-K	1/18/22	10.1
10.16	Equipment Purchase Agreement effective April 7, 2022 by and between cbd Industries, LLC and Old Belts Extracts LLC	10-Q	4/7/22	10.21
10.17	Separation Agreement by and between Martin A. Sumchrast and cbdMD, Inc., and its subsidiaries effective June 11, 2022+	8-K	6/13/22	10.1
10.18	Membership Interest Transfer Agreement dated June 22, 2022	10-Q	8/11/22	10.22
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
21.1	Subsidiaries of the Registrant	10-K	12/17/22	21.1
23.1	Consent of Cherry Bekaert LLP				Filed
24.1	Power of attorney (included on signature page of this report)				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of President (Principal Executive Officer)				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of President (Principal Executive Officer) and Chief Financial Officer				Filed
101 INS	Inline XBRL Instance Document				Filed
101 SCH	Inline XBRL Taxonomy Extension Schema				Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2022	cbdMD, Inc.

	By:	/s/ Kevin MacDermott
Kevin MacDermott
President (Principal Executive Officer)

Date: December 15, 2022	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Financial Officer (Principal Accounting and Financial Officer)

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

Name	Positions	Date

/s/ Scott Stephen	Chairman of the Board of Directors	December 15, 2022
Scott Stephen

/s/ Raymond S, Coffman	Director	December 15, 2022
Raymond S. Coffman

/s/ Bakari Sellers	Director	December 15, 2022
Bakari Sellers

/s/ Peter Ghiloni	Director	December 15, 2022
Peter Ghiloni

/s/ William Raines III	Director	December 15, 2022
William Raines III
December 15, 2022
/s/ Sibyl Swift	Director, VP of Scientific and Regulatory Affairs
Sibyl Swift, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

cbdMD, Inc. and subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of cbdMD, Inc. and subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the accompanying financial statements, the Company has historically incurred losses, including a $74.1 million net loss in the current year, resulting in an accumulated deficit of $147.4 million as of September 30, 2022.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1 to the accompanying financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Charlotte, North Carolina
December 15, 2022

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2022 and 2021

	September 30,	September 30,
	2022	2021
Assets

Current assets:
Cash and cash equivalents	$6,720,234	$26,411,424
Accounts receivable	1,447,831	1,113,372
Accounts receivable – discontinued operations	1,375	10,967
Marketable securities, at cost	-	33,351
Investment other securities	1,000,000	1,000,000
Inventory	4,255,914	5,021,867
Inventory prepaid	511,459	551,519
Prepaid sponsorship	1,372,845	1,212,682
Prepaid expenses and other current assets	701,945	1,147,178
Total current assets	16,011,603	36,502,360

Other assets:
Property and equipment, net	823,310	2,561,574
Operating lease assets	4,477,841	5,614,960
Deposits for facilities	244,606	529,583
Intangible assets	17,834,549	23,003,929
Goodwill	-	56,670,970
Investment in other securities, noncurrent	1,400,000	-
Total other assets	24,780,306	88,381,016

Total assets	$40,791,909	$124,883,376

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
September 30, 2022 and 2021
(continued)

	September 30,	September 30,
	2022	2021
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$2,036,558	$2,978,914
Accrued expenses	2,060,762	2,727,612
Operating leases – current portion	1,178,683	1,151,150
Note payable	9,609	59,470
Total current liabilities	5,285,612	6,917,146

Long term liabilities:
Long term liabilities	125,491	108,985
Operating leases - long term portion	3,680,375	4,859,058
Contingent liability	276,000	9,856,000
Total long term liabilities	4,081,866	14,824,043

Total liabilities	9,367,478	21,741,189

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 5,000,000 and 500,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001 par value, $60,665,595 and 57,783,340 shares issued and outstanding, respectively	60,666	57,783
Additional paid in capital	178,782,328	176,417,269
Accumulated deficit	(147,423,563)	(73,337,865)
Total cbdMD, Inc. shareholders' equity	31,424,431	103,142,187

Total liabilities and shareholders' equity	$40,791,909	$124,883,376

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2022 and 2021

	2022	2021

Gross Sales	$37,122,215	$47,332,085
Allowances	(1,718,991)	(2,851,322)
Total Net Sales	35,403,224	44,480,763
Cost of sales	13,066,639	14,495,063
Gross Profit	22,336,585	29,985,700

Operating expenses	39,647,130	49,601,690
Impairment of Goodwill and other intangible assets	60,955,970	-
Loss from operations	(78,266,515)	(19,615,990)
Realized and Unrealized gain (loss) on marketable and other securities, including impairments	(33,350)	546,878
Gain on extinguishment of debt	-	1,466,113
Gain on sale of assets	88,769	-
Restructuring expense	(602,092)	-
Decrease (increase) of contingent liability	8,473,999	(6,687,439)
Other income	239,250	29,479
Interest expense	16,246	(28,930)
Loss before provision for income taxes	(70,083,693)	(24,289,889)

Benefit for income taxes	-	895,000
Net Loss	(70,083,693)	(23,394,889)
Preferred dividends	4,002,005	2,554,609

Net Loss available to cbdMD, Inc. common shareholders	$(74,085,698)	$(25,949,498)

Net Loss per share:
Basic earnings per share	(1.24)	(0.47)
Diluted earnings per share	(1.24)	(0.47)
Weighted average number of shares Basic:	59,750,301	54,938,128
Weighted average number of shares Diluted:	59,750,301	54,938,128

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED September 30, 2022 and 2021

	2022	2021

Net Loss	$(70,083,693)	$(23,394,889)
Comprehensive Loss	(70,083,693)	(23,394,889)

Preferred dividends	(4,002,005)	(2,554,609)
Comprehensive Loss available to cbdMD, inc. common shareholders	$(74,085,698)	$(25,949,498)

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED September 30, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net Loss	$(70,083,693)	$(23,394,889)
Adjustments to reconcile net (income) loss to net cash used by operating activities:
Stock based compensation	555,215	1,298,106
Restricted stock expense	373,610	1,626,613
Marketing stock amortization	907,774	871,390
Issuance of stock / warrants for service	-	97,720
Inventory and materials impairment	878,142	670,580
Intangibles amortization	884,380	-
Depreciation	948,962	1,017,408
Impairment of goodwill and other intangible assets	60,955,970	-
Gain on sale of fixed assets	(322,017)	-
Increase/(Decrease) in contingent liability	(8,473,999)	6,687,439
Realized and unrealized loss (gain) of Marketable and other securities	33,350	(546,878)
Termination benefit	-	196,896
Extinguishment of Paycheck Protection Program Loan	-	(1,466,113)
Amortization of operating lease asset	1,137,119	1,236,397
Changes in operating assets and liabilities:
Accounts receivable	65,541	(183,735)
Deposits	284,977	261,125
Inventory	(112,189)	(1,009,192)
Prepaid inventory	40,060	(263,341)
Prepaid expenses and other current assets	(289,586)	525,670
Accounts payable and accrued expenses	(1,812,547)	(104,422)
Operating lease liability	(1,151,152)	(1,159,097)
Deferred revenue / customer deposits	203,341	3,723
Collection on discontinued operations accounts receivable	9,592	436,167
Deferred tax liability	-	(895,000)
Cash used by operating activities	(14,967,150)	(14,093,433)
Cash flows from investing activities:
Proceeds from sale of other investment securities	-	540,000
Purchase of other investment securities	-	(750,000)
Purchase of DirectCBDOnline.com	-	(2,000,000)
Purchase of property and equipment	(688,680)	(342,013)
Cash provided (used) by investing activities	(688,680)	(2,552,013)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Proceeds from issuance of preferred stock	-	30,938,386
Note payable	(33,355)	(151,551)
Preferred dividend distribution	(4,002,005)	(2,554,609)
Deferred Issuance costs	-	-
Cash provided by financing activities	(4,035,360)	28,232,226
Net increase (decrease) in cash	(19,691,190)	11,586,780
Cash and cash equivalents, beginning of period	26,411,424	14,824,644
Cash and cash equivalents, end of period	$6,720,234	$26,411,424

Supplemental Disclosures of Cash Flow Information:

	2022	2021

Cash Payments for:
Interest expense	$2,364	$33,693

Non-cash financial/investing activities:
Issuance of Contingent earnout shares:	$1,086,000	$4,620,000
Warrants issued to representative	$-	$524,113

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED September 30, 2022 and 2021

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	57,783,340	$57,783	5,000,000	$5,000	$176,417,269	$(73,337,865)	$103,142,187
Issuance of Common stock	494,630	495	-	-	404,505	-	405,000
Issuance of options for share based compensation	-	-	-	-	505,466	-	505,466
Issuance of restricted stock for share based compensation	-	-	-	-	508,754	-	508,754
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Income (loss)	-	-	-	-	-	(19,160,904)	(19,160,904)
Balance, December 31, 2021	58,277,970	58,278	5,000,000	5,000	177,835,993	(93,499,271)	84,400,000
Issuance of Common stock	1,074,240	1,074	-	-	659,926	-	661,000
Issuance of options for share based compensation	-	-	-	-	291,630	-	291,630
Issuance of restricted stock for share based compensation	-	-	-	-	328,514	-	328,514
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Income (loss)	-	-	-	-	-	(4,657,215)	(4,657,215)
Balance, March 31, 2022	59,352,210	59,352	5,000,000	5,000	179,116,063	(99,156,986)	80,023,429
Issuance of Common stock	593,880	594	-	-	177,406	-	178,000
Issuance of options for share based compensation, net	-	-	-	-	(373,168)	-	(373,168)
Issuance of restricted stock for share based compensation, net	-	-	-	-	(593,617)	-	(593,617)
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Income (loss)	-	-	-	-	-	(31,634,143)	(31,634,143)
Balance, June 30, 2022	59,946,090	59,946	5,000,000	5,000	178,326,684	(131,791,630)	46,600,000
Issuance of Common stock	719,505	720	-	-	197,281	-	198,000
Issuance of options for share based compensation	-	-	-	-	128,404	-	128,404
Issuance of restricted stock for share based compensation	-	-	-	-	129,959	-	129,960
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Income (loss)	-	-	-	-	-	(14,631,432)	(14,631,432)
Balance, Balance at September 30, 2022	60,665,595	$60,666	5,000,000	$5,000	$178,782,328	$(147,423,563)	$31,424,431

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	52,130,870	$52,131	500,000	$500	$126,517,784	$(47,388,367)	$79,182,048
Issuance of Preferred Stock	-	-	2,300,000	2,300	15,795,815	-	15,798,115
Issuance of options for share based compensation	-	-	-	-	219,875	-	219,875
Issuance of stock costs	-	-	-	-	-	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	15,279	-	15,279
Preferred dividend	-	-	-	-	-	(100,050)	(100,050)
Net Income (loss)	-	-	-	-	-	(9,395,621)	(9,395,621)
Balance, December 31, 2020	52,130,870	52,131	2,800,000	2,800	142,548,753	(56,884,038)	85,719,646
Issuance of Common stock	3,711,964	3,712	-	-	11,422,488	-	11,426,200
Issuance of options for share based compensation	147,953	148	-	-	627,500	-	627,648
Issuance of restricted stock for share based compensation	347,000	347	-	-	1,181,481	-	1,181,828
Preferred dividend	-	-	-	-	-	(560,279)	(560,279)
Net Income (loss)	-	-	-	-	-	(12,510,474)	(12,510,474)
Balance, March 31, 2021	56,337,787	56,338	2,800,000	2,800	155,780,222	(69,954,791)	85,884,569
Issuance of Commom Stock	608,528	609	-	-	1,471,991	-	1,472,600
Issuance of options for share based compensation	-	-	-	-	355,565	-	355,565
Issuance of retricted stock for share based compensation	27,500	28	-	-	590,264	-	590,292
Preferred dividend	-	-	-	-	-	(560,281)	(560,281)
Net Income (loss)	-	-	-	-	-	1,537,288	1,537,288
Balance, June 30, 2021	56,973,815	56,975	2,800,000	2,800	158,198,042	(68,977,784)	89,280,033
Issuance of Common stock	809,525	809	-	-	919,491	-	-
Issuance of Preferred Stock	-	-	2,200,000	2,200	15,142,571	-	15,144,771
Issuance ofoptions for share based compensation	-	-	-	-	493,000	-	493,000
Issuance of restricted stock for share based compensation	-	-	-	-	479,899	-	479,899
Acquisition of DCO	-	-	-	-	1,184,265	-	1,184,265
Preferred dividend	-	-	-	-	-	(1,333,999)	(1,333,999)
Net Income (loss)						(3,026,082)
Balance, September 30, 2021	57,783,340	$57,783	5,000,000	$5,000	$176,417,269	$(73,337,865)	$103,142,187

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED September 30, 2022 and 2021

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

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers in April of 2019, the Company issued 15,250,000 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 8,750,000 of the shares vested over a five-year period and 2,187,500 shares remain subject to a voting proxy agreement as of September 30, 2022, as well as to issue another 15,250,000 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals (the “Earnout Rights”) being achieved within five years from the closing of the Mergers, and 3,928,792  Earnout Shares remain subject to Earnout Rights at September 30,2022.

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD and other hemp-derived cannabinoids are natural substances produced from the hemp plant. The products manufactured by and for the Company comply with the 2018 Farm Bill - our full spectrum products contain trace amounts of THC under the 0.3% by dry weight limit in the 2018 Farm Act while our broad spectrum products are non-psychoactive as they do not contain detectable levels of tetrahydrocannabinol (THC).

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

The consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended  September 30, 2022 (“2022 10-K”) as filed with the SEC on December 15, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI, Paw CBD and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with US GAAP and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities and contingent liability. Actual results could differ from these estimates.

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

Accounts Receivable and Accounts Receivable Other

Accounts receivables are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2022 and September 30, 2021, we had an allowance for doubtful accounts of $36,980 and $3,633, respectively.

Merchant Receivable

The Company primarily sells its products through the internet and has an arrangement to process customer payments with multiple third-party payment processors. The Company pay a fee between 2.5% and 5.0% of the transaction amounts processed. Pursuant to these agreements, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At September 30, 2022, the receivable from payment processors included $273,451 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet.

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

In performing a goodwill test, the Company performs a qualitative evaluation and if necessary, a quantitative evaluation. Factors considered in the qualitative test include specific operating results as well as new events and circumstances impacting the operations or cash flows of the business acquired. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of the business to the respective fair value. The Company determines the fair value of its acquired business using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows while the market-based approach utilizes market capitalization comparisons. These approaches are dependent upon internally developed forecasts that are based upon annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective acquired business and in the internally developed forecasts. The Company has analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss. See Note 5 for further information on the impairment testing procedures performed.

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which were previously accounted for in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. The Company employs the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We perform an annual impairment analysis as of August 1 of each fiscal year on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of the intangible assets. If a quantitative analysis is necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets will be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at this time and based on the information presently known, has determined that is it more likely than not that an impairment loss has occurred. See Note 5 more further information on the impairment testing procedures performed at December 31, 2021 and the Company’s decision to change from indefinite to definite lived status for its trademarks. The Company now accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment. The Company began amortizing its trademarks over 20 years beginning January 1, 2022 and will perform impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If there are indications that the asset’s carrying value may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the Recoverable Amount of the Asset Group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group.

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

The following table represents a disaggregation of revenue by sales channel:

	Fiscal 2022	% of total	Fiscal 2021	% of total

E-commerce sales	$26,435,203	74.7%	$32,907,956	74.0%
Wholesale sales	8,968,021	25.3%	11,572,807	26.0%
Total Net Sales	$35,403,224		$44,480,763

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the consolidated balance sheets. The Company has no material contract assets nor contract liabilities at September 30, 2022.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred $14,332,235 and $15,835,139 in advertising and marketing and promotional costs included in operating expenses during the years ended September 30, 2022 and 2021 respectively. The Company believes driving its advertising aids in brand awareness and is critical to maintain brand recognition. We are constantly evaluating advertising methods and costs and working to drive down our cost of customer acquisition.

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

The Company accounts for income taxes pursuant to the provisions of the Accounting for Income Taxes topic of the Financial Accounting Standards Board  ("FASB") ASC 740 which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company uses the inside basis approach to determine deferred tax assets and liabilities associated with its investment in a consolidated pass-through entity. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2022 and 2021, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $5,752,550 uninsured balance at September 30, 2022 and a $23,508,953 uninsured balance at September 30, 2021.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the year ended September 30, 2022.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $74,086,731 for the fiscal year ended September 30, 2022. Excluding one time non-cash goodwill and intangibles impairment charges of $60,955,970, the Company's loss was $13,130,761, resulting in working capital of $10,725,991.

While the Company is taking strong action, believes in the viability of its strategy and path to profitability, and in its ability to raise additional funds, there can be no assurances to that effect.  The Company’s working capital position may not be sufficient to support the Company’s daily operations for the twelve months subsequent to the issuance of these annual financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire additional funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the annual financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Restructuring

The Company recorded a one time restructuring charge of $602,092 related to severance and benefits payments to the exit of our former co-CEO. This expenses in reflected in the Company's consolidated statements of operations as of September 30, 2022.

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

Recently Adopted Accounting Standards

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

For the year ended September 30, 2022 and  September 30, 2021 the Company recorded $(33,350) and $546,878, respectively of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized gain in 2021 was driven by the sale of our investment in Formula Four Beverages, Inc. that was previously written to zero based on prior information related to the company’s performance and COVID-19 impacts.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). Our former Co-CEO formerly served as CEO of Adara. On January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000 commitment into Adara Sponsor, LLC. On February 9, 2021, the public shares of Adara began trading on the NYSE. Commencing March 24, 2021, holders of the 11,500,000 units sold in the Adara’s initial public offering could elect to separately trade shares of the Adara Class A common stock and warrants included in the units. The shares of Class A common stock and warrants that were separated now trade on NYSE American LLC under the symbols “ADRA” and “ADRA WS”, respectively. On June 22, 2022, the Company executed a transfer agreement with affiliates of Adara Sponsor, LLC whereby the Company's interest would be transferred to the affiliates of Adara Sponsor, LLC upon Adara's acquisition of Alliance Entertainment, Inc. (the "Target") in consideration of the Company's original purchase price. As a result of the SEC litigation against our former CEO, the Target provided a demand to Adara that it required cbdMD and Mr. Sumichrast to dispose of our interests in Adara Sponsor, LLC as a condition of proceeding with any business combination. On June 23, 2022, Adara announced it had entered into business combination agreements with the Target subject to a number of conditions to closing, including shareholder SEC approval. There are no assurances the business combination will be completed. If the business combination is not completed, Adara will continue to pursue other targets for a potential business combination. In the event that the business combination does not close, Adara Sponsor, LLC has until February of 2023 to identify another business combination or the Company is at risk to lose our investment.

Adara’s focus of targets to pursue for the business combination are expected to be in the consumer products industry including business in the health and wellness, ecommerce, discretionary spending, information technology sectors and related channels of distribution.

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale is initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of a trade credit for products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's recently completed Series C financing.

The table below summarizes the assets valued at fair value as of September 30, 2022:

	In Active
	Markets for	Significant Other
	Identical Assets	Observable	Total Fair Value
	and Liabilities	Inputs	at September 30,
	(Level 1)	(Level 2)	2022
Balance at September 30, 2020	$26,472	$-	$26,472
Change in value of equities	6,879	-	6,879
Additional Investment	-	-	-
Balance at September 30, 2021	33,351	-	33,351
Change in value of equities	(33,351)		(33,351)
Additional Investment	-		-
Balance at September 30, 2022	$-	$-	$-

NOTE 3 – INVENTORY

Inventory at September 30, 2022 and 2021 consists of the following:

	Septmeber 30	September 30,
	2022	2021
Finished Goods	$3,198,488	$3,362,897
Inventory Components	1,213,724	1,729,176
Inventory Reserve	(156,298)	(70,206)
Inventory prepaid	511,459	551,519
Total Inventory	$4,767,373	$5,573,386

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the year ended September 30, 2022. The Company wrote down inventory of $878,142 during the first quarter of fiscal year ended September 30, 2022 primarily related to the rationalization of a number of product lines and stock keeping units (“SKU”s), as we work to streamline our offerings to higher velocity products and eliminate slow-moving and aging SKUs.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2022 and 2021 consist of the following:

	September 30,	September 30,
	2022	2021
Computers, furniture and equipment	$1,095,228	$549,910
Manufacturing equipment	284,275	2,968,838
Leasehold improvements	487,081	870,621
Automobiles	11,087	35,979
	1,877,671	4,425,348
Less accumulated depreciation	(1,054,361)	(1,863,774)
Property and equipment, net	$823,310	$2,561,574

Depreciation expense related to property and equipment was $948,962 and $1,017,408 for the year ended September 30, 2022 and 2021, respectively. During the third quarter, the Company sold substantially all the assets of its manufacturing facility and as a result the gross investment and accumulated depreciation was removed from the balance sheet, reducing net PP&E.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had goodwill at September 30, 2021 of $56,670,970. The Company performs a Step 0 goodwill impairment analysis at least annually following the steps laid out in ASC 350-20-35-3C. Our annual impairment analysis includes a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. In performing a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. From time to time the Company also evaluates goodwill impairment on a quarterly basis if any triggering events have occurred that would require such analysis. For the three months ended December 31, 2021, the Company performed a Step 0 goodwill impairment analysis on consolidated goodwill and determined that a triggering event had occurred to necessitate performing the quantitative impairment test. After performing the quantitative impairment test in accordance with ASC 350-20-35-3C, the Company determined that goodwill was impaired by $13,898,285. The Company has recorded this impairment to reduce total goodwill on its condensed consolidated balance sheets and has recorded the corresponding impairment expense on its condensed consolidated statement of operations as of December 31, 2021. The Company performed the same analysis as of June 30, 2022 and determined that goodwill was impaired by $30,776,436. The Company has recorded this impairment to reduce total goodwill on its condensed consolidated balance sheets and has recorded the corresponding impairment expense on its condensed consolidated statement of operations as of June 30, 2022.  At September 30, 2022 the Company performed a subsequent Step 0 analysis and determined an impairment existed and as a result, it recorded an impairment expense of $11,996,249 on its consolidated statement of operations of September 30, 2022, resulting in a remaining goodwill balance of zero.

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

In September 2019, the Company purchased the rights to the trademark name HempMD for $50,000. This trademark will be used in the marketing and branding of certain products to be released under this brand name. At the time of acquisition, the Company believed the trademark did not have limits on the time it would contribute to the generation of cash flows and therefore had identified these as indefinite-lived intangible assets.

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

As of December 31, 2021, the Company has re-assessed the “cbdMD” and “HempMD” trademarks and have determined that the trademarks should be classified as definite lived intangible assets with useful lives of 20 years versus indefinite lived intangible assets. The Company used a variety of factors in determining the reclassifications and have made the reclassifications following guidance prescribed by ASC 350-30-35-17, which states that when a reporting entity subsequently determines that in indefinite-lived intangible asset has a finite useful life, the reporting entity should test the asset for impairment as an indefinite lived asset prior to commencing amortization. As of December 31, 2021, the Company has prepared a tradename impairment analysis in accordance with ASC 350 and has determined that the “cbdMD” trademark was impaired by $4,285,000. The Company has recorded this impairment charge as a reduction in the carrying value of the intangible assets on its condensed consolidated balance sheets with the corresponding impairment expense recorded on its condensed consolidated statements of operations. The Company began amortizing the trademarks over their useful lives of 20 years as of January 2022. Amortization expense for the year ended September 30, 2022 was $932,862 and was recorded on the condensed consolidated statements of operations.

At September 30, 2022, the Company prepared a tradename impairment analysis in accordance with ASC 360 and has determined that there are no indications of impairment.

Intangible assets as of September 30, 2022 and 2021 consisted of the following:

	September 30,	September 30,
	2022	2021
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of definite lived intanigble assets:	(4,285,000)	-
Amortization of definite lived intangible assets:	(932,862)	(48,482)
Total	$17,834,549	$23,003,929

Future amortization of intangible assets as of September 30, 2022 is as follow:

For the year ended September 30,
2023	1,109,418
2024	1,109,418
2025	1,074,634
2026	942,457
2027	942,457
Thereafter	12,656,165
Total future intangibles amortization	$17,834,549

Goodwill as of September 30, 2022 and 2021 consisted of the following:

Goodwill at September 30, 2021	$56,670,970
Impairment of goodwill	(56,670,970)
Goodwill at September 30, 2022	$-

NOTE 6 – CONTINGENT LIABILITY

As consideration for the Mergers, described in Note 1, the Company had a contractual obligation to issue 15,250,000 shares of its common stock, after approval by its shareholders, to the members of Cure Based Development, issued in two tranches 6,500,000 shares and 8,750,000 shares, both of which are subject to leak out provisions, and the unrestricted voting rights to 8,750,000 tranche of shares vesting over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provided that an additional 15,250,000 Earnout Shares can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the closing date.

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

The Merger Agreement provides that an additional 15,250,000 Earnout Shares would be issued as part of the consideration for the Mergers, upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date as follows, as measured at four intervals (each a “marking period”): the completion of 12, 24, 42, and 59 calendar months from the Closing Date, and based upon the ratios set forth below:

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

The issuance of the initial 15,250,000 shares and the 15,250,000 Earnout Shares were approved by the Company’s shareholders in April 2019. The initial shares were issued upon shareholder approval on April 19, 2019 and had a carrying value of $53,215,163. Additionally, as the 15,250,000 initial shares were issued, the value of the shares in the amount of $53,215,163 was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The third quarter of the third marketing period ended on September 30, 2021 and based on the measurement criteria an additional 466,713 Earnout Shares were earned and issued in December 2021. These shares decreased in value by $366,841 during the quarter through the time of issuance and had a value of $405,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The fourth quarter of the third marketing period ended on December 31, 2021 and based on the measurement criteria an additional 444,243 Earnout Shares were earned and issued in March 2022. These shares increased in value by $41,914 during the quarter through the time of issuance and had a value of $325,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The fifth quarter of the third marketing period ended on March 31, 2022 and based on the measurement criteria an additional 458,877 Earnout Shares were earned and issued in May 2022. These shares decreased in value by $90,792 during the quarter through the time of issuance and had a value of $178,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The sixth quarter of the third marketing period ended on June 30, 2022 and based on the measurement criteria an additional 409,505 Earnout Shares were earned and issued in August 2022. These shares increased in value by $17,718 during the quarter through the time of issuance and had a value of $198,000 at the time of issuance, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. At September 30, 2022, up to 3,928,797 remaining Earnout Shares are subject to issuance by the Company.

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability. The value of the contingent liability was $276,000 and $9,440,000 at September 30, 2022 and September 30, 2021, respectively.

As part of the Twenty Two acquisition in July 2021, the Company has a contractual obligation to issue up to an additional 200,000 shares of its common stock as additional consideration, dependent upon the acquisition entity meeting future revenue targets. Under GAAP the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under GAAP the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event its estimate of the fair value of the contingent consideration changes, the Company will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2021, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $416,000. At December 31, 2021, the Company recorded a decrease in value of the contingent liability of $255,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $161,000. At March 30, 2022 the Company recorded a decrease in value of the contingent liability of $148,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $13,000. At June 30, 2022, the Company recorded a decrease in value of the contingent liability of $13,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $0. As of September 2022 the measurement period has ended and there is no further obligation with respect to this earnout.

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

In April 2022, the Company entered into a contractual obligation to issue up to 100,000 options to an employee. The shares are subject to meeting a minimum direct to consumer revenue of $12.0 million for the December 2022 calendar quarter. The Company is not expecting to meet this revenue metric for the December 2022 calendar quarter and has therefore valued this liability at $0 as of September 30, 2022.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company, as noted in Note 2, and a number of its directors and affiliates have invested into Adara through Adara Sponsor. As mentioned in Note 6, the counterparty in the earnout arrangement is a related party.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 and 500,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2022 and September 30, 2021, respectively.

The total amount of dividends declared and recorded were $4,002,005 and $2,554,609 for the years ended September 30, 2022 and 2021.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 60,665,595 and 57,783,340 shares of common stock issued and outstanding at September 30, 2022 and 2021, respectively.

Preferred stock transactions:

The Company has no preferred stock transactions in the year ended  September 30, 2022.

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

Common stock transactions:

In the year ended September 30, 2022:

In August 2022, the Company issued 5,000 shares of restricted common stock to a newly appointed board member.  The stock award was valued at the fair market price of $2,854 and vested at the grant date.

In August 2022, the Company issued 100,000 of restricted common stock to a consultant as part of an advisory agreement under the Company's Equity Compensation Plan. The stock awards were valued at the fair market price of $41,000 and vested at the grant date.

In August 2022, the Company issued 409,505 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

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

In fiscal year ending September 30, 2022, 323,444 warrants issued in January 2020 to purchase shares of common stock at an exercise price of $1.25 were exercised.

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

Stock option transactions:

In the year ended September 30, 2022:

In August 2022, the Company granted a new board member an aggregate of 30,000 common stock options. The options vested immediately, have a strike price of $0.568 and a five-year term. The Company has recorded a total prepaid expense of $10,290 and were expensed at the issuance date.

In June 2022, an former executive officer of the company forfeited 750,000 common stock options. The forfeited options had an unrecognized value of  $555,286. The Company recognized contra-expense of  $604,714 for the forfeited options related to the previously amortized expense for these options.

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

In April 2022, the Company issued 100,000 common stock options to an employee that vest upon the Company achieving certain direct to consumer revenue growth targets for the quarter ended December 2022. The options have a $1 strike price. The Company performs analysis on these options and as of September 30, 2022 no expense was ascribed to these options.

In March 2022, the Company granted its board of directors an aggregate of 120,000 common stock options. The options vested immediately, have a strike price of $0.818 and a five-year term. The Company has recorded a total prepaid expense of $57,000 and intends to amortize the expense over the 12-month board term.

In January 2022, the Company granted an aggregate of 130,000 common stock options to a group of 9 employees. These options vest upon grant and the Company has recorded an expense for these options of $79,500 for the three months ended June 30, 2022

In October 2021, the Company granted an aggregate of 75,000 common stock options to an executive officer. These options vest on October 1, 2022. The Company has recorded an expense for these options of $23,025 and $46,050 for the three and twelve months ended September 30, 2022.

In the year ended September 30, 2021:

In June 2021, the Company entered into a consulting arrangement with an industry professional. As part of the agreement, the Company issued 50,000 options and recorded total prepaid expense of $125,250 and intends to amortize over the 12-month vesting term.

In April 2021, the Company issued 750,000 common stock options to an executive officer in conjunction with an Amended and Restated Executive Employment Agreement. The common stock options vest in three equal tranches, the first of which vests on January 1, 2022, the second on January 1, 2023 and the third on January 1, 2024, under the Corporation’s 2021 Equity Compensation Plan. The Company has recorded an expense of $578,963 for the year ended September 30, 2022 for these options.

In March 2021, the Company granted its board of directors an aggregate of 150,000 common stock options. The options vested immediately, have a strike price of $4.40 and a five-year term. The Company has recorded a total prepaid expense of $395,850 and intends to amortize the expense over the 12-month board term.

In January 2021, the Company granted an aggregate of 80,000 common stock options to three employees. The options vest in three equal tranches, the first on April 15, 2021, the second on April 15, 2022 and the third on April 14, 2023 and have an exercise price of $3.10 per share and a term of 10 years. The Company has recorded an expense of $116,735 for the year ended September 30, 2022 for these options.

In October 2020, the Company granted an aggregate of 350,000 common stock options to an executive officer. The options vest in three equal tranches, the first on October 1, 2021, the second on October 1, 2022 and the third on October 1, 2023, and have an exercise price of $3.50, $5.00, and $6.50 per share and a term of 5 years. The Company has recorded an expense for these options of $124,217 for the year ended September 30, 2022.

The expected volatility rate was estimated based on comparison to the volatility of a blend of the Company's own stock and a peer group of companies in similar industries. The expected term used was the full term of the contract for the issuances. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate of zero is based upon the experience of the Company. As required under ASC 718, the Company will adjust the estimated forfeiture rate to its actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the years ended September 30, 2022 and 2021:

Warrant transactions:

The Company has no warrant transactions during the twelve months ended September 30, 2022.

In the year ended September 30, 2021:

In July 2021 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 143,482 shares of common stock with an exercise price of $3.75. The warrants expire on December 8, 2025.

	2022	2021
Weighted average exercise price	$0.99	$3.91
Risk free interest rate	2.56% - 2.97%	0.16% - 0.85%
Volatility	101.23% - 103.98%	100.72% - 105.43%
Expected term (in years)	2.5 - 5.5	2.5 - 5.5
Divident yield	None	None

In December 2020 in relation to the follow-on firm commitment underwritten public offering of the 8.0% Series A Cumulative Convertible Preferred Stock, the Company issued to the representative of the underwriters warrants to purchase in aggregate 150,502 shares of common stock with an exercise price of $3.74. The warrants expire on December 8, 2025.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the year ended September 30, 2022 and 2021:

	2022	2021
Weighted average exercise price	$-	$3.74
Risk free interest rate	0.00%	0.39% - 0.89%
Volatility	0.00%	103.42%
Expected term (in years)	-	2.75
Divident yield	-	None

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

The following table summarizes stock option activity under both plans for the fiscal years ended September 30, 2022 and 2021:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2020	1,750,000	$4.68		$-
Granted	1,380,000	3.91		-
Exercised	(147,953)	2.60
Forfeited	(279,547)	4.47
Outstanding at September 30, 2021	2,702,500	4.42	5.13	-
Granted	1,060,000	0.97		-
Exercised	-	-
Forfeited	(1,260,000)	3.63
Outstanding at September 30, 2022	2,502,500	3.36	4.55	-

Exercisable at September 30, 2022	1,549,167	$4.13	4.69	$-

As of September 30, 2022, there was approximately $301,126 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.3 years.

Restricted Stock Award transactions:

In the twelve months ended September 30, 2022:

In August 2022, the Company issued 5,000 shares of restricted common stock to a newly appointed board member.  The stock award was valued at the fair market price of $2,854 and vested at the grant date.

In August 2022, the Company issued 100,000 of restricted common stock to a consultant as part of an advisory agreement under the Company's Equity Compensation Plan. The stock awards were valued at the fair market price of $41,000 and vested at the grant date.

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

In the twelve months ended September 30, 2021:

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

The Company recognized $373,610 and $1,626,613 of restricted stock compensation expense for the years ended September 30, 2022 and 2021, respectively.

NOTE 10 – WARRANTS

Transactions involving the Company equity-classified warrants for the fiscal years ended September 30, 2022 and 2021 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2020	914,184	$3.88	3.23	$-
Granted	293,984	3.75		-
Exercised	(323,444)	1.25
Forfeited	(224,307)	5.39
Outstanding at September 30, 2021	660,417	4.60	3.05	-
Granted	-	-		-
Exercised	-	-
Forfeited	(70,500)	4.00
Outstanding at September 30, 2022	589,917	4.68	2.30	-

Exercisable at September 30, 2022	589,917	$4.68	-	$-

The following table summarizes outstanding common stock purchase warrants as of September 30, 2022:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $7.50 per share	100,000	7.50	October 2022
Exercisable at $4.375 per share	51,429	4.375	September 2023
Exercisable at $7.50 per share	60,000	7.50	May 2024
Exercisable at $3.9125 per share	47,822	3.9125	October 2024
Exercisable at $1.25 per share	36,682	1.25	January 2025
Exercisable at $3.74 per share	150,502	3.74	December 2025
Exercisable at $3.75 per share	143,482	3.75	June 2026
	589,917	$4.68

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement is through December 31, 2022 and is tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, requirements to provide production days for advertising creation and attendance of meet and greets. The potential payments, if all services are provided, in aggregate is $4,900,000 and is paid based on the services above for the period ending: December 2019 - $400,000, December 2020 - $800,000, December 2021 - $1,800,000, and December 2022 - $1,900,000. In light of the impact of COVID-19 on events, the Company and professional athlete mutually agreed to suspend payments from March 2020 through June 2020. Effective July 1, 2020, the parties entered into a new endorsement agreement amending certain of the contract terms which superseded the original agreement. Under the current endorsement agreement potential payments to the professional athlete are as follows from July 2020 to December 2022 – up to $2,867,000 to be paid in common stock in three issuances, based on a Volume Weighed Average Price (“VWAP”) calculation, of which the last two issuances can be paid in cash at the Company’s option - $1,400,000 paid in July 2020, $800,000 paid between July 2021 and December 2021, and $667,000 paid between July 2022 and December 2022. The Company will make monthly cash payments as follows from: July 2020 to December 2020 - $40,000, from January 2021 to June 2021 - $50,000, from July 2021 to December 2021 - $75,000, from January 2022 to June 2022 - $85,000, and from July 2022 to December 2022 - $100,000. In March 2021, the parties entered into an additional amendment to the endorsement agreement whereby the Company issued the professional athlete 180,000 common shares to completely satisfy the $800,000 payment options between July 2021 and December 2021. In January of 2022, the parties entered into an additional amendment to the endorsement agreement, whereby the Company has foregone certain rights to logo wearing during events while retaining other performance of the athlete through December 2024. In exchange for change in obligations and term, the parties re-amortized the balance owed during 2022 through 2024, including issuing 320,000 of the Company’s common stock as part of the total compensation.  The Company has recorded expense of $971,554 and $577,034 for years ended September 30, 2022 and 2021, respectively.   On November 4, 2022, the Company entered into a separation agreement with the athlete that required a final payment truing up the Company’s cash obligation through November 2022.  No further obligations exist between the parties.  The Company recorded a one time non-cash expense of approximately $850,000 associated with the outstanding un-expensed portion of stock compensation expense previously issued under a higher stock price.

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

As previously disclosed, during June of 2022, the Company's CEO resigned from the board of directors and his role as an executive for the Company in June 2022 under the terms of a separation agreement with the Company.  This resignation was associated with the SEC action taken against this former executive and the Company was not named in the action.

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment as part of the sale of manufacturing equipment during April 2022, the balance of this loan was paid off resulting in a balance of $0 as of September 30, 2022.  In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $3,000 is a long term note payable at  September 30, 2022. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

NOTE 13 – PAYCHECK PROTECTION PROGRAM LOAN

In April 2020, The Company applied for an unsecured loan pursuant to the PPP administered by and authorized by the CARES Act. Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program. On April 27, 2020, the Company received the loan from Truist Bank in the principal amount of $1,456,100. The SBA Loan is evidenced by a promissory note issued by the Company to Truist Bank. During May of 2021, the Company received notice from the SBA the loan principal and any accrued interest was completely forgiven. This gain is reflected within Other Income (Expenses) on the consolidated statements of operations.

NOTE 14 – LEASES

The Company has lease agreements for its corporate, warehouse and laboratory offices with lease periods expiring between 2024 and 2026. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. All of the Company’s leases are classified as operating leases. The Company’s leases do not contain any residual value guarantees.

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

Year Ended
September 30,
2022
Total Operating Lease Costs	$1,391,856

Supplemental cash flow information related to operating leases is summarized as follows:

Year Ended
September 30,
2022
Cash paid for amounts included in the measnurement of operating lease liabilities	$1,405,887

As of September 30, 2022, our operating leases had a weighted average remaining lease term of 3.91 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of September 30, 2022 are summarized as follows:

For the year ended September 30,
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	5,334,625
Less interest	(475,567)
Total lease liabilities	$4,859,058

Future minimum lease payments (including interest) under non-cancelable operating leases as of  September 30, 2021 are summarized as follows:

For the year ended September 30,
2022	$1,405,887
2023	1,380,204
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total futrue lease payments	6,740,512
Less interest	(730,304)
Total lease liabilities	$6,010,208

NOTE 15 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Year Ended
	September 30,	September 30,
	2022	2021
Basic:
Net income (loss)	$(70,083,693)	$(23,394,889)
Preferred dividends paid	4,002,005	2,554,609
Net income (loss) continuing operations adjusted for preferred dividend	(74,085,698)	(25,949,498)
Net income (loss) attributable to cbdMD Inc. common shareholders	(74,085,698)	(25,949,498)

Diluted:
Net income (loss)	(74,085,698)	(25,949,498)
Net income (loss)	(74,085,698)	(25,949,498)

Shares used in computing basic earnings per share	59,750,301	54,938,128
Effect of dilutive securities:
Options	-	-
Warrants	-	-
Convertible preferred shares	-	-
Shares used in computing diluted earnings per share	59,750,301	54,938,128

Earnings per share Basic:
Continued operations	(1.24)	(0.47)
Discontinued operations	-	-
Basic earnings per share	(1.24)	(0.47)

Earnings per share Dliuted:
Continued operations	(1.24)	(0.47)
Discontinued operations	-	-
Diluted earnings per share	(1.24)	(0.47)

At the year ended  September 30, 2022, 3,335,750 potential shares underlying options, unvested RSUs and warrants as well as 8,335,000 convertible preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 16 – INCOME TAXES

The Company generated operating losses for the years ended September 30, 2022 and 2021 on which it has recognized a full valuation allowance. The Company accounts for is state franchise and minimum taxes as a component of its general and administrative expenses.

The following table presents the components of the provision for income taxes from continuing operations for the fiscal years ended September 30, 2022 and 2021:

	Year Ended September 30,
	2022	2021
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	-	(895,000)
State	-	-
Total deferred	-	(895,000)
Total provision	$-	$(895,000)

A reconciliation for the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.4	0.8
Permanent differences	(17.1)	1.5
Contingent derivative expense	2.5	(5.8)
Limitation on net operating losses	-	-
Change in valuation allowance	(6.8)	(13.8)
Benefit from (provision for) income taxes	0.0%	3.7%

Significant components of the Company’s deferred income taxes are shown below:

	Year Ended September 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$12,909,000	$9,160,000
ROU - Liability	1,087,000	1,342,000
Capital loss carryforward	702,000	716,000
Allowance for doubtful accounts	8,000	1,000
Stock compensation	833,000	1,107,000
Investments	452,000	444,000
Accrued expenses	214,000	165,000
Fixed Assets	40,000	-
Inventory reserve	35,000	16,000
Capitalized expenses	48,000	52,000
Charitable contributions	45,000	43,000
Total deferred tax assets	16,373,000	13,046,000

Deferred tax liabilities:
Prepaid Expenses	(257,000)	(219,000)
ROU - Assets	(1,002,000)	(1,254,000)
Intangibles	(3,426,000)	(4,481,000)
Fixed assets	-	(162,000)
Total deferred tax liabilities	(4,685,000)	(6,116,000)
Net deferred tax assets	11,688,000	6,930,000
Valuation allowance	(11,688,000)	(6,930,000)

Net deferred tax liability	$-	$-

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

During the year ended September 30, 2021, the Company determined that a change in ownership under IRC had occurred during the year ending September 30, 2019. As a result of these ownership changes, the pre-ownership change NOL carryforwards would be limited and approximately $11.4 million of such NOLs will expire before being utilized. Therefore, at September 30, 2021 the Company reduced the deferred tax asset and related valuation allowance associated with these NOLs by approximately $2.7 million due to IRC Section 382.

The total valuation allowance increased by $4,758,000 and decreased by $3,351,000 as of September 30, 2022 and 2021, respectively.

At September 30, 2022, the Company has utilizable NOL carryforwards of approximately $57.7 million which for federal purposes will carryforward indefinitely.

The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

The Company files income tax returns in the United States, and various state jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30, 2021 and 2020, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

The CARES Act, which was enacted on March 27, 2020, includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. The Company analyzed the provisions of the CARES Act and determined there was no effect on its provision for the year ended September 30, 2021 and will continue to evaluate the impact, if any, the CARES Act may have on the Company’s consolidated financial statements and disclosures.

On December 20, 2018, the Company completed a two-step merger with Cure Based Development (see Note 2). As a result of the Mergers the Company established as part of the purchase price allocation a net deferred tax liability related to the book-tax basis of certain assets and liabilities of approximately $4.6 million.

The Company has had a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles ("naked credits"). During the year ended September 30, 2021, the Company generated enough indefinite life deferred tax assets from post-merger NOLs to reduce the naked credits to zero during the year and continue to record a valuation allowance on remaining deferred tax assets.

NOTE 17 – ACQUISITIONS

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

As of September 30, 2022 the measuring period for the Twenty Two Earnout Shares is over, the threshold was not met, and there is no longer any value ascribed to this on our balance sheet.

The following table presents the final purchase price allocation:

Consideration	$3,552,529

Assets Acquired:

Undeposited Funds	$18,155
Inventory	79,895
Inventory - Prepaid Shipping	31,094
Proerpty and equipment, net	5,000
Intangible Assets	3,418,383
Total assets aquired	$3,552,529

NOTE 18 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2022 to the date the consolidated financial statements were issued and there are no material subsequent events other than previously disclosed in these footnotes.