Form 10-K/A
period 2022-09-30
cbdMD, Inc.
filed 2022-12-20
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number 001-38299

cbdMD, INC.
(Exact Name of Registrant as Specified in its Charter)

North Carolina	47-3414576
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

8845 Red Oak Blvd, Charlotte, NC	28217
Address of Principal Executive Offices	Zip Code

704-445-3060
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

	Trading Symbol(s)	Name of each exchange on which registered
Title of each class common	YCBD	NYSE American
8% Series A Cumulative Convertible Preferred Stock	YCBDpA	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders which the registrant currently anticipates will be filed with the SEC on or before January 28, 2023.

EXPLANATORY NOTE

Due to a scrivener’s errors, the Annual Report on Form 10-K filed by cbdMD, Inc. with the Securities and Exchange Commission on December 15, 2022 (the “Original Form 10-K”) included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) (1) (a) incorrect operating expenses for the three months ended September 30, 2022 and (b) incorrect operating income from operations for the three months ended September 30, 2022 in the selected unaudited consolidated financial information for the three months ended September 30, 2022 and 2021 information table included in the MD&A and (2) (a) incorrect GAAP (loss) from operations for the three months ended September 30, 2022 and (b) incorrect non-GAPP adjusted (loss) from operations for the three months ended September 30, 2022 in the non-GAAP adjusted operating income table included in the MD&A. We are filing this Form 10-K/A to amend and restate “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The cover page of the Form 10-K/A is also being amended to update the section entitled “Documents Incorporated by Reference” to identify the date on which the registrant anticipates it’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders which the registrant currently anticipates will be filed on or before with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

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

Results of operations

The following tables provide certain selected consolidated financial information for the fiscal years ended September 30, 2022 and 2021:

	Fiscal	Fiscal
	2022	2021	Change
Total net sales	$35,403,224	$44,480,763	$(9,077,539)
Cost of sales	13,066,639	14,495,063	(1,428,424)
Gross profit as a percentage of net sales	63.1%	67.4%	(4.3)%
Operating expenses	39,647,130	49,601,690	(9,954,560)
Impairment of goodwill and other intangible assets	60,955,970	-	60,955,970
Operating loss from operations	(78,266,515)	(19,615,990)	(58,650,525)
(Increase) decrease on contingent liability	8,473,999	(6,687,439)	15,161,438
Net loss before taxes	(70,083,693)	(24,289,889)	(45,793,804)
Net loss attributable to cbdMD Inc. common shareholders	$(74,085,698)	$(25,949,498)	$(48,136,200)

The following tables provide certain selected unaudited consolidated financial information for the three months ended September 30, 2022 and 2021:

	September 2022	September 2021	Change
Total net sales	$7,859,625	$9,793,327	$(1,933,702)
Cost of sales	2,844,744	4,050,710	(1,205,966)
Gross profit as a percentage of net sales	63.8%	58.6%	5.2%
Operating expenses	7,913,256	12,755,319	(4,843,063)
Impairment of goodwill and other intangible assets	11,996,249	-	11,996,249
Operating income from operations	(14,894,624)	(7,012,702)	(7,881.922)
(Increase) decrease on contingent liability	228,000	3,740,000	(3,512,000)
Net loss before taxes	(14,631,432)	(3,156,081)	(11,475,351)
Net loss attributable to cbdMD Inc. common shareholders	$(15,631,932)	$(4,360,080)	$(11,271,852)

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

In addition, the following table provides information on the contribution of net sales by type of sale to our total net sales for the three months ended September 30, 2022 and 2021 (unaudited):

	September 30, 2022	% of total	September 30, 2021	% of total

E-commerce sales	$6,274,482	$79.8%	7,269,588	74.2%
Wholesale sales	1,585,143	20.2%	2,523,739	25.8%
Total Net Sales	$7,859,625		$9,793,327

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

Consolidated Operating Expenses

The following tables provide information on our approximate operating expenses for the fiscal years ended September 30, 2022 and 2021:

	Fiscal 2022	Fiscal 2021	Change
Staff related expense	$12,819,447	$16,219,863	$(3,400,416)
Accounting/Legal expense	1,045,836	1,189,703	(143,867)
Professional outside services	816,584	1,206,929	(390,345)
Advertising/marketing/social media/events/tradeshows	14,332,235	15,835,139	(1,502,904)
Sponsorships	1,031,516	2,067,534	(1,036,018)
Affiliate commissions	1,111,795	1,738,103	(626,308)
Merchant Fees	1,007,025	1,965,176	(958,151)
R&D and regulatory	633,392	1,422,791	(789,399)
Non-cash stock compensation	1,124,130	3,149,689	(2,025,559)
Intangibles amortization	884,380	-	884,380
Depreciation	948,946	1,017,409	(68,463)
All other expenses	3,803,075	3,789,355	13,720
Totals	$39,558,361	$49,601,690	$(10,043,329)

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

Non-GAAP Adjusted Operating Income

The non-GAAP Adjusted Income for the three and twelve months ended September 30, 2022 and September 30, 2021 is as follows:

	Three Months September 30,	September 30,	Year Ended September 30,	September 30,
	2022	2021	2022	2021
(Unaudited)

GAAP (loss) from operations	$(14,894,624)	$(7,012,702)	$(78,266,515)	$(19,615,990)
Adjustments:
Depreciation & Amortization	455,965	297,552	1,833,326	1,017,408
Employee and director stock compensation (1)	272,613	1,100,362	1,124,130	3,149,688
Other non-cash stock compensation for services (2)	-	-	-	97,721
Inventory adjustment(3)	-	671,669	878,142	671,669
Impairment of Goodwill and other intangible assets (4)	11,996,249	-	60,955,970	-
Accrual for severance (5)	-	-	129,761	703,022
Accrual / expenses for discretionary bonus	-	150,000	150,000	300,000
Non-GAAP adjusted (loss) from operations	$(2,169,797)	$(4,793,118)	$(13,195,186)	$(13,676,481)

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our external audit firm is Cherry Bekaert LLP in Charlotte, North Carolina and their Auditor Firm ID is 677.

ITEM 15.         EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report
EXHIBIT INDEX

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

Date: December 20, 2022	cbdMD, Inc.

	By:	/s/ Kevin MacDermott
Kevin MacDermott
President (Principal Executive Officer)

Date: December 20, 2022	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Financial Officer (Principal Accounting and Financial Officer)