Form 10-Q
period 2022-12-31
cbdMD, Inc.
filed 2023-02-13
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

65,429,686 shares of common stock are issued and outstanding as of February 13, 2023.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2021” refers to the year ended September 30, 2021", “fiscal 2022” refers to the year ended September 30, 2022, “fiscal 2023” refers to the fiscal year ending September 30, 2023, “first quarter of 2022” refers to the three months ended December 31, 2021, and “first quarter of 2023” refers to the three months ended December 31, 2022.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward- looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2022 and as amended on December 20, 2022 (the “2022 10-K”), as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2022 AND September 30, 2022

	(Unaudited)
	December 31,	September 30,
	2022	2022
Assets

Current assets:
Cash and cash equivalents	$3,352,664	$6,720,234
Accounts receivable	898,720	1,447,831
Accounts receivable – discontinued operations	-	1,375
Investment other securities	1,000,000	1,000,000
Inventory	4,690,609	4,255,914
Inventory prepaid	170,659	511,459
Prepaid sponsorship	66,784	1,372,845
Prepaid expenses and other current assets	1,349,784	701,945
Total current assets	11,529,220	16,011,603

Other assets:
Property and equipment, net	900,567	823,310
Operating lease assets	4,201,204	4,477,841
Deposits for facilities	138,708	244,606
Intangible assets	17,557,194	17,834,549
Investment in other securities, noncurrent	1,400,000	1,400,000
Total other assets	24,197,673	24,780,306

Total assets	$35,726,893	$40,791,909

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2022 AND September 30, 2022
(continued)

	(Unaudited)
	December 31,	September 30,
	2022	2022
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,689,527	$2,036,558
Accrued expenses	2,650,337	2,060,762
Operating leases – current portion	1,202,797	1,178,683
Note payable	9,758	9,609
Total current liabilities	5,552,419	5,285,612

Long term liabilities:
Long term liabilities	-	125,491
Operating leases - long term portion	3,368,713	3,680,375
Contingent liability	215,000	276,000
Total long term liabilities	3,583,713	4,081,866

Total liabilities	9,136,132	9,367,478

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 60,712,262 and 60,665,595 shares issued and outstanding, respectively	60,712	60,666
Additional paid in capital	178,905,176	178,782,328
Accumulated deficit	(152,380,127)	(147,423,563)
Total cbdMD, Inc. shareholders' equity	26,590,761	31,424,431

Total liabilities and shareholders' equity	$35,726,893	$40,791,909

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three months ended December 31, 2022 and 2021
(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2022	2021

Gross Sales	$6,240,526	$9,856,767
Allowances	(155,308)	(534,945)
Total Net Sales	6,085,218	9,321,822
Cost of sales	2,517,452	4,328,310
Gross Profit	3,567,766	4,993,512

Operating expenses	7,613,947	11,955,284
Impairment of goodwill and other intangible assets	-	18,183,285
Loss from operations	(4,046,181)	(25,145,057)
Realized and Unrealized loss on marketable and other securities, including impairments	-	(33,351)
Decrease of contingent liability	61,000	5,950,000
Other income (expense)	-	70,738
Interest expense	29,119	(3,234)
Loss before provision for income taxes	(3,956,062)	(19,160,904)

Benefit for income taxes	-	-
Net (Loss) Income	(3,956,062)	(19,160,904)
Preferred dividends	1,000,502	1,000,502

Net Loss attributable to cbdMD, Inc. common shareholders	$(4,956,564)	$(20,161,406)

Net Loss per share:
Basic earnings per share	(0.08)	(0.35)
Diluted earnings per share	(0.08)	(0.35)
Weighted average number of shares Basic:	60,357,449	57,825,367
Weighted average number of shares Diluted:	60,357,449	57,825,367

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE three months ended December 31, 2022 and 2021
(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2022	2021

Net (Loss) Income	$(3,956,062)	$(19,160,904)
Comprehensive (Loss) Income	(3,956,062)	(19,160,904)

Preferred dividends	(1,000,502)	(1,000,502)
Comprehensive (Loss) Income attributable to cbdMD, Inc. common shareholders	$(4,956,564)	$(20,161,406)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE three months ended December 31, 2022 and 2021
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(3,956,062)	$(19,160,904)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	79,446	505,466
Restricted stock expense	43,449	508,754
Write off of prepaid assets due to termination of contractual obligation	884,892	-
Marketing stock amortization	-	220,000
Inventory and materials impairment	-	878,142
Intangibles Amortization	277,354	-
Depreciation	100,112	340,701
Impairment of goodwill and other intangible assets	-	18,183,285
Increase/(Decrease) in contingent liability	(61,000)	(5,950,000)
Realized and unrealized loss (gain) on of Marketable and other securities	-	33,351
Amortization of operating lease asset	276,636	318,017
Changes in operating assets and liabilities:
Accounts receivable	549,111	4,554
Deposits	105,898	121,875
Inventory	(434,695)	(723,483)
Prepaid inventory	340,799	(8,189)
Prepaid expenses and other current assets	(226,670)	(303,391)
Accounts payable and accrued expenses	39,204	(127,254)
Operating lease liability	(287,547)	(321,464)
Deferred revenue / customer deposits	203,341	3,723
Collection on discontinued operations accounts receivable	1,375	8,342
Cash used by operating activities	(2,064,357)	(5,468,475)
Cash flows from investing activities:
Purchase of property and equipment	(177,370)	(231,030)
Cash flows from investing activities	(177,370)	(231,030)
Cash flows from financing activities:
Note payable	(125,341)	(14,498)
Preferred dividend distribution	(1,000,502)	(1,000,502)
Cash flows from financing activities	(1,125,843)	(1,015,000)
Net increase (decrease) in cash	(3,367,570)	(6,714,505)
Cash and cash equivalents, beginning of period	6,720,234	26,411,424
Cash and cash equivalents, end of period	$3,352,664	$19,696,919

Supplemental Disclosures of Cash Flow Information:

	2022	2021

Cash Payments for:
Interest expense	$2,638	$3,234

Non-cash financial/investing activities:
Issuance of Contingent earnout shares:	$-	$405,000

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE three months ended December 31, 2022
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2022	60,665,595	$60,666	5,000,000	5,000	$178,782,328	$(147,423,563)	$31,424,431
Issuance of Common stock	46,667	46	-	-	(46)	-	-
Issuance of options for share based compensation	-	-	-	-	79,446	-	79,446
Issuance of restricted stock for share based compensation	-	-	-	-	43,449	-	43,448
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	(3,956,062)	(3,956,062)
Balance, December 31, 2022	60,712,262	$60,712	5,000,000	5,000	$178,905,176	$(152,380,127)	$26,590,761

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE three months ended December 31, 2021
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	57,783,340	$57,783	5,000,000	$500	$176,417,269	$(73,337,865)	$103,142,187
Issuance of Common Stock	494,630	495	-	-	404,505	-	405,000
Issuance of options for share based compensation	-	-	-	-	505,466	-	505,466
Issuance of restricted stock for share based compensation	-	-	-	-	508,754	-	508,754
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	(19,160,904)	(19,160,904)
Balance, December 31, 2021	58,277,970	$58,278	5,000,000	$500	$177,835,994	$(93,499,271)	$84,400,000

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE three months ended December 31, 2022 and 2021(unaudited)

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

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers in April of 2019, the Company issued 15,250,000 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 8,750,000 of the shares vest over a five-year period of which 2,187,500 shares remain subject to a voting proxy agreement as of December 31,2022, as well as to issue another 15,250,000 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals (the “Earnout Rights”) being achieved within five years from the closing of the Mergers.

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

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2022 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2022 as reported in the 2022 10-K have been omitted.

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

Accounts Receivable

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of December 31, 2022 and September 30, 2022, we had an allowance for doubtful accounts of $2,047 and $36,980, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.6% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At December 31, 2022 and September 30, 2022, the receivable from payment processors included approximately $265,477 and $273,451, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

Intangible Assets

The Company’s intangible assets consist of  definite-lived trademarks and other intellectual property. Prior to December 31, 2021, the Company employed the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. The Company now accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment. The Company began amortizing its trademarks over 20 years beginning January 1, 2022 and will perform impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If there are indications that the asset’s carrying value may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the Recoverable Amount of the Asset Group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At December 31, 2022, the Company has no unfulfilled performance obligations.

Allocation of Transaction Price

In the Company’s current business model, it does not have contracts with customers which have multiple elements as revenue is driven purely by online product sales or purchase order-based product sales.

Revenue Recognition

The Company records revenue from the sale of its products when its customer obtains control, which is upon shipping (and is typically FOB shipping) which is when our performance obligation is met. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company currently offers a 60-day, money back guarantee, a loyalty program as well as a subscription program.

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

Other than account receivable, Company has no material contract assets nor contract liabilities at December 31, 2022.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2022	% of total	2021	% of total

E-commerce sales	$4,906,205	80.6%	$7,116,087	76.3%
Wholesale sales	1,179,013	19.4%	2,205,735	23.7%
Total Net Sales	$6,085,218	100.0%	$9,321,822	100.0%

Cost of Sales

The Company’s cost of sales includes costs associated with distribution, fill and labor expense, components, third-party providers, and outbound freight for the Company’s products sales, and includes labor for its service sales. For the Company’s product sales, cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale, if any, and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These expenses are reflected in the Company’s consolidated statements of operations when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their net realizable value.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $2.7 million uninsured balance at December 31, 2022 and a $5.8 million uninsured balance at September 30, 2022.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three months ended December 31, 2022.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $3,956,062 for the three months ended December 31, 2022, resulting in working capital of $5,977,801.

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

New Accounting Standards

None.

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

For the three months ended December 31, 2022 and 2021 the Company recorded $0 and $(33,350) respectively, of realized and unrealized gain (loss) on marketable and other securities, including impairments. The realized loss in the first quarter of fiscal 2021 was a result of marking the Company’s holdings of 1,042,193 shares of Isodiol International, Inc. (“Isodiol”) down to zero after Isodiol was delisted from the TSX during December 2021.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). On January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000 commitment into Adara Sponsor, LLC. Certain affiliates of the Company have also invested in Adara Sponsor, LLC. On February 9, 2021, the public shares of Adara began trading on the NYSE. Commencing March 24, 2021, holders of the 11,500,000 units sold in the Adara’s initial public offering could elect to separately trade shares of the Adara Class A common stock and warrants included in the units. The shares of Class A common stock and warrants that were separated now trade on NYSE American LLC under the symbols “ADRA” and “ADRA WS”, respectively. On December 31, 2022, the Company’s implied, indirect ownership in Adara represented 4.4% (633,988 shares) and 10.1% (1 million) of the warrants. As of December 31, 2022, ADRA stock closed at $10.18 while ADRA WS closed at $0.07.  On June 22, 2022, the Company executed a transfer agreement with affiliates of Adara Sponsor, LLC whereby the Company's interest would be transferred to the affiliates of Adara Sponsor, LLC upon Adara's acquisition of Allliance Entertainment, Inc. (the "Target") in consideration of the Company's original purchase price. As a result of the SEC litigation against our former CEO, the Target provided a demand to Adara that it required cbdMD and Mr. Sumichrast to dispose of our interests in Adara Sponsor, LLC as a condition of proceeding with any business combination. On June 23, 2022, Adara announced it had entered into business combination agreements with the Target subject to a number of conditions to closing, including shareholder SEC approval. In December 2022, Adara filed its definitive proxy to approve the acquisition and query shareholders redemption.  There are no assurances the business combination will be completed. If the business combination is not completed, Adara faces a potential redemption from its shareholders during February 2023. Should this business combination not be effectuated, the Company risks losing it's $1 million investment in Adara Sponsor LLC.

Adara’s focus of targets to pursue for the business combination are expected to be in the consumer products industry including business in the health and wellness, e-commerce, discretionary spending, information technology sectors and related channels of distribution.

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale is initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's recently completed series C financing. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs and has included in non-current assets on the accompanying condensed consolidated balance sheets as the company intends to hold this investment for longer than a year.

In valuing both investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at December 31, 2022 and September 30, 2022 consists of the following:

	December 31,	September 30,
	2022	2022
Finished Goods	$3,374,260	$3,198,488
Inventory Components	1,373,933	1,213,724
Inventory Reserve	(57,584)	(156,298)
Inventory prepaid	170,659	511,459
Total Inventory	$4,861,268	$4,767,373

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the three months ended December 31, 2022. At the end of the quarter ended December 31, 2021, the Company wrote down inventory of $878,142, primarily related to a rationalization of a number of product lines and stock keeping units ("SKUs") at the end of the quarter, as we are working to streamline our offering to higher velocity products and eliminate slow-moving and aging SKUs.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2022 and September 30, 2022 consist of the following:

	December 31,	September 30,
	2022	2022
Computers, furniture and equipment	$1,272,596	$1,095,228
Manufacturing equipment	284,275	284,275
Leasehold improvements	487,081	487,081
Automobiles	11,087	11,087
	2,055,039	1,877,671
Less accumulated depreciation	(1,154,472)	(1,054,361)
Property and equipment, net	$900,567	$823,310

Depreciation expense related to property and equipment was $100,112 and $288,384 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had goodwill at December 31, 2021 was $42,772,685. The Company impaired goodwill in subsequent reporting periods of fiscal 2022 and goodwill was fully impaired by September 30, 2022.

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

As of December 31, 2021, the Company re-assessed the “cbdMD” and “HempMD” trademarks and determined that the trademarks should be classified as definite lived intangible assets with useful lives of 20 years versus indefinite lived intangible assets. The Company used a variety of factors in determining the reclassifications and have made the reclassifications following guidance prescribed by ASC 350, which states that when a reporting entity subsequently determines that in indefinite-lived intangible asset has a finite useful life, the reporting entity should test the asset for impairment as an indefinite lived asset prior to commencing amortization. As of December 31, 2021, the Company prepared a tradename impairment analysis in accordance with ASC 350 and determined that the “cbdMD” trademark was impaired by $4,285,000. The Company has recorded this impairment charge as a reduction in the carrying value of the intangible assets on its condensed consolidated balance sheets with the corresponding impairment expense recorded on its condensed consolidated statements of operations. The Company began amortizing the trademarks over their useful lives of 20 years as of January 2022.

Intangible assets as of December 31, 2022 and September 30, 2022 consisted of the following:

	December 31,	September 30,
	2022	2022
Trademark related to cbdMD	$17,300,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of definite live intangible assets:		(4,285,000)
Amortization of definite lived intangible assets:	(1,210,217)	(932,862)
Total	$17,557,194	$17,834,549

Amortization expense related to definite lived intangible assets was $277,354 and $100,799 for the three months ended December 31, 2022 and 2021, respectively. No triggering events were identified at December 31, 2022 that suggested a quantitative impairment analysis under ASC 360 was necessary.

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

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability. The value of the contingent liability was $215,000 and $276,000 at December 31, 2022 and September 30, 2022 respectively.

The fourth marketing period began on July 1, 2022 and ends in November 2023.  At December 31, 2022, up to 3,928,797 remaining Earnout Shares are subject to issuance by the Company.  Based on the remaining share ratios, the Company would have to generate over $162 million in revenue during the fourth marking period to issue the full balance of the shares.

As part of the Twenty Two acquisition in July 2021, the Company has a contractual obligation to issue up to an additional 200,000 shares of its common stock as additional consideration, dependent upon the acquisition entity meeting future revenue targets. Under US GAAP the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under US GAAP the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event its estimate of the fair value of the contingent consideration changes, the Company will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2022, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $416,000. At December 31, 2021, the Company recorded a decrease in value of the contingent liability of $255,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $161,000.  At June 30, 2022, the Company recorded a decrease in value of the contingent liability of $13,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $0. As of September 2022 the measurement period ended and there is no further obligation with respect to this earnout.

In April 2022, the Company entered into a contractual obligation to issue up to 100,000 options to an employee.  The shares are subject to meeting a minimum direct to consumer revenue of $12.0 million for the December 2022 calendar quarter. This requirement was not satisfied and no further obligation exists as of December 31, 2022.

In December 2022, the Company entered into a contractual obligation to issue up to 25,000 options and 25,000 RSUs to an employee.  The shares are subject to meeting a minimum direct to consumer revenue of $45 million for any four consecutive quarters before December 31, 2024.  Based on the present revenue run rate, the Company has valued these obligations at $0 for December 31, 2022.

NOTE 7 – RELATED PARTY TRANSACTIONS

As noted in Note 2, the Company, and a number of its affiliates have invested into Adara through Adara Sponsor. As mentioned in Note 6, a counterparty in the earnout arrangement is a related party.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2022 and September 30, 2022.

The total amount of preferred dividends declared and paid were $1,000,502 and $1,000,502, respectively, for the three months ended December 31, 2022 and 2021.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 60,712,262 and 60,665,595 shares of common stock issued and outstanding at December 31, 2022 and September 30, 2022, respectively.

Preferred stock transactions:

The Company had no preferred stock transactions in the three months ended December 31, 2022 and 2021.

Common stock transactions:

In the three months ended December 31, 2022:

In December 2022, the Company issued 50,000 shares of restricted common stock to an employee.  25,000 shares vested upon issuance and the Company recorded a total expense of $6,250.  25,000 shares vest based on meeting certain direct to consumer revenue performance hurdles prior to December 2024.

In the three months ended December 31, 2021:

On December 28, 2021, the Company issued 466,713 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

In October 2021, the Company issued 25,000 shares of restricted common stock to an executive officer of the Company, subject to vesting on January 1, 2022.

Stock option transactions:

In the three months ended December 31, 2022:

In December 2022, the Company issued 100,000 options to an employee.  75,000 options vest equally at each anniversary for the next 3 years, have a strike price of $0.25 and a five year term.  The total expense of these options is $13,150 and will be amortized over the term of the vesting periods.  25,000 options vest based on meeting certain direct to consumer revenue requirements by the end of December 2024.

In the three months ended December 31, 2021:

In October 2021, the Company granted an aggregate of 75,000 common stock options to an executive officer. These options vest on October 1, 2022. The Company has recorded an expense for these options of $23,025 for the three months ended December 31, 2021. These options were fully vested as of September 30,2022.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the three months ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Weighted average exercise price	0.233 -0.2525	$3.91
Risk free interest rate	3.93% - 4.71%	0.16% - 0.85%
Volatility	106.51%	100.72% - 105.43%
Expected term (in years)	2.5 - 4	2.5 - 6.2
Dividend yield	None	None

Warrant Transactions:

The Company has no warrant transactions during the three months ended December 31, 2022.

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

The following table summarizes stock option activity under both plans for the three months ended December 31, 2022:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2022	2,502,500	$3.36	4.55	$-
Granted	100,000	0.25		-
Exercised	-	-
Forfeited	(340,000)	3.41
Outstanding at December 31, 2022	2,262,500	3.43	4.17	-

Exercisable at December 31, 2022	1,740,833	$4.10	4.25	$-

As of December 31, 2022, there was approximately $235,361 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 3.0 years.

Restricted Stock Award transactions:

In the three months ended December 31, 2022:

In December 2022, the Company issued 50,000 shares of restricted common stock to an employee.  25,000 shares vested upon issuance and the Company recorded a total expense of $6,250.  25,000 shares vest based on meeting certain direct to consumer revenue performance hurdles prior to December 2024.

During the  three months ended December 31, 2022, 340,000 options expired due to the termination of certain employees.

In the three months ended December 31, 2021:

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

The Company recognized $43,449 and $508,754 of restricted stock compensation expense for the three months ended December 31, 2022 and 2021, respectively.

NOTE 10 - WARRANTS

Transactions involving the Company equity-classified warrants for the three months ended December 31, 2022 and 2021 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2022	589,917	$4.68	2.30	$-
Granted	-	-		-
Exercised	-	-
Forfeited	(100,000)	7.50
Outstanding at December 31, 2022	489,917	4.10	2.79	-

Exercisable at December 31, 2022	489,917	$4.10	-	$-

During the three month period ended December 31, 2022, 100,000 warrants expired and as a result were forfeited.

The following table summarizes outstanding common stock purchase warrants as of December 31, 2022:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $4.375 per share	51,429	4.375	September 2023
Exercisable at $7.50 per share	60,000	7.50	May 2024
Exercisable at $3.9125 per share	47,822	3.9125	October 2024
Exercisable at $1.25 per share	36,682	1.25	January 2025
Exercisable at $3.74 per share	150,502	3.74	December 2025
Exercisable at $3.75 per share	143,482	3.75	June 2026
	489,917	$4.10

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In May 2019, the Company entered into an endorsement agreement with a professional athlete. On November 4, 2022, the Company entered into a separation agreement with the athlete that required a final payment truing up the Company’s cash obligation through November 2022. No further obligations exist between the parties. The Company recorded a one-time non-cash expense of approximately $885,000 associated with the outstanding un-expensed portion of stock compensation expense from previously issued stock at higher stock prices.

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

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, as part of the sale of manufacturing equipment during April 2022, the balance of this loan was paid off resulting in a balance of $0 as of December 31, 2022. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $9,758 is a short term note payable at December 31, 2022. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

NOTE 13 – LEASES

The Company has lease agreements for its corporate offices and warehouse with lease periods expiring between 2024 and 2026. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. All of the Company’s leases are classified as operating leases. The Company’s leases do not contain any residual value guarantees. During the June 2022 quarter, the Company exited its laboratory facility as all R&D is conducted in its corporate offices. This lease expired in December 2022, and as a result we incurred an exit fee of $80,000 tied to the landlord's right to holdover rent which was booked as an offset to gain on the sold assets for the quarter ending June 30, 2022.

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

Components of operating lease costs are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021
Total Operating Lease Costs	$332,124	$386,783

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$343,035	$390,227

As of December 31, 2022, our operating leases had a weighted average remaining lease term of 4.38 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of December 31, 2022 are summarized as follows:

For the year ended September 30,
2023	$1,037,169
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	4,991,590
Less interest	(420,079)
Total lease liabilities	$4,571,511

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended
	December 31,	December 31,
	2022	2021
Basic and diluted:
Net loss continuing operations	$(3,956,062)	$(19,160,904)
Preferred dividends paid	1,000,502	1,000,502
Net loss adjusted for preferred dividend	(4,956,564)	(20,161,406)
Net loss attributable to cbdMD Inc. common shareholders	(4,956,564)	(20,161,406)

Shares used in computing basic earnings per share	60,357,449	57,825,367
Shares used in computing diluted earnings per share	60,357,449	57,825,367

Earnings per share Basic:
Continued operations	(0.08)	(0.35)
Basic earnings per share	(0.08)	(0.35)

Earnings per share Diluted:		-
Continued operations	(0.08)	(0.35)
Diluted earnings per share	(0.08)	(0.35)

At December 31, 2022, 2,999,083potential shares underlying options, unvested RSUs and warrants as well as 8,335,000 convertible preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. Therefore, the Company had calculated the tax provision on a discrete basis under ASC 740-270-30- 36(b) for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020. At September 30, 2022 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At December 31, 2022, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 16 – SUBSEQUENT EVENTS

In January, the Company issued  175,000 RSUs and 105,000 Options to a group of employees.  The RSUs vested upon issuance, having a fair market value upon issuance of $40,950. The stock options awards vested at issuance, had a strike price of $0.234, five-year term and a fair market value upon issuance of $15,225.

In January the Company issued 100,000 shares of common stock to Twenty Two Capital as the final obligation under the 2021 acquisition agreement upon the expiration of the indemnification period.

On February 1, 2023, the Company entered into an Agreement for Advertising Placement with a360 Media, LLC (“a360”) in which a360 will provide professional media support and advertising placement in exchange for up to 6,060,606 shares of the Company’s common stock valued at $0.33 per share. A360 will receive the shares by providing the Company with a credit in the amount of $2,000,000 to be used for media support and advertising placement to the Company. The shares are 70% fully vested; 15% of the Shares shall vest upon each advertising placement accrue pro-rata as percentage of the total advertising placement; and 15% of the shares shall vest provided there are no restrictions in product categories that the Company is able to market with a360 while the Company utilizes the advertising placement. Any shares which do not vest within the term of the agreement shall be forfeited. The advertising Placement must be used by the Company prior to December 30, 2023, unless otherwise agreed in writing by both parties.

Adara shareholders approved the proxy vote for the proposed business combination and closed on February 10, 2023, resulting in the Company receiving back it's $1 million investment in Adara Sponsor LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended December 31, 2022 and the three months ended December 31, 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2022 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Recent Developments

At the end of September 2022, we shifted our USA product offering to focus on higher CBD concentration levels for better consumer efficacy while eliminating a number of lower strength SKUs. These products are supported by clinical claims from our human clinical studies that we have been working on for the last two years. Prior to making this shift we were focused on selling through our legacy inventory that was at end of life as part of the product shift.  We believe the promotions we ran resulted in pantry loading which impacted revenue during the first quarter of fiscal 2023.

The Company's management mandate was to achieve profitability and increase revenue by the end of the 2022 calendar year.  Significant headway was made on cost controls over the last two quarter and we believe additional opportunities to improve our cost structure exist: we are working to lower our facility costs, we are taking further opportunities to improve freight rates, and we continue to reassess our marketing costs and make improvements to our product portfolio.  However, declines in revenue and the corresponding loss in contribution dollars offset operational gains.  As a result, we made changes to our marketing department and in late December 2022 hired a new Chief Marketing Officer that reports to our President. During January of 2023 we began working to improve our communication to customers and more effectively allocate marketing spend to stabilize and rebuild revenues.  Profitability remains a paramount focus and we continue to invest in a strong pipeline of accretive revenue opportunities.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2023 and beyond:

●

Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy, absorption and efficacy claims. We regularly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of improving our product offerings to meet consumer demands. We have a robust pipeline of products to launch during fiscal 2023, including our new clinically proven product cbdMD Max for Pain that launched during the first quarter.

●

Expand our revenue channels: We believe it is important to have the right product at the right price for the right channel and worked on a bespoke line of products for the food drug and mass channel (“FDM”) that shipped to Wegmans in late fiscal 2022. In September we adjusted our wholesale offer to align with our strongest CBD, best prices consumer offer. We continue to have discussions with key retailers and have expanded our sales organization to include deep channel-specific experience, focused on developing a pipeline of opportunities we believe are strategic to the category and our brand.

●

International Expansion: We continue to explore sales into markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers and local legal counsel who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in several international markets and are gaining market share in Central America through our sanitary registration approvals. We are also expanding our E-commerce business to consumers in the United Kingdom (U.K.) and in March 2022, we received notice that the products we submitted have been validated in the UK as well as in the EU. We continue to work on strategies to continue to expand in the EU, Israel and other major markets which is primarily driven by the regulatory environment.  In late fiscal year 2022, we registered and began selling products in Japan and we are seeing growth during the early part of fiscal 2023.

●

Cultivate our Additional Brands: We believe there continues to be significant opportunities to enhance Paw CBD and cbdMD Botanicals and our marketing team has begun implementing strategy to better execute on these product lines during 2023.

●

Acquisitions: We evaluate acquisitions where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended December 31,
	2022	2021	Change
Total net sales	$6,085,218	$9,321,822	$(3,236,604)
Cost of sales	2,517,452	4,328,310	(1,810,858)
Gross profit as a percentage of net sales	58.6%	53.6%	5.1%
Operating expenses	7,613,947	11,955,284	(4,341,337)
Impairment of goodwill and other intangible assets	-	18,183,285	(18,183,285)
Operating income from operations	(4,046,181)	(25,145,057)	21,098,876
(Increase) decrease on contingent liability	61,000	5,950,000	(5,889,000)
Net (loss) income before taxes	(3,956,062)	(19,160,904)	15,204,842
Net (loss) income attributable to cbdMD Inc. common shareholders	$(4,956,564)	$(20,161,406)	$15,204,842

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2022	% of total	2021	% of total
E-commerce sales	$4,906,205	80.6%	$7,116,087	76.3%
Wholesale sales	1,179,013	19.4%	2,205,735	23.7%
Total Net Sales	$6,085,218		$9,321,822

Net Sales

We had total net sales of $6.1 million and $9.3 million for the three months ended December 31, 2022 and 2021, respectively, resulting in a quarter over quarter decrease in net sales of $3,.2 million or 34.7%. This decrease is attributable to a decrease of $2.2 million in e-commerce sales and a decrease of $1.0 million in wholesale sales quarter over quarter.  While management is disappointed with the quarter over quarter net sales decrease, the revenue is generally in line with macro competitive trends in the overall CBD industry.  As compared to the immediately preceding quarter, the Company's revenue declined 22.6%.  Our E-commerce sales were impacted during the fourth quarter by  (i) pantry loading of  end of life lower strength SKUs as we discounted ahead of our high-strength product at the end of September 2022, (ii) marketing execution issues with certain vendors that created challenges on Meta and (iii) pull back in marketing spend.  Our Wholesale declined approximately $1.0 million year over year.  We believe there were two main drivers to the decline in our wholesale business: (i) our new lower sales price to wholesalers  and (ii) wholesale customers focused on selling through existing inventory before bringing in our new SKUs.   Further, we believe the current macro inflationary environment continues to impact discretionary spending with consumers as well as wholesale customers.  We continue to work on a pipeline of opportunities both domestically and internationally and believe we will see revenue growth in the coming quarters.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 41.8% and 46.4% for three months ended December 31, 2022 and 2021, respectively.

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

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three months ended December 31, 2022 and 2021:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021	Change
Staff related expense	$2,331,030	$3,760,289	$(1,429,259)
Accounting/legal expense	267,055	324,176	(57,121)
Professional outside services	216,977	264,711	(47,734)
Advertising/marketing/social media/events/tradeshows	1,631,123	4,187,764	(2,556,641)
Sponsorships	18,750	391,933	(373,183)
Affiliate commissions	276,245	245,346	30,899
Merchant fees	210,265	253,241	(42,976)
R&D and regulatory	76,272	285,423	(209,151)
Non-cash stock compensation	137,144	1,134,557	(997,413)
Intangibles Amortization	277,354	100,799	176,555
Non-cash stock compensation related to terminated contractual obligation	884,892	-	884,892
Depreciation	100,112	340,701	(240,589)
All other expenses	1,186,728	666,345	520,383
Totals	$7,613,947	$11,955,285	$(4,341,338)

Our overall operating expenses decreased by $4.3 million or 36.3% three months ended December 31, 2022 over the three months ended December 31, 2021 . The quarter over quarter decrease was primarily driven by management's ongoing efforts to reduce our cost structure including decreases in staff related expenses ($1.4 million), advertising, marketing, sponsorships and affiliate commission expenses ($2.9 million), reduction in stock expense ($1 million), and R&D and regulatory spend ($0.2 million), partially offset by an increase in all other expenses ($0.5 million) and an increase of  ($0.9 million) non-cash expense related to accelerated stock compensation amortization tied the termination of a contractual obligation, and an increase in intangible amortization expense.

Excluding non-cash depreciation, intangible amortization, and non-cash stock expenses, we reduced our cash adjusted operating expenses from $10.4 million to $6.2 million for the three months ended December 31, 2021 and December 31, 2022 respectively.

While we showed strong year over year improvement in our operating expense, we are very focused on our sequential performance and trends in order to get us to a profitable quarter.  We continued to make headway on our cost structure, however gains in our operating costs were offset by loss in revenue during the quarter.  We have continued to lower our operating costs and at the end of January 2023, staffing is down to 65 full-time team members.   In addition we made changes to our marketing team starting in December 2022 and brought in new leadership as well as partners to allow us to consistently navigate Meta advertising rules, improve our messaging, customer acquisition, and rebuild our revenue.  We continue to pursue all avenues that will help lower our costs while maintaining our quality, efficacy and service for our customers; position us for revenue growth; and promote a culture of performance and success.  In addition we have engaged third parties to review and assess strategic alternatives for the Company.

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

The following tables provide information on our corporate overhead for the three months ended December 31, 2022 and 2021:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021	Change
Staff related expense	$152,526	$295,885	$(143,359)
Accounting/Legal expense	197,863	206,594	(8,731)
Professional outside services	58,942	78,151	(19,209)
Business insurance	180,174	172,772	7,402
Non-cash stock compensation	137,144	1,134,557	(997,413)
Totals	$726,649	$1,857,959	$(1,161,310)

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

The following tables provide information on our approximate corporate overhead for the three months ended December 31, 2022 and 2021:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021	Change
Staff related expense	$87,198	$80,235	$6,963
R&D and Regulatory	75,213	267,529	(192,316)
Totals	$162,411	$347,764	$(185,353)

The Therapeutic operating expenses include research and development activities for therapeutic applications.  This division was formed during the third quarter of fiscal 2021. Our human and pet clinical studies have concluded. We started receiving initial results during the first quarter of fiscal 2023 and expect final reports during the second quarter of fiscal 2023.

Goodwill Impairment

The Company had goodwill at December 31, 2021 of $42,772,685. The Company impaired goodwill in subsequent reporting periods of fiscal 2022 and goodwill was fully impaired by September 30, 2022.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Realized and unrealized gain (loss) on marketable and other securities

We value investments in marketable securities at fair value and record a gain or loss upon sale at each period in realized and unrealized gain (loss) on marketable securities. For the three months ended December 31, 2022 and 2021, we recorded $0 and $(33,350), respectively. The realized loss in 2021 was a result of our shares in Isodiol being de-listed.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was $215,000 at December 31, 2022, as compared to $276,000 at September 30, 2022, respectively. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in the report, the requirement for the earn-out provision for the Twenty Two Earnout Shares was never met and at September 30, 2022 the balance of this obligation was zero.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $3.4 million and working capital of $6.0 million at December 31, 2022 as compared to cash and cash equivalents on hand of $6.7 million and working capital of $10.7 million at September 30, 2022. Our current assets decreased approximately 20.0% at December 31, 2022 from September 30, 2022, which is primarily attributable to a decrease in cash used to fund operations as well as a one-time non-cash expenses of approximately $885,000 related to previously un-expensed stock amortization related to an terminated contractual obligation. Our current liabilities increased by 5.0% at December 31, 2022 from September 30, 2022, and is primarily attributable to increases in accrued expenses, partially offset by a decrease in accounts payable.

During the three months ended December 31, 2022 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative cash dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. We have one endorsement agreement that runs through February 2025 that provides for financial commitments from the Company based on performance/participation (see Note 11 Commitments and Contingencies).

While the Company is taking strong action and believes that it can execute it's strategy and path to profitability within it's balance sheet and its ability to raise additional funds, there can be no assurances to that effect.  The Company’s working capital position may not be sufficient to support the Company’s daily operations for the twelve months subsequent to the issuance of these quarterly financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire additional funding. These and other factors raise potential concern about the Company’s ability to continue as a going concern within twelve months after the date that the quarterly financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $2.1 million and $5.5 million for the three months ended December 31, 2022 and 2021, respectively. Management believes the quarterly cash consumption will continue to improve in subsequent quarters.

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

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2022 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2022 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except for those unregistered securities previously disclosed in reports filed with the SEC during the period covered by this report, we have not sold any securities without registration under the Securities Act during the period covered by this report, except as provided below. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

In December, the Company issued 50,000 RSUs and 100,000 options to an employee. 25,000 RSUs vested upon issuance and the Company recorded a total expense of $6,250. 25,000 RSUs vest based on meeting certain direct to consumer revenue hurdles prior to December 2024. 75,000 options vest equally at each anniversary for the next three years, have a strike price of $.25 and a five year term. The total expense of these options is $13,150 and will be amortized over the term of the vesting periods. 25,000 options vest based on meeting certain direct to consumer revenue requirements by the end of December 2024.

In January, the Company issued  175,000 RSUs and 105,000 Options to a group of employees.  The RSUs vested upon issuance, having a fair market value of upon issuance of $40,950. The stock options awards vested at issuance, had a strike price of $0.234, five-year term and a fair market value upon issuance of $15,225.

In January the Company issued 100,000 shares of common stock to Twenty Two Capital as the final obligation under the 2021 acquisition agreement upon the expiration of the indemnification period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

Effective February 10, 2023, the Company completed the Membership Interest Transfer Agreement with Blystone & Donaldson, LLC, and Mr. Thomas Finke (collectively, the “Transferees”) dated June 22, 2022. Pursuant to the terms of the agreement, the Company sold its entire ownership interest in Adara Sponsor, LLC, to the Transferees for the total purchase price of $1,000,000 which constitutes the Company’s original purchase price of the interest.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Bylaws, As amended	1-A	9/18/17	2.6

10.19	Agreement for Advertising Placement dated February 1, 2023 +				Filed

31.1	Certification of Principal Executive Officer (Section 302)				Filed

31.2	Certification of Principal Financial Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)				Filed

+ Exhibits and/or schedules have been omitted.  The Company hereby agrees to furnish to the staff of the Securities and Exchange Commission upon request any omitted information.

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

February 13, 2023	By:	/s/ Kevin MacDermott
Kevin MacDermott, President, principal
executive officer

February 13, 2023	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer,
principal financial and accounting officer