Form 10-K/A
period 2022-09-30
cbdMD, Inc.
filed 2023-05-03
CIK 1644903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,461,218 shares of common stock are issued and outstanding as of April 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders which the registrant filed with the SEC on or before January 4, 2023.

EXPLANATORY NOTE

Due to scrivener’s errors, the amendment No. 1 to the Annual Report on Form 10-K/A filed by cbdMD, Inc. with the Securities and Exchange Commission on December 20, 2022 (the “Initial Amendment”) included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included disclosure that indicated that our contingent liability was reduced by $3,512,558 in the fourth quarter of fiscal 2022 and that the company had recorded $3,740,000 in income during that period. The actual fourth quarter decrease was $426,000, as was the amount recognized in earnings during that period. In addition, there was another disclosure that indicated that the contingent liability was reduced by $4,660,000 in the fourth quarter of fiscal 2022. The actual fourth quarter decrease was $426,000. Furthermore, there was a disclosure that the operating cash outflows for the fourth quarter of fiscal 2022 and fiscal 2021 were $2,800,000 and $3,700,000, respectively. Additionally, there was a disclosure that the operating cash outflows for fiscal 2022 and fiscal 2021, in total, were $19,600,000 and $16,800,000, respectively. Actual fourth quarter operating cash flows for the fourth quarter of fiscal 2022 and fiscal 2021 were approximately $1,900,000 and $4,334,000, respectively. Finally, total actual operating cash outflows for fiscal 2022 and fiscal 2021, were approximately $14,967,000 and $14,100,000, respectively.  We are filing this Form 10-K/A to amend and restate “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Company’s Form 10-K filed on December 15, 2022 (the “Form 10-K”) or Initial Amendment, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Form 10-K or Initial Amendment. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Form 10-K or Initial Amendment.

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

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and freight for our product sales, and includes labor for our service sales. Our cost of sales as a percentage of net sales was 36.9% and 32.6% for fiscal years ended September 30, 2022 and 2021, respectively. While we made significant strides to reduce our overall fixed overhead cost associated with our cost of goods sold during fiscal 2022, gross margins for the year were impacted by (i) a large inventory NRV adjustment during the December 2021 quarter as we rationalized SKUs, (ii) lower overhead absorption based on lower revenue and (iii) additional discounting during the fourth fiscal quarter as we worked to sell out of certain SKUs prior to a reset of our products. For the fourth quarter of fiscal 2022 our cost of sales as a percentage of net sales was 36% as compared to 41% in the prior year comparative period. The change reflects the increasing revenue percentage of E-commerce sales, driving purchasing and manufacturing efficiencies, tighter inventory management, changes in the cost of raw materials, evaluating key vendors, negotiating pricing, as well as additional product offerings which continue to impact our cost of production.

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

Consolidated Operating Expenses

The following tables provide information on our approximate operating expenses for the fiscal years ended September 30, 2022 and 2021:

	Fiscal 2022	Fiscal 2021	Change
Staff related expense	$12,819,447	$16,219,863	$(3,400,416)
Accounting/Legal expense	1,045,836	1,189,703	(143,867)
Professional outside services	816,584	1,206,929	(390,345)
Advertising/marketing/social media/events/tradeshows	14,332,235	15,835,139	(1,502,904)
Sponsorships	1,031,516	2,067,534	(1,036,018)
Affiliate commissions	1,111,795	1,738,103	(626,308)
Merchant Fees	1,007,025	1,965,176	(958,151)
R&D and regulatory	633,392	1,422,791	(789,399)
Non-cash stock compensation	1,124,130	3,149,689	(2,025,559)
Intangibles amortization	884,380	-	884,380
Depreciation	948,946	1,017,409	(68,463)
All other expenses	3,891,844	3,789,355	102,489
Totals	$39,647,130	$49,601,690	$(9,954,560)

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

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non-cash other income. For the three months ended September 30, 2022, the remaining contingent liabilities associated with the business combination, after the issuance of the second quarter fourth marking period Earnout Shares, were decreased by $426,000 to reflect their reassessed fair values as of September 30, 2022, which was recognized as earnings during that period. In May 2020, and subsequently in June 2021, we updated the forecasts for performance of the post-acquisition entity based on current trends and performance that would impact the estimated likelihood that the revenue targets disclosed in Note 6 of our financial statements would be met. The primary catalyst for the $426,000 decrease in contingent liabilities is the change in our common stock share price between June 30, 2022 to September 30, 2022 from $0.44 per share to $0.223 per share. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of approximately $1,900,000 and $4,334,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $14,967,000 and $14,100,000 for the twelve months ended September 30, 2022 and 2021, respectively.

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

Date: May 2, 2023	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2023	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Financial Officer (Principal Accounting and Financial Officer)