Form 10-Q
period 2023-03-31
cbdMD, Inc.
filed 2023-05-15
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

2,855,117 shares of common stock are issued and outstanding as of May 2, 2023.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2022” refers to the year ended September 30, 2022, “fiscal 2023” refers to the fiscal year ending September 30, 2023, “first quarter of 2022” refers to the three months ended December 31, 2021, “first quarter of 2023” refers to the three months ended December 31, 2022, “second quarter of 2022” refers to the three months ended March 31, 2022, and “second quarter of 2023” refers to the three months ended March 31, 2023.

On February 16, 2023, we held an annual meeting of stockholders. At the annual meeting, our stockholders approved an amendment to our articles of incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock by a ratio of between one-for-twenty to one-for-fifty, inclusive, with the exact ratio to be set at the discretion of our board of directors, at any time after approval of the amendment and prior to February 16, 2024. On April 12, 2023, the board effected a reverse stock split at a ratio of one-for-forty-five, effective as of April 24, 2023 (the "Reverse Stock Split"). Unless otherwise indicated, all share numbers in this report, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the Reverse Stock Split.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward- looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2022 and as amended on December 20, 2022 and May 2, 2023 (the “2022 10-K”), as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2023 AND September 30, 2022

	(Unaudited)
	March 31,	September 30,
	2023	2022
Assets

Current assets:
Cash and cash equivalents	$1,718,552	$6,720,234
Accounts receivable	1,161,553	1,447,831
Accounts receivable – discontinued operations	-	1,375
Investment other securities	-	1,000,000
Inventory	4,531,890	4,767,373
Prepaid sponsorship	92,755	1,372,845
Prepaid expenses and other current assets	2,641,452	701,945
Total current assets	10,146,202	16,011,603

Other assets:
Property and equipment, net	798,177	823,310
Operating lease assets	3,921,195	4,477,841
Deposits for facilities	138,708	244,606
Intangible assets	17,279,840	17,834,549
Investment in other securities, noncurrent	1,400,000	1,400,000
Total other assets	23,537,920	24,780,306

Total assets	$33,684,122	$40,791,909

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2023 AND September 30, 2022
(continued)

	(Unaudited)
	March 31,	September 30,
	2023	2022
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,337,611	$2,036,558
Accrued expenses	2,107,179	2,060,762
Operating leases – current portion	1,227,249	1,178,683
Note payable	7,375	9,609
Total current liabilities	4,679,414	5,285,612

Long term liabilities:
Long term liabilities	-	125,491
Operating leases - long term portion	3,051,484	3,680,375
Contingent liability	167,000	276,000
Total long term liabilities	3,218,484	4,081,866

Total liabilities	7,897,898	9,367,478

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 1,456,693 and 1,348,125 shares issued and outstanding, respectively	1,457	1,348
Additional paid in capital	180,497,196	178,841,646
Accumulated deficit	(154,717,429)	(147,423,563)
Total cbdMD, Inc. shareholders' equity	25,786,224	31,424,431

Total liabilities and shareholders' equity	$33,684,122	$40,791,909

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three and six months ended March 31, 2023 and 2022
(Unaudited)

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

Gross Sales	$6,584,666	$9,948,858	$12,825,191	$19,805,625
Allowances	(344,646)	(319,972)	(499,954)	(854,917)
Total Net Sales	6,240,020	9,628,886	12,325,237	18,950,708
Cost of sales	2,224,512	3,186,564	4,741,964	7,514,874
Gross Profit	4,015,508	6,442,322	7,583,273	11,435,834

Operating expenses	5,416,151	11,452,700	13,030,097	23,407,984
Impairment of goodwill and other intangible assets	-	-	-	18,183,285
Loss from operations	(1,400,643)	(5,010,378)	(5,446,824)	(30,155,435)
Realized and Unrealized loss on marketable and other securities	-	-	-	(33,352)
Decrease of contingent liability	48,000	353,000	109,000	6,303,000
Other income	17,787	2,249	49,543	72,987
Interest expense	(1,946)	(2,086)	(4,583)	(5,320)
Loss before provision for income taxes	(1,336,802)	(4,657,215)	(5,292,864)	(23,818,120)

Benefit for income taxes	-	-	-	-
Net Loss	(1,336,802)	(4,657,215)	(5,292,864)	(23,818,120)
Preferred dividends	1,000,500	1,000,502	2,001,002	2,001,002

Net Loss attributable to cbdMD, Inc. common shareholders	$(2,337,302)	$(5,657,717)	$(7,293,866)	$(25,819,122)

Net Loss per share:
Basic earnings per share	(1.74)	(4.32)	(5.43)	(19.67)
Diluted earnings per share	(1.74)	(4.32)	(5.43)	(19.67)
Weighted average number of shares Basic:	1,345,589	1,310,378	1,343,394	1,312,755
Weighted average number of shares Diluted:	1,345,589	1,310,378	1,343,394	1,312,755

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE three and six months ended March 31, 2023 and 2022
(Unaudited)

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

Net (Loss) Income	$(1,336,802)	$(4,657,215)	$(5,292,864)	$(23,818,120)
Comprehensive (Loss) Income	(1,336,802)	(4,657,215)	(5,292,864)	(23,818,120)

Preferred dividends	(1,000,500)	(1,000,502)	(2,001,002)	(2,001,002)
Comprehensive (Loss) Income attributable to cbdMD, Inc. common shareholders	$(2,337,302)	$(5,657,717)	$(7,293,866)	$(25,785,770)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE six months ended March 31, 2023 and 2022
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(5,292,864)	$(23,818,120)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	96,216	797,096
Restricted stock expense	100,249	837,267
Write off of prepaid assets due to termination of contractual obligation	884,892	-
Issuance of stock for services	1,459,193	-
Marketing stock amortization	-	339,520
Inventory and materials impairment	-	878,142
Intangibles Amortization	554,709	329,671
Depreciation	100,112	600,750
Impairment of goodwill and other intangible assets	-	18,183,285
Increase/(Decrease) in contingent liability	(109,000)	(6,303,000)
Realized and unrealized loss (gain) on of Marketable and other securities	-	33,352
Amortization of operating lease asset	556,646	589,291
Changes in operating assets and liabilities:
Accounts receivable	286,278	(932,230)
Deposits	105,898	390,875
Inventory	135,176	(569,316)
Prepaid inventory	100,307	32,392
Prepaid expenses and other current assets	(1,544,308)	354,752
Accounts payable and accrued expenses	(855,872)	(1,129,614)
Operating lease liability	(580,325)	(595,457)
Deferred revenue / customer deposits	203,341	10,723
Collection on discontinued operations accounts receivable	1,375	9,592
Cash used by operating activities	(3,797,977)	(10,670,537)
Cash flows from investing activities:
Purchase of property and equipment	(74,980)	(373,795)
Other Securities	1,000,000	-
Cash flows from investing activities	925,020	(373,795)
Cash flows from financing activities:
Note payable	(127,725)	(29,240)
Preferred dividend distribution	(2,001,000)	(2,001,002)
Cash flows from financing activities	(2,128,725)	(2,030,242)
Net increase (decrease) in cash	(5,001,682)	(13,074,574)
Cash and cash equivalents, beginning of period	6,720,234	26,411,424
Cash and cash equivalents, end of period	$1,718,552	$13,336,850

Supplemental Disclosures of Cash Flow Information:

	2023	2022

Cash Payments for:
Interest expense	$2,638	$4,173

Non-cash financial/investing activities:
Issuance of Contingent earnout shares:	$-	$730,000

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE six months ended March 31, 2023
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2022	1,348,125	$1,348	5,000,000	5,000	$178,841,646	$(147,423,563)	$31,424,431
Issuance of Common stock	1,038	1	-	-	(1)	-	-
Issuance of options for share based compensation	-	-	-	-	79,446	-	79,446
Issuance of restricted stock for share based compensation	-	-	-	-	43,449	-	43,448
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	(3,956,062)	(3,956,062)
Balance, December 31, 2022	1,349,163	$1,349	5,000,000	5,000	$178,964,539	$(152,380,127)	$26,590,761
Issuance of Common stock	8,417	8	-	-	(8)	-	0
Issuance of options for share based compensation	-	-	-	-	16,770	-	16,770
Issuance of restricted stock for share based compensation	-	-	-	-	56,801	-	56,801
Issuance of Common stock - A360	94,277	94	-	-	1,399,906	-	1,400,000
Issuance of Common stock - DCO	2,223	2	-	-	29,998	-	30,000
Issuance of Common stock - Keystone	2,616	3	-	-	29,190	-	29,193
True up of fractional shares resulting from reverse split	-	1	-	-	-	-	-
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	(1,336,802)	(1,336,802)
Balance, March 31, 2023	1,456,696	$1,457	5,000,000	5,000	$180,497,196	$(154,717,429)	$25,786,224

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE six months ended March 31, 2022
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	1,284,075	$1,285	5,000,000	$500	$176,478,267	$(73,337,865)	$103,142,187
Issuance of Common Stock	10,992	11	-	-	404,989	-	405,000
Issuance of options for share based compensation	-	-	-	-	505,466	-	505,466
Issuance of restricted stock for share based compensation	-	-	-	-	508,754	-	508,754
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	(19,160,904)	(19,160,904)
Balance, December 31, 2021	1,295,067	$1,296	5,000,000	$500	$177,897,475	$(93,499,271)	$84,400,000
Issuance of Common Stock	23,873	24	-	-	660,976	-	661,000
Exercise of options for share based compensation	-	-	-	-	291,630	-	291,630
Issuance of restricted stock for share based compensation	-	-	-	-	328,515	-	328,515
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	(4,657,215)	(4,657,215)
Balance, March 31, 2022	1,318,940	$1,320	5,000,000	$500	$179,178,596	$(99,156,986)	$80,023,429

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE three and six months ended March 31, 2023 and 2022 (unaudited)

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

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers in April of 2019, the Company issued 338,889 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 194,445 of the shares vest over a five-year period of which 48,612 shares remain subject to a voting proxy agreement as of December 31, 2022, as well as to issue another 338,889 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals (the “Earnout Rights”) being achieved within five years from the closing of the Mergers.

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and cbdMD Botanicals. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD is a natural substance produced from the hemp plant. The products manufactured by and for the Company comply with the 2018 Farm Bill - our full spectrum products contain trace amounts of tetrahydrocannabinol ("THC") under the 0.3% by dry weight limit in the 2018 Farm Act while our broad spectrum products are non-psychoactive as they do not contain detectable levels of THC.

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

Reverse Stock Split

On April 12, 2023, the board effected a reverse stock split at a ratio of one-for-forty-five, effective as of April 24, 2023. Unless otherwise indicated, all share numbers in this filing, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the reverse stock split. See "Subsequent Events" below.

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

Accounts Receivable

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of March 31, 2023 and September 30, 2022, we had an allowance for doubtful accounts of $19,292 and $36,980, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.6% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At March 31, 2023 and September 30, 2022, the receivable from payment processors included approximately $338,502 and $273,451, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At March 31, 2023, the Company has no unfulfilled performance obligations.

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

Other than account receivable, Company has no material contract assets nor contract liabilities at March 31, 2023.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2023	% of total	2022	% of total

E-commerce sales	$4,889,860	78.4%	$6,580,554	68.3%
Wholesale sales	1,350,160	21.6%	3,048,332	31.7%
Total Net Sales	$6,240,020	100.0%	$9,628,886	100.0%

	Six Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2023	% of total	2022	% of total

E-commerce sales	$9,796,064	79.5%	$13,696,641	72.3%
Wholesale sales	2,529,173	20.5%	5,254,067	27.7%
Total Net Sales	$12,325,237	100.0%	$18,950,708	100.0%

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $791,000 uninsured balance at March 31, 2023 and a $5.8 million uninsured balance at September 30, 2022.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and six months ended March 31, 2023.

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

On February 16, 2023, we held an annual meeting of stockholders. At the annual meeting, our stockholders approved an amendment to our articles of incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock by a ratio of between one-for-twenty to one-for-fifty, inclusive, with the exact ratio to be set at the discretion of our board of directors, at any time after approval of the amendment and prior to February 16, 2024. On April 12, 2023, the board effected a reverse stock split at a ratio of one-for-forty-five, effective as of April 24, 2023 (the "Reverse Stock Split"). Unless otherwise indicated, all share numbers in this report, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the Reverse Stock Split.

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $1,336,802 and $5,292,864 for the three and six months ended March 31, 2023, resulting in working capital of $5,466,788.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date hereof.  Our current capital resources, including our equity line of credit with Keystone Capital Partners, LLC may not be sufficient to support our planned operations for the next twelve months from the date hereof. We believe that upon receipt of approximately $2.5 million in net proceeds pursuant to the underwritten public offering completed on May 3, 2023 (see "Subsequent Event" below), after deducting the underwriting fees and estimated offering expenses payable by us, that our cash and cash equivalents on hand should be sufficient to fund operations through the end of the fiscal year if not longer. However, depending upon our operating results and cash burn over the next four months, we may be required to raise additional capital to fund operations or scale back our operations or dividends. We expect to continue to incur losses for the foreseeable future as we continue our efforts to increase sales, develop additional products, seek acquisitions and mergers, continue research and development, reduce operating expenses and attempt to achieve profitability. Furthermore, in the event we identify an acquisition candidate, such acquisition may require immediate capital to close such acquisition. These factors, individually and collectively, raise substantial doubt about our ability to continue as a going concern, and therefore, could materially limit our ability to raise additional funds through an issuance of debt or equity securities or otherwise.

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

For the six months ended March 31, 2023 and 2022 the Company recorded $0 and $(33,350) respectively, of realized and unrealized gain (loss) on marketable and other securities, including impairments.

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). On  January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000. On June 22, 2022, the Company executed a transfer agreement with affiliates of Adara Sponsor, LLC whereby the Company's interest would be transferred to the affiliates of Adara Sponsor, LLC upon Adara's acquisition of Allliance Entertainment, Inc. (the "Target") in consideration of the Company's original purchase price. As a result of the SEC litigation against our former CEO, the Target provided a demand to Adara that it required cbdMD and Mr. Sumichrast to dispose of our interests in Adara Sponsor, LLC as a condition of proceeding with any business combination. In December 2022, Adara filed its definitive proxy to approve the acquisition and query shareholders redemption. Effective February 10, 2023, the Company completed the Membership Interest Transfer Agreement with Blystone & Donaldson, LLC, and Mr. Thomas Finke (collectively, the “Transferees”) dated June 22, 2022. Pursuant to the terms of the agreement, the Company sold its entire ownership interest in Adara Sponsor, LLC, to the Transferees for the total purchase price of $1,000,000 which constitutes the Company’s original purchase price of the interest.

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale is initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's recently completed series C financing. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs and has included in non-current assets on the accompanying condensed consolidated balance sheets as the Company holds this investment for longer than a year.

In valuing both investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at March 31, 2023 and September 30, 2022 consists of the following:

	March 31,	September 30,
	2023	2022
Finished Goods	$2,896,362	$3,198,488
Inventory Components	1,356,623	1,213,724
Inventory Reserve	(132,247)	(156,298)
Inventory prepaid	411,152	511,459
Total Inventory	$4,531,890	$4,767,373

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the three months ended March 31, 2023.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2023 and September 30, 2022 consist of the following:

	March 31,	September 30,
	2023	2022
Computers, furniture and equipment	$1,272,596	$1,095,228
Manufacturing equipment	284,275	284,275
Leasehold improvements	487,081	487,081
Automobiles	11,087	11,087
	2,055,039	1,877,671
Less accumulated depreciation	(1,256,862)	(1,054,361)
Property and equipment, net	$798,177	$823,310

Depreciation expense related to property and equipment was $102,390 and $508,299 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had goodwill at March 31, 2022 of $42,772,685. The Company impaired goodwill in subsequent reporting periods of fiscal 2022 and goodwill was fully impaired by September 30, 2022.

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

Intangible assets as of March 31, 2023 and September 30, 2022 consisted of the following:

	March 31,	September 30,
	2023	2022
Trademark related to cbdMD	$17,300,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of intangible assets	-	(4,285,000)
Amortization of definite lived intangible assets	(1,487,571)	(932,862)
Total	$17,279,840	$17,834,549

Amortization expense related to definite lived intangible assets was $277,354 and $277,354 for the three months ended March 31, 2023 and 2022, respectively. No triggering events were identified at March 31, 2023 that suggested a quantitative impairment analysis under ASC 360 was necessary.

NOTE 6 – CONTINGENT CONSIDERATION

As consideration for the Mergers, described in Note 1, the Company had a contractual obligation to issue 338,889 shares of its common stock, after approval by its shareholders, to the members of Cure Based Development, issued in two tranches 144,445 shares and 194,945 shares, both of which are subject to leak out provisions, and the unrestricted voting rights to 194,445 tranche of shares vest over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provides that an additional 338,889 Earnout Shares can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date.

The contractual obligations and earn out provision are accounted for as a contingent liability and fair value is determined using Level 3 inputs, as estimating the fair value of these contingent liabilities require the use of significant and subjective inputs that may and are likely to change over the duration of the liabilities with related changes in internal and external market factors.

The initial two tranches totaling 338,889 shares were valued using a market approach method and included the use of the following inputs: share price upon contractual obligation, discount for lack of marketability to address leak out restrictions, and probability of shareholder disapproval. In addition, the 194,445 shares in the second tranche also included an input for a discount for lack of voting rights during the vest periods.

The Merger Agreement also provides that an additional 338,889 Earnout Shares would be issued as part of the consideration for the Mergers, upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date as follows, as measured at four intervals (each a “marking period”): the completion of 12, 24, 42, and 59 calendar months from the Closing Date, and based upon the ratios set forth below:

Aggregate Net Revenues	Shares Issued/ Each $ of Aggregate Net Revenue Ratio

$1 - $20,000,000	0.00423615
$20,000,001 - $60,000,000	0.002118075
$60,000,001 - $140,000,000	0.001059038
$140,000,001 - $300,000,000	0.000529519

For clarification purposes, the Aggregate Net Revenues during a Marking Period shall be multiplied by the applicable Shares Issued/Each $ of Aggregate Net Revenue Ratio, minus, the number of shares issued as a result of Aggregate Net Revenues during the prior marking periods.

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability. The value of the contingent liability was $167,000 and $276,000 at March 31, 2023 and September 30, 2022 respectively.

The fourth marketing period began on July 1, 2022 and ends in November 2023.  At March 31, 2023, up to 87,307 remaining Earnout Shares are subject to issuance by the Company.  Based on the remaining share ratios, the Company would have to generate over $162 million in revenue during the fourth marking period to issue the full balance of the shares.

As part of the Twenty Two acquisition in July 2021, the Company has a contractual obligation to issue up to an additional 4,445 shares of its common stock as additional consideration, dependent upon the acquisition entity meeting future revenue targets. Under US GAAP the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under US GAAP the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event its estimate of the fair value of the contingent consideration changes, the Company will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2021, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $416,000. At December 31, 2021, the Company recorded a decrease in value of the contingent liability of $255,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $161,000.  At June 30, 2022, the Company recorded a decrease in value of the contingent liability of $13,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $0. As of September 2022 the measurement period ended and there is no further obligation with respect to this earnout.

In December 2022, the Company entered into a contractual obligation to issue up to 556 options and 556 RSUs to an employee.  The shares are subject to meeting a minimum direct to consumer revenue of $45 million for any four consecutive quarters before December 31, 2024.  Based on the present revenue run rate, the Company has valued these obligations at $0 for March 31, 2023.

NOTE 7 – RELATED PARTY TRANSACTIONS

As mentioned in Note 6, a counterparty in the earnout arrangement is a related party.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2023 and September 30, 2022.

The total amount of preferred dividends declared and paid were $1,000,500 and $1,000,502, respectively, for the three months ended March 31, 2023 and 2022.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 1,456,693 and 1,348,125 shares of common stock issued and outstanding at March 31, 2023 and September 30, 2022, respectively.

Preferred stock transactions:

The Company had no preferred stock transactions in the three and six months ended March 31, 2023 and 2022.

Common stock transactions:

In the six months ended March 31, 2023:

In  March 2, 2023, we entered into a Purchase Agreement (the "Purchase Agreement") with Keystone Capital Partners, LLC (“Keystone”), pursuant to which Keystone has committed to purchase up to 281,934 of shares of our common stock. Upon the execution of the Purchase Agreement, we issued 2,616 shares of common stock as "Commitment Shares" to Keystone as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. Additional Commitment Shares (6,104) will be issued over 180 days from March 2, 2023. The 281,934 shares of our common stock were registered for resale and may be issued under the Purchase Agreement or sold by us to Keystone at our discretion from time to time over a 12-month period commencing April 1, 2023, subject tp a 75 day blackout period commencing April 30,2023. The purchase price for the shares that we may sell to Keystone under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. See "Subsequent Events" below.

On February 1, 2023, the Company entered into an Agreement for Advertising Placement with a360 Media, LLC (“a360”) in which a360 will provide professional media support and advertising placement in exchange for up to 134,681 shares of the Company’s common stock valued at $14.85 per share. A360 will receive the shares by providing the Company with a credit in the amount of $2,000,000 to be used for media support and advertising placement to the Company. The shares are 70% fully vested; 15% of the Shares shall vest upon each advertising placement accrue pro-rata as percentage of the total advertising placement; and 15% of the shares shall vest provided there are no restrictions in product categories that the Company is able to market with a360 while the Company utilizes the advertising placement. Any shares which do not vest within the term of the agreement shall be forfeited. The Advertising Placement must be used by the Company prior to December 30, 2023, unless otherwise agreed in writing by both parties.

In January of 2023, the Company issued 2,223 shares of common stock to Twenty Two Capital as the final obligation under the 2021 acquisition agreement upon the expiration of the indemnification period.

In the six months ended March 31, 2022:

In March 2022 the Company issued 9,873 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

On December 28, 2021 the Company issued 10,372 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

In October 2021, the Company issued 556 shares of restricted common stock to an executive officer of the Company, subject to a January 1, 2022 vest.

Stock option transactions:

In the six months ended March 31, 2023:

In February of 2023, the Company granted its board of directors an aggregate of 2,667 common stock options. The options vested immediately, have a strike price of $12.60 and a five-year term. The Company has recorded a total prepaid expense of $21,120 and intends to amortize the expense over the 12-month board term.

In January 2023, the Company issued 2,334 options to a group of employees. The stock options awards vested at issuance, had a strike price of $10.53, five-year term and a fair market value upon issuance of $15,225

In December 2022, the Company issued 2,223 options to an employee.  1,667 options vest equally at each anniversary for the next 3 years, have a strike price of $11.25 and a five year term.  The total expense of these options is $13,150 and will be amortized over the term of the vesting periods.  556 options vest based on meeting certain direct to consumer revenue requirements by the end of December 2024.

In the six months ended March 31, 2022:

In March of 2022, the Company granted its board of directors an aggregate of 2,667 common stock options. The options vested immediately, have a strike price of $36.81 and a five-year term. The Company has recorded a total prepaid expense of $57,000 and intends to amortize the expense over the 12-month board term.

In January of 2022, the Company granted an aggregate of 2,889 common stock options to a group of 9 employees.  These options vest upon grant and the Company has recorded an expense for these options of $79,500 for the three months ended March 31, 2022

In October 2021, the Company granted an aggregate of 1,667 common stock options to an executive officer. These options vest on October 1, 2022. The Company has recorded an expense for these options of $23,025 and $46,050 for the three and six months ended March 31, 2022.

The expected volatility rate for the Company's stock options was estimated based on a weighted average mix of the volatilities of the Company and a peer group of companies in similar industries. The expected term used was the full term of the contract for the issuances. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the six months ended March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022
Exercise price	10.355 -12.6060	36.900 -43.87575
Risk free interest rate	3.93% - 4.71%	1.56% - 1.66%
Volatility	106.48% - 106.51%	100.23% - 100.30%
Expected term (in years)	2.5 - 4	2.5 - 5 years
Dividend yield	None	None

Warrant Transactions:

The Company has no warrant transactions during the three and six months ended March 31, 2023.

NOTE 9 – STOCK BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Board of Directors of the Company approved the 2015 Equity Compensation Plan (“2015 Plan”). The 2015 Plan initially made 26,112 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the 2015 Plan shall automatically increase on the first trading day of October each calendar year during the term of the 2015 Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in September of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 2,223 shares of common stock. On April 19, 2019, shareholders approved an amendment to the 2015 Plan and increased the number of shares available for issuance under the 2015 Plan to 45,445 and retained the annual evergreen increase provision of the plan.

On January 8, 2021, the Company’s Board of Directors approved the 2021 Equity Compensation Plan (the “2021 Plan”) and it was subsequently approved by its shareholders at its annual meeting held on March 12, 2021. The purpose of the 2021 Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to it and upon whose efforts and judgment the success of the Company is largely dependent. The 2021 Plan made 111,112 common shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The 2021 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on October 1 of each calendar year during the term of the 2021 Plan, beginning with calendar year 2022, by an amount equal to 1.0% of the total number of shares of common stock outstanding on September 30 of such calendar year, up to a maximum of 5,556 shares.

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

The following table summarizes stock option activity under both plans for the six months ended March 31, 2023:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2022	55,612	$151.20	4.55	$-
Granted	7,223	11.70	-	-
Exercised	-	-	-	-
Forfeited	(22,889)	85.50	-	-
Outstanding at March 31, 2023	39,946	148.50	4.15	-

Exercisable at March 31, 2023	34,389	$151.20	4.23	$-

As of March 31, 2023, there was approximately $155,742 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.7 years.

Restricted Stock Award transactions:

In the six months ended March 31, 2023:

In February of 2023, the Company issued 445 of restricted stock awards to the Company’s board of directors. The shares vest quarterly one fourth on June 30, 2023, one fourth, on September 30, 2023, one fourth on December 31, 2023, and one fourth on March 31, 2024. The stock awards were valued at the fair market price of $5,660 upon issuance and will amortize over the individual vesting periods.

In January 2023, the Company issued 3,889 shares to a group of employees.  The shares vested upon issuance, having a fair market value upon issuance of $40,950.

In December 2022, the Company issued 1,112 shares of restricted common stock to an employee.  556 shares vested upon issuance and the Company recorded a total expense of $6,250.  556 shares vest based on meeting certain direct to consumer revenue performance hurdles prior to December 2024.

In the six months ended March 31, 2022:

In March of 2022, the Company issued 445 of restricted stock awards to the Company’s board of directors. The shares vest quarterly one fourth on June 30, 2022, one fourth, on September 30, 2022, one fourth on December 31, 2022, and one fourth on March 31, 2023. The stock awards were valued at the fair market price of $16,360 upon issuance and will amortize over the individual vesting periods.

In January 2022, the Company issued 667 shares of restricted stock awards to six employees. The stock awards were valued at the fair market price of $29,250 and vested at the grant date.

In January of 2022, the Company issued 7,112 shares to a professional athlete in conjunction with an amendment to the athlete’s sponsorship agreement as referenced in Note 11. The stock grant was valuated at the fair market price of $336,000 upon issuance and will be amortized over the remaining term of the agreement.

In November 2021, the Company issued 2,667 shares of restricted stock awards to an employee, subject to certain revenue performances metrics through December 2022, as referenced in Note 6. These shares were forfeited during January 2022.

In October 2021 the Company issued 112 shares of restricted stock awards to an employee, which vested immediately upon issuance.

In October 2021 the Company issued 556 shares of restricted stock awards to an executive officer, subject to a four-month vesting schedule.

NOTE 10 - WARRANTS

Transactions involving the Company equity-classified warrants for the six months ended March 31, 2023 and 2022 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2022	13,110	$210.60	2.30	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(2,223)	337.50
Outstanding at March 31, 2023	10,887	184.50	2.79	-

Exercisable at March 31, 2023	10,887	$184.50	-	$-

During the three month period ended December 31, 2022, 2,223 warrants expired and as a result were forfeited.

The following table summarizes outstanding common stock purchase warrants as of March 31, 2023:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $196.88 per share	1,143	196.88	September 2023
Exercisable at $337.5 per share	1,334	337.50	May 2024
Exercisable at $176.06 per share	1,063	176.06	October 2024
Exercisable at $56.25 per share	815	56.25	January 2025
Exercisable at $168.30 per share	3,344	168.30	December 2025
Exercisable at $168.75 per share	3,188	168.75	June 2026
	10,887	$184.50

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

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, as part of the sale of manufacturing equipment during April 2022, the balance of this loan was paid off resulting in a balance of $0 as of December 31, 2022. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $7,375 is a short term note payable at March 31, 2023. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

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

Components of operating lease costs are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2023	2023
Total Operating Lease Costs	$332,124	$664,249

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2023	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$344,892	$687,927

As of March 31, 2023, our operating leases had a weighted average remaining lease term of 3.44 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of March 31, 2023 are summarized as follows:

For the year ended September 30,
2023	$692,277
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	4,646,698
Less interest	(367,965)
Total lease liabilities	$4,278,733

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Basic and diluted:
Net loss continuing operations	$(1,336,802)	$(4,657,215)	$(5,292,864)	$(23,818,120)
Preferred dividends paid	1,000,500	1,000,502	2,001,002	2,001,002
Net loss adjusted for preferred dividend	(2,337,302)	(5,657,717)	(7,293,866)	(25,819,122)
Net loss attributable to cbdMD Inc. common shareholders	(2,337,302)	(5,657,717)	(7,293,866)	(25,819,122)

Shares used in computing basic earnings per share	1,345,589	1,310,378	1,343,394	1,312,755
Shares used in computing diluted earnings per share	1,345,589	1,310,378	1,343,394	1,312,755

Earnings per share Basic:
Basic earnings per share	(1.74)	(4.32)	(5.43)	(19.67)

Earnings per share Diluted:		-	-
Diluted earnings per share	(1.74)	(4.32)	(5.43)	(19.67)

At March 31, 2023, 52,202 potential shares underlying options, unvested RSUs and warrants as well as 185,223 convertible preferred share, and 40,404 a360 shares subject to certain vesting requirement as well as total 288,038 of available shares and remaining commitment share under the Keystone agreement were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2022 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At March 31, 2023, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 16 – SUBSEQUENT EVENTS

On February 16, 2023, we held an annual meeting of stockholders. At the annual meeting, our stockholders approved an amendment to our articles of incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock by a ratio of between one-for-twenty to one-for-fifty, inclusive, with the exact ratio to be set at the discretion our board of directors, at any time after approval of the amendment and prior to February 16, 2024. On April 12, 2023, the board effected a reverse stock split at a ratio of one-for-forty-five, effective as of April 24, 2023 (the “Reverse Stock Split”). Unless otherwise indicated, all share numbers in this filing, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the Reverse Stock Split. All fractional shares were rounded up when effectuating the reverse stock split. A total of 39,455 shares of common stock were issued to account for rounding up of fractional shares.

Subsequent to the period covered by this report, commencing on April 19, 2023 and through April 25, 2023, we received aggregate proceeds of approximately $36,000 from sales of 8,888 shares of our common stock to Keystone. We paid Keystone $35,000 to cover expenses under the terms of the Purchase Agreement.

On May 3, 2023, the Company completed an underwritten public offering of 1,350,000 shares of its common stock at a public offering price of $2.10 per share. Gross proceeds from the offering before deducting underwriting discounts and commissions and offering expenses were approximately $2.8 million. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 202,500 shares of common stock. The net proceeds to the Company from the Offering were approximately $2.5 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company, and does not take into account the exercise by the Underwriter of its option to purchase additional shares of common stock. The Company also issued the Underwriter a warrant to purchase up to 40,500 shares of its common stock exercisable at $2.52 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended March 31, 2023 and the three and six months ended March 31, 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

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

cbdMD Therapeutics

In March 2021 we formed a new wholly owned subsidiary, cbdMD Therapeutics, for the purposes of isolating and quantifying our ongoing investments in science related to our existing and future products, including research and development activities for therapeutic applications and to explore potential cannabinoid-based medicines.

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

In September of 2022 the Company concluded a multi-year randomized, double blind, placebo controlled clinical study in healthy adults utilizing its proprietary hemp extract blend which demonstrated significant benefits in many areas, including reduction of pain, reduced inflammation, improvements to several immunity markets, and improved mood, and these results are further driving the refinement of current products and the development of new products which utilize the same proprietary blend of hemp extracted cannabinoids.

We believe the results from both of the clinical studies provide us a unique and differentiated competitive marketing advantage for certain of our products and has already started creating additional B2B wholesale opportunities for our organization. In addition, these results will inform near term product development efforts, and serve as preliminary data for future clinical studies.

The formation of Therapeutics has also led to the identification of a novel cannabinoid that will be patented and utilized in future formulations for cbdMD. We believe the Company’s investments into therapeutics R&D will continue to benefit current products and dietary supplement development.

Recent Developments

During the second quarter the Company launched its third National Sanitation Foundation ("NSF") for sport product, our 1500mg broad spectrum gummy.  Not only was cbdMD the first to commercialize NSF for Sport CBD product it is the only certified gummy product on the market, has the highest concentration on the market and largest portfolio of NSF for Sport offering.  We believe this certification is important to a large customer based that continues to as well as build credibility with retailers.

The Company also recently launched its first products on Amazon in the UK. cbdMD is one of only a handful of companies approved to sell CBD products in the Amazon UK CBD pilot program due to its validated Novel Foods application. Brands approved to sell CBD through Amazon UK are required to pass compliance checks by Amazon and now must have a credible application for Novel Foods Authorization which has been validated by the United Kingdom's Food Standards Agency. The Company is continuing to work to expand our product listing on Amazon UK and accelerate its revenue on the platform.

In February 2023, the Company’s President resigned to pursue other interest and the Company’s CFO was named Interim CEO.

During the second fiscal quarter we continued to make headway to improve the overall operation of our business.  We further reduced payroll, have sublet a portion of our warehouse, have engaged brokers to market and seek options on our corporate office lease, cut un-product services, and continuing to assess alternatives to our operating infrastructure to reduce our costs.

Since the beginning of the second quarter, we have onboard new agencies, fine-tuned go-to-market strategies and communication with customers as well as pricing, are successfully ramping profitable Meta advertising, and are encouraged with our direct-to-consumer revenue trends in March and April as a result of the steps taken.  Profitability remains a paramount focus and we continue to invest in a strong pipeline of accretive revenue opportunities.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2023 and beyond:

●	Grow Core Revenue Channels

 ● Direct to Consumer: The last several quarters we pulled back on sponsorships, expensive influencers and high acquisition cost marketing spend that resulted in low lifetime value customers. As a result, overall revenues have declined, but we believe we are in a better position to improve profitability and are now investing carefully in efforts with strong measurable return on spend to drive traffic and conversion rates.

● Wholesale: We continue to focus on the right product at the right price for the right channel and adding channel specific distributors and brokers to help us scale in the food drug and mass channel (“FDM”). During the last 12 months we successfully expanded throughout GNC’s retail footprint, added Wegmans and are working with several national and regional chains. We continue to build relationships with key retailers and have expanded our sales organization to include deep channel-specific experience, focused on developing a pipeline of opportunities we believe are strategic to the category and our brand.

●

Product Innovation: We believe innovation is key to the long-term success of any consumer brand.  We invest in new product development and brand extension that we believe will (i) give us a competitive advantage in the marketplace; (ii) attract new customers; and (iii) open up additional revenue opportunities. During fiscal 2022 we launched an industry first NSF for Sport product line with World Anti-Doping Association (WADA) level assurance, a line of Delta 9 gummies and microdose products, along with a number of functional gummies and capsules. Based on customer feedback and preliminary clinicals we launched a new line of high-strength CBD products at the end of September 2022 and further launched cbdMD Max for Pain at the end of calendar 2022. We have a robust pipeline of products to launch during the second half of 2023 that we believe will open up additional distribution channels as well as grow our addressable market.

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

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Total net sales	$6,240,020	$9,628,886	$(3,388,866)
Cost of sales	2,224,512	3,186,564	(962,052)
Gross profit as a percentage of net sales	64.4%	66.9%	-2.6%
Operating expenses	5,416,151	11,452,700	(6,036,549)
Operating loss from operations	(1,400,643)	(5,010,378)	3,609,735
Decrease on contingent liability	48,000	353,000	(305,000)
Net loss before taxes	(1,336,802)	(4,657,215)	3,320,413
Net loss attributable to cbdMD Inc. common shareholders	$(2,337,302)	$(5,657,717)	$3,320,415

	Six Months Ended March 31,
	2023	2022	Change
Total net sales	$12,325,237	$18,950,708	$(6,625,471)
Cost of sales	4,741,964	7,514,874	(2,772,910)
Gross profit as a percentage of net sales	61.5%	60.3%	1.2%
Operating expenses	13,030,097	23,407,984	(10,377,887)
Impairment of goodwill and other intangible assets	-	18,183,285	(18,183,285)
Operating loss from operations	(5,446,824)	(30,155,435)	6,525,326
Decrease on contingent liability	109,000	6,303,000	(6,194,000)
Net loss before taxes	(5,292,864)	(23,818,120)	18,491,904
Net loss attributable to cbdMD Inc. common shareholders	$(7,293,866)	$(25,819,122)	$18,491,904

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2023	% of total	2022	% of total
E-commerce sales	$4,889,860	78.4%	$6,580,554	68.3%
Wholesale sales	1,350,160	21.6%	3,048,332	31.7%
Total Net Sales	$6,240,020		$9,628,886

	Six Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2023	% of total	2022	% of total

E-commerce sales	$9,796,064	79.5%	$13,696,641	72.3%
Wholesale sales	$2,529,173	20.5%	5,254,067	27.7%
Total Net Sales	$12,325,237		$18,950,708

Net Sales

We had total net sales of $6.2 million and $9.6 million for the three months ended March 31, 2023 and 2022, respectively, resulting in a decrease in net sales of $3.4 million or 35.4% year over year. This decrease is attributable to a decrease of $1.7 million in e-commerce sales as we continue to reduce marketing spend as part of our continued efforts to improve profitability.  Wholesale sales decrease of $1.7 million in mainly attributed to our lower price structure and some larger orders that occurred during the March 2022 quarter.  Despite the year over year decrease, management is very encouraged by the sequential revenue trends.  Our E-commerce business remained relatively flat while we made significant changes to our market team and infrastructure while wholesale sales increased approximately 14% for the three months ended March 31, 2023 from the three months ended December 31, 2022, resulting in a combined increase of approximately 2.5% during the same period.  We believe the current macro inflationary environment continues to impact discretionary spending with consumers as well as wholesale customers.  We remain cautiously optimistic on a pipeline of opportunities both domestically and internationally and believe we will see revenue growth in the coming quarters.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 38.5% and 33.1% for three months ended March 31, 2023 and 2022, respectively.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and six months ended March 31, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022	Change
Staff related expense	$1,958,806	$3,483,884	$(1,525,078)
Accounting/legal expense	301,724	241,533	60,191
Professional outside services	213,211	146,177	67,034
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	1,323,551	4,951,183	(3,627,632)
Merchant fees	196,785	242,130	(45,345)
R&D and regulatory	56,161	151,095	(94,934)
Non-cash stock compensation	117,821	655,245	(537,424)
Intangibles Amortization	277,354	277,354	-
Non-cash stock compensation related to terminated contractual obligation	-	-	-
Depreciation	102,390	508,299	(405,909)
All other expenses	868,348	795,800	72,548
Totals	$5,416,151	$11,452,700	$(6,036,549)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2023	2022	Change
Staff related expense	$4,289,836	$7,244,173	$(2,954,337)
Accounting/legal expense	568,779	565,709	3,070
Professional outside services	430,187	410,888	19,299
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	3,249,579	9,776,226	(6,526,647)
Merchant fees	407,050	495,371	(88,321)
R&D and regulatory	132,433	436,518	(304,085)
Non-cash stock compensation	254,965	1,789,802	(1,534,837)
Intangibles Amortization	554,709	329,671	225,038
Depreciation	202,502	816,842	(614,340)
Non-cash stock compensation related to terminated contractual obligation	884,892	-	884,892
All other expenses	2,055,076	1,542,785	512,292
Totals	$13,030,009	$23,407,984	$(10,377,975)

Our overall operating expenses decreased by $6.0 million or 52.7% three months ended March 31, 2023 over the three months ended March 31, 2022. The year over year decrease was primarily driven by management's ongoing efforts to reduce our cost structure including decreases in staff related expenses ($1.5 million), advertising, marketing, sponsorships and affiliate commission expenses ($3.6 million), reduction in stock expense ($0.5 million), reduction in depreciation expense ($0.4 million) related to the closure of our lab and manufacturing facility in fiscal 2022, and R&D and regulatory spend ($0.1 million).

Excluding non-cash depreciation, intangible amortization, and non-cash stock expenses, we reduced our cash adjusted operating expenses from $10.1 million to $4.9 million for the three months ended March 31, 2022 and March 31, 2023 respectively.

Our overall operating expenses, excluding goodwill and intangibles impairment,  decreased by $10.4 million or 44.4% for the six months ended March 31, 2023 over the six months ended March 31, 2022. The year over year decrease was primarily driven by management's ongoing efforts to reduce our cost structure including decreases in staff related expenses ($2.9 million), advertising, marketing, sponsorships and affiliate commission expenses ($6.5 million), reduction in stock expense ($1.5 million), reduction in depreciation expense ($0.6 million) related to the closure of our lab and manufacturing facility in fiscal 2022, and R&D and regulatory spend ($0.3 million), partially offset by an increase in all other expenses ($0.5 million) and an increase of  ($0.9 million) non-cash expense related to accelerated stock compensation amortization tied the termination of a contractual obligation, and an increase in intangible amortization expense.

Excluding non-cash depreciation, intangible amortization, and non-cash stock expenses, and we reduced our cash adjusted operating expenses, excluding goodwill and intangibles impairment, from $22.3 million to $11.1 million for the three months ended March 31, 2022 and March 31, 2023 respectively.

We continue to show strong year over year improvements operating a more disciplined SG&A cost structure. We are very focused on our sequential performance and trends as we are fixated on delivering a profitable quarter.  We made significant headway on our cost structure during the second fiscal quarter and were able to stabilize our revenue base while reducing our sequential SG&A costs by $2.2 million, resulting in a sequential reduction of operating losses; from a $4.0 million operating loss in the first fiscal quarter to $1.4 million for the second fiscal quarter. We continue to fine tune our operating costs, have sublet a portion of our warehouse, have engaged brokers to market and seek options on our corporate office lease, cut un-product services, and continuing to assess alternatives to our operating infrastructure to reduce our costs.  Since the beginning of the second quarter, we have onboard new agencies and, fine-tuned some go-to-market strategies, pricing and, been successful ramping profitable Meta advertising and have an exciting line up of new products in the pipeline to launch during the balance of fiscal 2023.  In addition, we have engaged third parties to review and assess strategic alternatives for the Company.

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

The following tables provide information on our corporate overhead for the three and six months ended March 31, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022	Change
Staff related expense	$54,264	$332,688	$(278,424)
Accounting/Legal expense	220,243	176,706	43,537
Professional outside services	121,092	84,549	36,543
Travel expense	-	1,407	(1,407)
Business insurance	198,456	190,584	7,872
Non-cash stock compensation	117,821	655,245	(537,424)
Totals	$711,876	$1,441,179	$(729,303)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2023	2022	Change
Staff related expense	$206,790	$628,573	$(421,783)
Accounting/legal expense	418,105	383,300	34,805
Professional outside services	180,033	162,700	17,333
Travel expense	-	1,407	(1,407)
Business insurance	378,630	363,356	15,274
Non-cash stock compensation	254,965	1,789,802	(1,534,837)
Totals	$1,438,523	$3,329,139	$(1,890,616)

Our corporate operating expenses are down quarter over quarter and year over year as a result of our ongoing efforts to reduce our cost structure across the board as well as a significant reduction in the amount of non-cash stock compensation expense that has been issued year over year.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Therapeutics Overhead

Included in our consolidated operating expenses are expenses associated with Therapeutics including staff related expenses and R&D and regulatory expenses. The Therapeutic operating expenses include research and development activities for therapeutic applications.

The following tables provide information on our approximate corporate overhead for the three and six months ended March 31, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022	Change
Staff related expense	$87,170	$91,207	$(4,037)
R&D and Regulatory	50,142	102,685	(52,543)
Totals	$137,312	$193,892	$(56,580)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2023	2022	Change
Staff related expense	$174,368	$171,441	$2,927
R&D and Regulatory	125,355	370,215	(244,860)
Totals	$299,723	$541,656	$(241,933)

The Therapeutic operating expenses include research and development activities for therapeutic applications.  This division was formed during the third quarter of fiscal 2021. Our human and pet clinical studies have concluded.

Goodwill Impairment

The Company had goodwill at March 31, 2022 of $42,772,685. The Company impaired goodwill in subsequent reporting periods of fiscal 2022 and goodwill was fully impaired by September 30, 2022.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was $167,000 at March 31, 2023, as compared to $276,000 at September 30, 2022, respectively. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in the report, the requirement for the earn-out provision for the Twenty Two Earnout Shares was never met and at September 30, 2022 the balance of this obligation was zero.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $1.7 million and working capital of $5.5 million at March 31, 2023 as compared to cash and cash equivalents on hand of $6.7 million and working capital of $10.7 million at September 30, 2022. Our current assets decreased approximately 12.0% at March 31, 2023 from September 30, 2022, which is primarily attributable to a decrease in cash used to fund operations as well as a one-time non-cash expenses of approximately $885,000 related to previously un-expensed stock amortization related to an terminated contractual obligation, in addition to receiving our $1.0 million investment in Adara back in full. Our current liabilities decreased by 15.7% at March 31, 2023 from September 30, 2022, and is primarily attributable to decreases in accrued expenses and accounts payable.

On March 2, 2023, we entered into a purchase agreement with Keystone Capital Partners, LLC, which provides that subject to the terms and conditions set forth therein, we may sell to Keystone up to 281,934 shares of our common stock, from time to time during the term of the purchase agreement.  Under the terms and subject to the satisfaction of the conditions set forth in the purchase agreement for a period of 12 months, subject to a blackout period from April 30, 2023 through July 14, 2023 under the terms of our recent underwritten public offering. the Company has the right, but not the obligation, to sell to Keystone, and Keystone is obligated to purchase, up to 281,934 shares of common stock.  Upon entering into the Purchase Agreement the Company agreed to issue to Keystone 392,282 shares of common stock of the Company as the Commitment Shares as consideration for Keystone’s commitment to purchase shares of common stock upon the Company’s direction under the purchase agreement. Subsequent to the period covered by this report, commencing on April 19, 2023 and through April 25, 2023, we received gross proceeds of approximately $36,000 from sales of 8,888 shares of our common stock to Keystone.  In addition, subsequent to the period covered by this report, on May 3, 2023 we closed an underwritten public offering of 30,000 shares of our common stock at a public offering price of $2.10 per share. Net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses were approximately $2.5 million.

As of May 11, 2023, the Company had approximately $4.2 million of cash. The Company has nominal debt. As of May 12, 2023, the Company also has up to 273,044 shares available to be sold under its agreement with Keystone, which it may drawdown on such agreement, subject to trading volume requirements of our common stock and further subject to the blackout period referenced above.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date hereof.  Our current capital resources, including our equity line of credit with Keystone may not be sufficient to support our planned operations for the next twelve months from the date hereof. We believe that upon receipt of approximately $2.5 million in net proceeds pursuant to the underwritten public offering completed on May 3, 2023 (see Note 16 of the accompanying financials statement for more information), after deducting the underwriting fees and estimated offering expenses payable by us, that our cash and cash equivalents on hand should be sufficient to fund operations through the end of the fiscal year if not longer. However, depending upon our operating results and cash burn over the next four months, we may be required to raise additional capital to fund operations or scale back our operations or dividends. We expect to continue to incur losses for the foreseeable future as we continue our efforts to increase sales, develop additional products, seek acquisitions and mergers, continue research and development, reduce operating expenses and attempt to achieve profitability. Furthermore, in the event we identify an acquisition candidate, such acquisition may require immediate capital to close such acquisition. These factors, individually and collectively, raise substantial doubt about our ability to continue as a going concern, and therefore, could materially limit our ability to raise additional funds through an issuance of debt or equity securities or otherwise.

During the three and six months ended March 31, 2023 we used cash primarily to fund our operations.

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

The Company is taking strong action and believes that it can execute its strategy and path to profitability as well as its ability to raise additional funds, but there can be no assurances to that effect.  The Company’s working capital position may not be sufficient to support the Company’s daily operations through the end of fiscal 2023. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire additional funding. These and other factors raise potential concern about the Company’s ability to continue as a going concern within twelve months after the date that the quarterly financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $1.7 million and $5.3 million for the six months ended March 31, 2023 and 2022, respectively. Management believes the quarterly cash consumption should continue to improve in subsequent quarters.

Adjusted EBITDA

Adjusted EBITDA for the three and six months ended March 31, 2023 and March 31, 2022 is as follows:

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
(Unaudited)

GAAP (loss) from operations	$(1,400,643)	$(5,010,378)	$(5,446,824)	$(30,155,435)
Adjustments:
Depreciation & Amortization	379,744	600,750	757,210	600,750
Employee and director stock compensation (1)	117,821	754,207	254,965	1,634,363
Other non-cash stock compensation for services (2)		-	884,892	-
Inventory adjustment(3)	-	-	-	878,142
Impairment of Goodwill and other intangible assets (4)	-		-	18,029,000
Accrual for severance	-	22,500	129,761	22,500
a360 non-cash trade credit	107,608	-	107,608	-
Accrual / expenses for discretionary bonus	-	-	-	150,000
Non-GAAP adjusted EBITDA	$(795,470)	$(3,632,921)	$(3,312,387)	$(8,840,680)

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
(4) Represents non-cash goodwill impairment of $13,898,285 and impairment of the cbdMD trademark of $4,285,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except for those unregistered securities previously disclosed in reports filed with the SEC during the period covered by this report and provided below, we have not sold any securities without registration under the Securities Act during the period covered by this report. The issuances below were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The shares contain legends restricting their transferability absent registration or applicable exemption.

In January of 2023, the Company issued 2,223 shares of common stock to Twenty Two Capital as the final obligation under the 2021 acquisition agreement upon the expiration of the indemnification period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Articles of Amendment of Articles of Incorporation, as amended, of cbdMD, Inc. effective April 24, 2023 - reverse stock split	8-K	4/27/23	3.1

3.9	Bylaws, As amended	1-A	9/18/17	2.6

4.1	Form of Representative's Warrant	8-K	5/3/23	4.1

10.1	Agreement for Advertising Placement dated February 1, 2023 +	S-1	3/13/23	10.17

10.2	Side Letter - Keystone Capital Partners, LLC	S-1	3/13/23	10.20

10.3	Common Stock Purchase Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/2023	10.1

10.4	Registration Rights Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/2023	10.2

31.1	Certification of Principal Executive Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)				Filed

+ Exhibits and/or schedules have been omitted.  The Company hereby agrees to furnish to the staff of the Securities and Exchange Commission upon request any omitted information.

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at cbdMD, Inc. 8845 Red Oak Boulevard, Charlotte, NC 28217.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

May 15, 2023	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Interim CEO,
principal executive officer

May 15, 2023	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer,
principal financial and accounting officer