Form 10-Q
period 2023-06-30
cbdMD, Inc.
filed 2023-08-10
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

2,855,230 shares of common stock are issued and outstanding as of August 10, 2023.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2022” refers to the year ended September 30, 2022, “fiscal 2023” refers to the fiscal year ending September 30, 2023, “first quarter of 2022” refers to the three months ended December 31, 2021, “first quarter of 2023” refers to the three months ended December 31, 2022, “second quarter of 2022” refers to the three months ended March 31, 2022, “second quarter of 2023” refers to the three months ended March 31, 2023, “third quarter of 2022” refers to the three months ended June 30, 2022, and “third quarter of 2023” refers to the three months ended June 30, 2023.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:

●	our history of losses, potential liquidity concerns, and our ability to continue as a going concern;
●	our reliance to market to key digital channels;
●	our ability to acquire new customers at a profitable rate;
●	our reliance on third party raw material suppliers and manufacturers and compounders;
●	our reliance on third party compliance with our supplier verification program and testing protocols; and

●	material risks associated with regulatory environment for CBD, including:

●	federal laws as well as FDA or DEA interpretation of existing regulation;
●	state laws pertaining to industrial hemp and their derivatives;
●	costs to us for compliance with laws and the risks of increased litigation; and
●	possible changes in the use of CBD.

●	material risks associated with the ownership of our securities, including;

●	potential suspension of payment of preferred dividends under North Carolina state business laws;
●	the risks for failing to comply with the continued listing standards of the NYSE American;
●	availability of sufficient liquidity;
●	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;
●	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series A Convertible Preferred Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2023 AND September 30, 2022

	(Unaudited)
	June 30,	September 30,
	2023	2022
Assets

Current assets:
Cash and cash equivalents	$2,846,739	$6,720,234
Accounts receivable	1,111,740	1,447,831
Accounts receivable – discontinued operations	-	1,375
Investment other securities	-	1,000,000
Inventory	4,276,957	4,767,373
Prepaid sponsorship	61,227	1,372,845
Prepaid expenses and other current assets	1,794,221	701,945
Total current assets	10,090,884	16,011,603

Other assets:
Property and equipment, net	699,953	823,310
Operating lease assets	3,637,761	4,477,841
Deposits for facilities	138,708	244,606
Intangible assets	17,002,485	17,834,549
Investment in other securities, noncurrent	1,400,000	1,400,000
Total other assets	22,878,907	24,780,306

Total assets	$32,969,791	$40,791,909

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2023 AND September 30, 2022
(continued)

	(Unaudited)
	June 30,	September 30,
	2023	2022
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,411,811	$2,036,558
Accrued expenses	1,716,541	2,060,762
Operating leases – current portion	1,251,987	1,178,683
Note payable	4,135	9,609
Total current liabilities	4,384,474	5,285,612

Long term liabilities:
Long term liabilities	819	125,491
Operating leases - long term portion	2,730,545	3,680,375
Contingent liability	122,230	276,000
Total long term liabilities	2,853,594	4,081,866

Total liabilities	7,238,068	9,367,478

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 2,855,230 and 1,348,125 shares issued and outstanding, respectively	2,855	1,348
Additional paid in capital	183,212,202	178,841,646
Accumulated deficit	(157,488,334)	(147,423,563)
Total cbdMD, Inc. shareholders' equity	25,731,723	31,424,431

Total liabilities and shareholders' equity	$32,969,791	$40,791,909

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE three and nine months ended June 30, 2023 and 2022
(Unaudited)

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Gross Sales	$6,462,965	$8,868,093	$19,288,155	$28,673,718
Allowances	(343,585)	(275,200)	(843,538)	(1,130,117)
Total Net Sales	6,119,380	8,592,893	18,444,617	27,543,601
Cost of sales	2,273,839	2,660,185	7,015,803	10,176,085
Gross Profit	3,845,541	5,932,708	11,428,814	17,367,516

Operating expenses	5,669,194	8,282,931	18,699,293	31,690,915
Impairment of goodwill and other intangible assets	-	30,776,436	-	48,959,721
Loss from operations	(1,823,653)	(33,126,659)	(7,270,479)	(63,283,120)
Realized and Unrealized loss on marketable and other securities, including impairments	-		-	(33,352)
Decrease of contingent liability	44,771	1,943,000	153,771	8,246,000
Gain on sale of assets	-	88,769	-	88,769
Restructuring expense	-	(602,092)	-	(602,092)
Other income	9,725	64,390	59,269	137,377
Interest expense	(1,246)	(1,551)	(5,831)	(6,871)
Loss before provision for income taxes	(1,770,404)	(31,634,143)	(7,063,270)	(55,453,289)

Benefit for income taxes	-	-	-	-
Net Loss	(1,770,404)	(31,634,143)	(7,063,270)	(55,453,289)
Preferred dividends	1,000,501	1,000,501	3,001,503	3,001,503

Net Loss attributable to cbdMD, Inc. common shareholders	$(2,770,904)	$(32,634,644)	$(10,064,773)	$(58,454,792)

Net Loss per share:
Basic earnings per share	(1.16)	(24.81)	(4.26)	(44.41)
Diluted earnings per share	(1.16)	(24.81)	(4.26)	(44.41)
Weighted average number of shares Basic:	2,379,633	1,318,151	2,360,908	1,316,205
Weighted average number of shares Diluted:	2,379,633	1,318,151	2,360,908	1,316,205

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE three and nine months ended June 30, 2023 and 2022
(Unaudited)

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Net (Loss) Income	$(1,770,404)	$(31,634,143)	$(7,063,270)	$(55,453,289)
Comprehensive (Loss) Income	(1,770,404)	(31,634,143)	(7,063,270)	(55,453,289)

Preferred dividends	(1,000,501)	(1,000,501)	(3,001,503)	(3,001,503)
Comprehensive (Loss) Income attributable to cbdMD, Inc. common shareholders	$(2,770,904)	$(32,634,644)	$(10,064,773)	$(58,454,792)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE nine months ended June 30, 2023 and 2022
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(7,063,270)	$(55,453,289)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	130,879	424,455
Restricted stock expense	105,101	504,650
Write off of prepaid assets due to termination of contractual obligation	884,892	-
Issuance of stock for services	-	-
Marketing stock amortization	-	717,174
Inventory and materials impairment	-	878,142
Intangibles amortization	832,063	607,025
Depreciation	300,726	770,335
Impairment of goodwill and other intangible assets	-	48,959,721
Decrease in contingent liability	(153,771)	(8,246,000)
Realized and unrealized loss on of marketable and other securities	-	33,352
Amortization of operating lease asset	840,079	863,768
Changes in operating assets and liabilities:
Accounts receivable	336,091	(116,861)
Deposits	105,898	284,977
Inventory	424,079	(174,479)
Prepaid inventory	66,337	2,939
Prepaid expenses and other current assets	996,462	(1,088,579)
Accounts payable and accrued expenses	(1,172,306)	(1,149,454)
Operating lease liability	(876,526)	(872,656)
Deferred revenue / customer deposits	203,341	3,723
Collection on discontinued operations accounts receivable	1,375	9,592
Cash used by operating activities	(4,038,550)	(13,041,469)
Cash flows from investing activities:
Purchase of property and equipment	(177,369)	(462,221)
Proceeds from sale of assets	-	(322,017)
Other Securities	1,000,000	-
Cash flows from investing activities	822,631	(784,238)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,474,072	-
Note payable	(130,145)	(31,044)
Preferred dividend distribution	(3,001,503)	(3,001,003)
Cash flows from financing activities	(657,576)	(3,032,047)
Net increase (decrease) in cash	(3,873,495)	(16,857,754)
Cash and cash equivalents, beginning of period	6,720,234	26,411,424
Cash and cash equivalents, end of period	$2,846,739	$9,553,670

Supplemental Disclosures of Cash Flow Information:

	2023	2022

Cash Payments for:
Interest expense	$1,247	$6,817

Non-cash financial/investing activities:
Issuance of shares in exchange for a360 credit	1,531,999	-
Issuance of Contingent earnout shares:	$-	$908,000

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE nine months ended June 30, 2023
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2022	1,348,125	$1,348	5,000,000	$5,000	$178,841,646	$(147,423,563)	$31,424,431
Issuance of Common stock	1,038	1	-	-	(1)	-	-
Issuance of options for share based compensation	-	-	-	-	79,446	-	79,446
Issuance of restricted stock for share based compensation	-	-	-	-	43,449	-	43,448
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	(3,956,062)	(3,956,062)
Balance, December 31, 2022	1,349,163	$1,349	5,000,000	$5,000	$178,964,539	$(152,380,127)	$26,590,761
Issuance of Common stock	8,417	8	-	-	(8)	-	-
Issuance of options for share based compensation	-	-	-	-	16,770	-	16,770
Issuance of restricted stock for share based compensation	-	-	-	-	56,801	-	56,801
Issuance of Common stock - A360	94,277	94	-	-	1,399,906	-	1,400,000
Issuance of Common stock - DCO	2,223	2	-	-	29,998	-	30,000
Issuance of Common stock - Keystone	2,616	3	-	-	29,190	-	29,194
True up of fraction shares resuting from reverse split	-	1	-	-	-	-	-
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	(1,336,802)	(1,336,802)
Balance, March 31, 2023	1,456,696	$1,457	5,000,000	$5,000	$180,497,196	$(154,717,429)	$25,786,224
Issuance of Common stock	9,001	9	-	-	69,615	-	69,615
Issuance of Preferred Stock	-	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	-	-	34,663	-	34,663
Issuance of restricted stock for share based compensation	-	-	-	-	4,845	-	4,845
Issuance of Common stock - A360	-	-	-	-	133,200	-	133,200
Issuance of Common stock - Maxim	1,350,000	1,350	-	-	2,472,730	-	2,474,080
Fraction share true-up	39,533	39	-	-	(39)	-	-
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	(1,770,404)	(1,770,404)
Balance, June 30, 2023	2,855,230	$2,855	5,000,000	$5,000	$183,212,202	$(157,488,334)	$25,731,723

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE nine months ended June 30, 2022
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	1,284,075	$1,285	5,000,000	$5,000	$176,417,267	$(73,337,865)	$103,142,187
Issuance of Common Stock	10,992	11	-	-	404,989	-	405,000
Issuance of options for share based compensation	-	-	-	-	505,466	-	505,466
Issuance of restricted stock for share based compensation	-	-	-	-	508,754	-	508,754
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	(19,160,904)	(19,160,904)
Balance, December 31, 2021	1,295,067	$1,296	5,000,000	$5,000	$177,836,475	$(93,499,271)	$84,400,000
Issuance of Common Stock	23,873	24	-	-	660,976	-	661,000
Exercise of options for share based compensation	-	-	-	-	291,630	-	291,630
Issuance of restricted stock for share based compensation	-	-	-	-	328,515	-	328,515
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	(4,657,215)	(4,657,215)
Balance, March 31, 2022	1,318,940	$1,320	5,000,000	$5,000	$179,117,596	$(99,156,986)	$80,023,429
Issuance of Common stock	13,198	13	-	-	177,406	-	178,000
Exercise of options for share based compensation	-	-	-	-	(373,168)	-	(373,168)
Issuance of restricted stock for share based compensation	-	-	-		(593,617)	-	(593,617)
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Income	-	-	-	-	-	(31,634,143)	(31,634,143)
Balance, June 30, 2022	1,332,138	$1,333	5,000,000	5,000	$178,328,217	$(131,791,631)	$46,600,000

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE three and nine months ended June 30, 2023 and 2022 (unaudited)

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

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers in April of 2019, the Company issued 338,889 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 194,445 of the shares vest over a five-year period of which 48,612 shares remain subject to a voting proxy agreement as of December 31, 2022, as well as to issue another 338,889 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals (the “Earnout Rights”) being achieved within five years from the closing of the Mergers, of which up to 87,307 remain subject to issuance by the Company.

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

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2022 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2022 as reported in the 2022 10-K have been omitted.

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

Accounts Receivable

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of June 30, 2023 and September 30, 2022, we had an allowance for doubtful accounts of $23,343 and $36,980, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.6% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At June 30, 2023 and September 30, 2022, the receivable from payment processors included approximately $530,560 and $273,451, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

Intangible Assets

The Company’s intangible assets consist of definite-lived trademarks and other intellectual property. The Company accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment. The Company began amortizing its trademarks over 20 years beginning January 1, 2022 and will perform impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If there are indications that the asset’s carrying value may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the Recoverable Amount of the Asset Group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At June 30, 2023, the Company has no unfulfilled performance obligations.

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

Other than account receivable, Company has no material contract assets nor contract liabilities at June 30, 2023.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2023	% of total	2022	% of total

E-commerce sales	$5,000,261	81.7%	$6,513,301	75.8%
Wholesale sales	1,119,119	18.3%	2,079,592	24.2%
Total Net Sales	$6,119,380	100.0%	$8,592,893	100.0%

	Nine Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2023	% of total	2022	% of total

E-commerce sales	$14,796,326	80.2%	$20,160,721	73.2%
Wholesale sales	3,648,291	19.8%	7,382,880	26.8%
Total Net Sales	$18,444,617	100.0%	$27,543,601	100.0%

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $2.0 million uninsured balance at June 30, 2023 and a $5.8 million uninsured balance at September 30, 2022.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and nine months ended June 30, 2023.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $1,770,403 and $7,063,270 for the three and nine months ended June 30, 2023, resulting in a reduction of net working capital of $5,019,581.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date hereof.  We believe that our cash and cash equivalents on hand should be sufficient to fund operations through the end of the fiscal year if not longer. However, depending upon our operating results and cash burn, we may be required to raise additional capital to fund operations or scale back our operations or dividends. We expect to continue to incur losses for the foreseeable future as we continue our efforts to increase sales, develop additional products, seek acquisitions and mergers, continue research and development, reduce operating expenses and attempt to achieve profitability. Furthermore, in the event we identify an acquisition candidate, such acquisition may require immediate capital to close such acquisition. These factors, individually and collectively, raise substantial doubt about our ability to continue as a going concern, and therefore, could materially limit our ability to raise additional funds through an issuance of debt or equity securities or otherwise.

New Accounting Standards

None.

NOTE 2 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company has, from time to time, entered into contracts where a portion of the consideration provided by the counterparty in exchange for the Company’s services was common stock, options or warrants (an equity position). In these situations, upon invoicing the customer for the stock or other instruments, the Company recorded the receivable as accounts receivable other, and used the value of the stock or other instrument upon invoicing to determine the value. In determining fair value of marketable securities and investment other securities, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. The Company determines the fair value of marketable securities and investment other securities based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the fair value hierarchy distinguishes between observable and unobservable inputs.

For the nine months ended June 30, 2023 and 2022 the Company recorded $0 and $(33,350) respectively, of realized and unrealized gain (loss) on marketable and other securities, including impairments.

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

In valuing both investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at June 30, 2023 and September 30, 2022 consists of the following:

	June 30,	September 30,
	2023	2022
Finished Goods	$2,682,694	$3,198,488
Inventory Components	1,350,720	1,213,724
Inventory Reserve	(201,578)	(156,298)
Inventory prepaid	445,121	511,459
Total Inventory	$4,276,957	$4,767,373

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the three or nine months ended June 30, 2023.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at June 30, 2023 and September 30, 2022 consist of the following:

	June 30,	September 30,
	2023	2022
Computers, furniture and equipment	$1,272,596	$1,095,228
Manufacturing equipment	284,275	284,275
Leasehold improvements	487,081	487,081
Automobiles	11,087	11,087
	2,055,039	1,877,671
Less accumulated depreciation	(1,355,086)	(1,054,361)
Property and equipment, net	$699,953	$823,310

Depreciation expense related to property and equipment was $98,225 and $158,555 for the three months ended June 30, 2023 and 2022, respectively, and was $300,726 and $770,335 for the nine months ended June 30, 2023 and 2022, respectively.

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

Intangible assets as of June 30, 2023 and September 30, 2022 consisted of the following:

	June 30,	September 30,
	2023	2022
Trademark related to cbdMD	$17,300,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of cbdMD trademark	-	(4,285,000)
Amortization of definite lived intangible assets	(1,764,926)	(932,862)
Total	$17,002,485	$17,834,549

Amortization expense related to definite lived intangible assets was $277,354 and $277,354 for the three months ended June 30, 2023 and 2022, respectively and was $832,063 and $832,063 for the nine months ended June 30, 2023 and 2022, respectively . No triggering events were identified at June 30, 2023 that suggested a quantitative impairment analysis under ASC 360 was necessary.

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

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability. The value of the contingent liability was $122,230 and $276,000 at June 30, 2023 and September 30, 2022 respectively.

The fourth marketing period began on July 1, 2022 and ends in November 2023.  At June 30, 2023, up to 87,307 remaining Earnout Shares are subject to issuance by the Company.  Based on the remaining share ratios, the Company would have to generate over $162 million in revenue during the fourth marking period to issue the full balance of the shares.

As part of the Twenty Two acquisition in July 2021, the Company had a contractual obligation to issue up to an additional 4,445 shares of its common stock as additional consideration, dependent upon the acquisition entity meeting future revenue targets. Under US GAAP the Company is required to record a non-cash contingent liability associated with the Twenty Two Earnout Shares and at the date of the acquisition, recorded a total contingent liability of $488,561. Under US GAAP the Company is obligated to reassess the obligations associated with the Twenty Two Earnout Shares on a quarterly basis and, in the event its estimate of the fair value of the contingent consideration changes, the Company will record increases or decreases in the fair value as an adjustment to earnings. In particular, changes in the market price of the Company’s common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact the Company’s net loss or profit for the period. At September 30, 2021, the Company recorded a decrease in value of the contingent liability of $73,561 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $416,000. At December 31, 2021, the Company recorded a decrease in value of the contingent liability of $255,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $161,000.  At June 30, 2022, the Company recorded a decrease in value of the contingent liability of $13,000 related to a decrease in the market price of our common stock, which adjusted the total contingent liability related to the Twenty Two Earnout Shares to $0. As of September 2022 the measurement period ended and there is no further obligation with respect to this earnout.

In December 2022, the Company entered into a contractual obligation to issue up to 556 options and 556 RSUs to an employee.  The shares are subject to meeting a minimum direct to consumer revenue of $45 million for any four consecutive quarters before December 31, 2024.  Based on the present revenue run rate, the Company has valued these obligations at $0 for June 30, 2023.

NOTE 7 – RELATED PARTY TRANSACTIONS

As mentioned in Note 6, a counterparty in the earnout arrangement is a related party.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2023 and September 30, 2022.

The total amount of preferred dividends declared and paid were $1,000,501 and $1,000,501, respectively, for the three months ended June 20, 2023 and 2022, and was $3,001,503 and $3,001,503 for the nine months ended June 30, 2023 and 2022, respectively.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 2,855,230 and 1,348,125 shares of common stock issued and outstanding at June 30, 2023 and September 30, 2022, respectively.

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

Preferred stock transactions:

The Company had no preferred stock transactions in the three and nine months ended June 30, 2023 and 2022.

Common stock transactions:

In the nine months ended June 30, 2023:

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

On April 24, 2023 the Company issued a total of 39,455 shares of common stock to account for rounding up of fractional shares related to the Reverse Stock Split.

In  March 2, 2023, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Keystone Capital Partners, LLC (“Keystone”), pursuant to which Keystone has committed to purchase up to 281,934 of shares of our common stock. Upon the execution of the Purchase Agreement, The Company issued 2,616 shares of common stock as "Commitment Shares" to Keystone as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. Additional Commitment Shares (6,104) will be issued over 180 days from March 2, 2023. The 281,934 shares of the Company's common stock were registered for resale and may be issued under the Purchase Agreement or sold by us to Keystone at our discretion from time to time over a 12-month period commencing April 1, 2023, subject to a 75 day blackout period commencing April 30, 2023. The purchase price for the shares that the Company may sell to Keystone under the Purchase Agreement will fluctuate based on the price of the Company's common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

In April 2023, the Company issued 8,889 shares to Keystone under the Purchase Agreement entered into in March of 2023.

On February 1, 2023, the Company entered into an Agreement for Advertising Placement with a360 Media, LLC (“a360”) in which a360 will provide professional media support and advertising placement in exchange for up to 134,681 shares of the Company’s common stock valued at $14.85 per share. A360 will receive the shares by providing the Company with a credit in the amount of $2,000,000 to be used for media support and advertising placement to the Company, of which $514,904 remains unutilized as of June 30,2023. The shares are 70% fully vested; 15% of the Shares shall vest upon each advertising placement accrue pro-rata as percentage of the total advertising placement; and 15% of the shares shall vest provided there are no restrictions in product categories that the Company is able to market with a360 while the Company utilizes the advertising placement. Any shares which do not vest within the term of the agreement shall be forfeited. The Advertising Placement must be used by the Company prior to December 30, 2023, unless otherwise agreed in writing by both parties.

In January of 2023, the Company issued 2,223 shares of common stock to Twenty Two Capital as the final obligation under the 2021 acquisition agreement upon the expiration of the indemnification period.

In the nine months ended June 30, 2022:

In May 2022, the Company issued 10,198 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

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

In the nine months ended June 30, 2023:

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

In the nine months ended June 30, 2022:

In May 2022, the Company granted a new executive an aggregate of 9,000 common stock options. The options vest equally over 1,2,3 years from the grant date. The options have a strike price of $38.00 and a five year term. The total expense of these options totaled $131,300 and will be amortized over the term of the vesting periods.

In April 2022, the Company issued 4,445 options to a consultant as part of an advisory agreement under the Company's Equity Compensation Plan. 1,112 of the shares vested upon the grant, 1,112 vest 6 months from the effective date and 2,224 upon renewal of the consulting agreement in March 2023. The options have a strike price of $45.00 and a five year term. The total expense for these options total $131,300 and will be amortized over the term of the vesting periods. The consulting agreement was not renewed in March of 2023 and as such, the 2,224 remaining options were forfeited.

In April 2022, the Company issued 2,223 common stock options to an employee that vest upon the Company achieving certain direct to consumer revenue growth targets for the quarter ended December 2022. The options have a strike price $45.00 strike price. The Company performs analysis on these options and the required revenue growth targets were not met as of December 2022. As such, these options were forfeited.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the nine months ended June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022
Exercise price	10.355 -12.6060	0.844 - 1.0000
Risk free interest rate	3.93% - 4.71%	2.56% - 2.83%
Volatility	106.48% - 106.51%	101.23% - 102.00%
Expected term (in years)	2.5 - 4	2.5 - 4
Dividend yield	None	None

Warrant Transactions:

As part of the public underwritten offer discussed in Note 8, the Company issued the Underwriter a warrant to purchase up to 40,500 shares of its common stock exercisable at $2.52 per share.

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

Eligible recipients include employees, officers, directors and consultants who are deemed to have rendered or to be able to render significant services to the Company or its subsidiaries and who are deemed to have contributed or to have the potential to contribute to the success of the Company. Options granted generally have a five-to-ten-year term and have vesting terms that cover one to three years from the date of grant. Certain stock options granted under the plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms.

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

The following table summarizes stock option activity under both plans for the nine months ended June 30, 2023:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2022	55,656	$151.10	4.55	$-
Granted	7,233	11.51	-	-
Exercised	-	-	-	-
Forfeited	(20,678)	89.79	-	-
Outstanding at June 30, 2023	42,211	143.02	3.90	-

Exercisable at June 30, 2023	40,402	$157.02	4.09	$-

As of June 30, 2023, there was approximately $41,031 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.7 years.

Restricted Stock Award transactions:

In the nine months ended June 30, 2023:

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

In the nine months ended June 30, 2022:

In June 2022, the Company issued 8,889 shares of restricted common stock in connection with the Separation Agreement with a former executive officer in which the former employee forfeited 11,112 shares of unvested restricted stock awards and 11,112 unvested options. These shares were subject to vest one-half on July 1, 2022 and the balance on January 1, 2023. The fair market value on these shares totaled $172,000 and were amortized over the vesting periods. The forfeited RSUs and options had an unrecognized value of $799,572 and $555,286, respectively. The Company recognized contra-expense of $880,428 and $604,714 for the forfeited RSUs and options, respectively, related to the previously amortized expense for these RSUs and options.

In May 2022, the Company issued 2,778 shares of restricted common stock to an executive officer of the Company as part of a new hire compensation package.

In May 2022, the Company issued 112 shares of restricted common stock to an employee of the Company. The stock aware was valued at the fair market price of $3,350 and expensed upon issuance.

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

NOTE 10 - WARRANTS

Transactions involving the Company equity-classified warrants for the nine months ended June 30, 2023 and 2022 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2022	13,204	$210.45	2.30	$-
Granted	40,500	2.52	-	-
Exercised	-	-	-	-
Forfeited	(2,226)	337.50	-	-
Outstanding at June 30, 2023	51,478	41.37	2.79	-

Exercisable at June 30, 2023	10,978	$41.37	-	$-

During the three month period ended December 31, 2022, 2,226 warrants expired and as a result were forfeited.

As part of the public underwritten offer discussed in Note 8, the Company issued the Underwriter a warrant to purchase up to 40,500 shares of its common stock exercisable at $2.52 per share.

The following table summarizes outstanding common stock purchase warrants as of June 30, 2023:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $196.88 per share	1,169	196.88	September 2023
Exercisable at $337.5 per share	1,352	337.50	May 2024
Exercisable at $176.06 per share	1,079	176.06	October 2024
Exercisable at $56.25 per share	822	56.25	January 2025
Exercisable at $2.52 per share	40,500	2.52	April 2028
Exercisable at $168.30 per share	3,357	168.30	December 2025
Exercisable at $168.75 per share	3,199	168.75	June 2026
	51,478	$184.50

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

In April 2022, effective February 2022, the Company entered into an endorsement agreement with a professional athlete. The term of the agreement was through February 2025 and tied to performance of the athlete in so many professional events annually, and also includes promotion of the Company via social media, wearing of logo during competition, requirement to provide production days for advertising creation and attendance at meet and greets. The potential base payments, if all services are provided is $1,500,000 over the term of the agreement, in addition to some incentives for sales directly influenced by the athlete. During May 2023, the Company exercised its rights to terminate the contract.

As previously disclosed, during June of 2022, the Company's CEO resigned from the board of directors and his role as an executive for the Company in June of 2022 under the terms of a separation agreement with the Company.

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, as part of the sale of manufacturing equipment during April 2022, the balance of this loan was paid off resulting in a balance of $0 as of December 31, 2022. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $4,135 is a short term note payable at June 30, 2023. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

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

Components of operating lease costs are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2023	2023
Total Operating Lease Costs	$332,124	$864,957

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2023	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$344,892	$1,032,819

As of June 30, 2023, our operating leases had a weighted average remaining lease term of 3.44 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of June 30, 2023 are summarized as follows:

For the year ended September 30,
2023	$347,385
2024	1,421,610
2025	1,159,949
Thereafter	1,372,862
Total future lease payments	4,301,806
Less interest	(319,274)
Total lease liabilities	$3,982,532

NOTE 14 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Basic and diluted:
Net loss continuing operations	$(1,770,403)	$(31,634,143)	$(7,063,270)	$(55,453,289)
Preferred dividends paid	1,000,501	1,000,501	3,001,503	3,001,503
Net loss adjusted for preferred dividend	(2,770,904)	(32,634,644)	(10,064,773)	(58,454,792)
Net loss attributable to cbdMD Inc. common shareholders	(2,770,904)	(32,634,644)	(10,064,773)	(58,454,792)

Shares used in computing basic earnings per share	2,379,633	1,318,151	2,360,908	1,316,205
Shares used in computing diluted earnings per share	2,379,633	1,318,151	2,360,908	1,316,205

Earnings per share Basic:
Basic earnings per share	(1.16)	(24.81)	(4.26)	(44.41)

Earnings per share Diluted:
Diluted earnings per share	(1.16)	(24.81)	(4.26)	(44.41)

At June 30, 2023, 94,948 potential shares underlying options, unvested RSUs and warrants as well as 185,223 convertible preferred share, and 40,404 a360 shares subject to certain vesting requirement as well as total 283,593 of available shares and remaining commitment share under the Keystone agreement were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2022 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At June 30, 2023, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 16 – SUBSEQUENT EVENTS

In July 2023, the Company issued 2,616 shares of common stock for second tranche commitment shares pursuant to the Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended June 30, 2023 and the three and nine months ended June 30, 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

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

cbdMD Therapeutics

We formed our wholly owned subsidiary, cbdMD Therapeutics, for the purposes of isolating and quantifying our ongoing investments in science related to our existing and future products, including research and development activities for therapeutic applications and to explore potential cannabinoid-based medicines.

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

Recent Developments

The Company continues to work on revenue growth and focus on our operating costs in an effort to generate profitable earnings and cash flow. During the third fiscal quarter, the Company migrated it's ecommerce platform, as it found it could drive traffic to it's website, but that the conversion rate lagged and the legacy platform was somewhat cumbersome to make changes to. Migrating to the leading direct to consumer ecommerce platform lowers the Company's ongoing IT and infrastructure costs to support our website, allows the Company to be more nimble and as well as plug into best-in-class tools for ecommerce business.

Additionally, the Company continues to engage in industry advocacy and is working with multiple industry groups and legislatures on potential regulatory patents for the category.

During the second quarter, the Company launched its first products on Amazon in the UK. cbdMD is one of only a handful of companies approved to sell CBD products in the Amazon UK CBD pilot program due to its validated Novel Foods application. Brands approved to sell CBD through Amazon UK are required to pass compliance checks by Amazon and now must have a credible application for Novel Foods Authorization which has been validated by the United Kingdom's Food Standards Agency. Starting in the fourth quarter, the Company is beginning to see growth coming from this channel.

During the third fiscal quarter we continued to make headway to improve the overall operation of our business.  We continue to be disciplined on our costs, working with multiple brokers to shed our corporate office, as well as working with our marketing vendors to drive growth back into the business for the fourth quarter.

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

Wholesale: We continue to focus on the right product at the right price for the right channel and adding channel specific distributors and brokers to help us scale in the food drug and mass channel (“FDM”). Our products are available throughout GNC and Wegmans' retail footprints. We continue to build relationships with key retailers and moved to a new boutique sales agency with deep natural and grocery channel-specific experience, focused on developing a pipeline of opportunities we believe are strategic to the category and our brand, though we can make no guarantee on how long specific retailers will maintain a presence within the cbd sales channel.

●

Product Innovation: We believe innovation is key to the long-term success of any consumer brand.  We invest in new product development and brand extension that we believe will (i) give us a competitive advantage in the marketplace; (ii) attract new customers; and (iii) open up additional revenue opportunities. During fiscal 2022 we launched an industry first NSF for Sport product line with World Anti-Doping Association (WADA) level assurance, a line of Delta 9 gummies and microdose products, along with a number of functional gummies and capsules. Based on customer feedback and preliminary clinicals we launched a new line of high-strength CBD products at the end of September 2022 and further launched cbdMD Max for Pain at the end of calendar 2022. During August 2023, we expanded our lineup of hemp-derived Delta 9 gummies, Uplift, Elevate and Relax that provide a daily routine for energy and focus, stress relief, and calming effects. We have a robust pipeline of products to launch during the second half of calendar 2023 that we believe will open up additional distribution channels as well as grow our addressable market.

●

International Expansion: We continue to explore sales into markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers and local legal counsel who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in several international markets and are gaining market share in Central America through our sanitary registration approvals. We are also expanding our E-commerce business to consumers in the United Kingdom (U.K.) and in March 2022, we received notice that the products we submitted have been validated in the UK as well as in the EU. We continue to work on strategies to continue to expand in the EU, Israel and other major markets which is primarily driven by the regulatory environment.  In late fiscal year 2022, we registered and began selling products in Japan.

●

Acquisitions: We evaluate acquisitions where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company. The rights and preferences of our outstanding shares of our Series A Preferred continues to create challenges with M&A opportunities.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended June 30,
	2023	2022	Change
Total net sales	$6,119,380	$8,592,893	$(2,473,513)
Cost of sales	2,273,839	2,660,185	(386,346)
Gross profit as a percentage of net sales	62.8%	69.0%	(6.2)%
Operating expenses	5,669,194	8,282,931	(2,613,737)
Impairment of goodwill and other intangible assets	-	30,776,436	-
Operating loss from operations	(1,823,653)	(33,126,659)	526,570
Decrease on contingent liability	44,771	1,943,000	(1,898,229)
Net loss before taxes	(1,770,403)	(31,634,143)	29,863,740
Net loss attributable to cbdMD Inc. common shareholders	$(2,770,904)	$(32,634,644)	$29,863,740

	Nine Months Ended June 30,
	2023	2022	Change
Total net sales	$18,444,617	$27,543,601	$(9,098,984)
Cost of sales	7,015,803	10,176,085	(3,160,282)
Gross profit as a percentage of net sales	62.0%	63.1%	(1.1)%
Operating expenses	18,699,293	31,690,915	(12,991,622)
Impairment of goodwill and other intangible assets	-	48,959,721	(48,959,721)
Operating loss from operations	(7,270,479)	(63,283,120)	7,052,920
Decrease on contingent liability	153,771	8,246,000	(8,092,229)
Net loss before taxes	(7,063,270)	(55,453,289)	48,390,019
Net loss attributable to cbdMD Inc. common shareholders	$(10,064,773)	$(58,454,792)	$48,390,019

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2023	% of total	2022	% of total
E-commerce sales	$5,000,261	81.7%	$6,513,301	75.8%
Wholesale sales	1,119,119	18.3%	2,079,592	24.2%
Total Net Sales	$6,119,380		$8,592,893

	Nine Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2023	% of total	2022	% of total

E-commerce sales	$14,796,326	80.2%	$20,160,721	73.2%
Wholesale sales	3,648,291	19.8%	7,382,880	26.8%
Total Net Sales	$18,444,617		$27,543,601

Net Sales

We had total net sales of $6.1 million and $8.6 million for the three months ended June 30, 2023 and 2022, respectively, resulting in a decrease in net sales of $2.5 million or 28.8% year over year. This decrease is attributable to a decrease of $1.5 million in e-commerce sales as we continue to reduce marketing spend as part of our continued efforts to improve profitability.  Wholesale sales decrease of $960,473 in mainly attributed to our lower price structure over the prior year period. During the quarter two events impeded our growth. We were gaining strong momentum on Meta, however in early June they changed category marketing rules and with 'cbd' in our name, it took up much of June and July to regain access to Meta marketing. Additionally, in June we migrated our ecommerce platform, creating some temporary disruptions during the month. We are now working to optimize the platform to its fullest. As a result, our sequential overall revenue remained flat. Our E-commerce business increased by approximately 2.3% for the three months ended June 30, 2023 versus the three months ended March 31, 2023, primarily attributable to the changes to our market team and infrastructure while wholesale sales decreased approximately 17% for the three months ended June 30, 2023 from the three months ended March 31, 2023.  We believe the current macro inflationary environment continues to impact discretionary spending with consumers as well as wholesale customers.  We remain cautiously optimistic on a pipeline of opportunities both domestically and internationally and believe we will see revenue growth in the coming quarters.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 38.5% and 33.1% for three months ended June 30, 2023 and 2022, respectively. This overall decrease in our cost of sales quarter over quarter is primarily attributable to decreased overhead allocation related to the closure of our lab and manufacturing facility in the second quarter of 2022, which increased margins for that quarter, offset by a new product mix with higher costs in late 2022.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and nine months ended June 30, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2023	2022	Change
Staff related expense	$1,714,416	$2,874,938	$(1,160,522)
Accounting/legal expense	221,777	262,307	(40,530)
Professional outside services	253,960	237,877	16,083
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	1,879,134	3,929,685	(2,050,551)
Merchant fees	196,354	255,956	(59,602)
R&D and regulatory	24,566	113,751	(89,185)
Non-cash stock compensation	61,017	(938,285)	999,302
Intangibles Amortization	277,354	277,354	-
Depreciation	98,225	158,556	(60,331)
All other expenses	942,391	1,110,792	(168,401)
Totals	$5,669,194	$8,282,931	$(2,613,737)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2023	2022	Change
Staff related expense	$6,004,252	$10,119,111	$(4,114,859)
Accounting/legal expense	790,556	828,016	(37,460)
Professional outside services	684,148	648,764	35,384
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	5,128,803	13,705,909	(8,577,106)
Merchant fees	603,405	751,328	(147,923)
R&D and regulatory	156,999	550,268	(393,269)
Non-cash stock compensation	315,982	851,517	(535,535)
Intangibles Amortization	832,063	607,025	225,038
Depreciation	300,726	770,336	(469,610)
Non-cash stock compensation related to terminated contractual obligation	884,892	-	884,892
All other expenses	2,997,467	2,858,641	138,826
Totals	$18,699,293	$31,690,915	$(12,991,622)

Our overall operating expenses decreased by $2.6 million or 31.6% for the three months ended June 30, 2023 over the three months ended June 30, 2022. The year over year decrease was primarily driven by management's continued ongoing efforts to reduce our cost structure including decreases in staff related expenses ($1.2 million), advertising, marketing, sponsorships and affiliate commission expenses ($2.0 million), reduction in depreciation expense ($0.06 million) related to the closure of our lab and manufacturing facility in fiscal 2022, and R&D and regulatory spend ($0.09 million), partially offset by an increase in non-cash stock compensation ($1.0 million) as a result of a $1.5 million contra-expense for stock compensation in the prior year quarter related to forfeited RSUs and options.

Excluding non-cash depreciation, intangible amortization, and non-cash stock expenses, and non-cash a360 marketing expense we reduced our cash adjusted operating expenses from $8.8 million to $4.5 million for the three months ended June 30, 2022 and June 30, 2023 respectively.

Our overall operating expenses, excluding goodwill and intangibles impairment, decreased by $13.0 million or 41.0% for the nine months ended June 30, 2023 over the nine months ended June 30, 2022. The year over year decrease was primarily driven by management's ongoing efforts to reduce our cost structure including decreases in staff related expenses ($4.1 million), advertising, marketing, sponsorships and affiliate commission expenses ($8.6 million), reduction in stock expense ($0.5 million), reduction in depreciation expense ($0.5 million) related to the closure of our lab and manufacturing facility in fiscal 2022, and R&D and regulatory spend ($0.4 million), partially offset by an increase in all other expenses ($0.1 million) and an increase of  ($0.9 million) non-cash expense related to accelerated stock compensation amortization tied the termination of a contractual obligation, and an increase in intangible amortization expense.

Excluding non-cash depreciation, intangible amortization, and non-cash stock expenses and non-cash a360 marketing expense, and we reduced our cash adjusted operating expenses, excluding goodwill and intangibles impairment, from $29.5 million to $15.5 million for the nine months ended June 30, 2022 and June 30, 2023 respectively.

We continue to show strong year over year improvements operating a more disciplined SG&A cost structure. We have remained very focused on our sequential performance and trends as we are fixated on delivering a profitable quarter.  We continued to make significant headway on our cost structure during the third fiscal quarter and were able to maintain our revenue base while stabilizing our SG&A costs. As part of our strategic plan to grow revenue, we began ramping up marketing spend in the third quarter, resulting in a slight increase in SG&A resulting in a sequential increase of operating losses; from a $1.5 million operating loss in the second fiscal quarter to $1.8 million for the third fiscal quarter. This increase in sequential SG&A is primarily a result of an increase in our non-cash marketing expenses related to our February 2023 contract with a360. Excluding this non-cash expense, our cash SG&A dropped $0.3 million sequentially and we improved our non-GAAP adjusted EBITDA by $200,000 for the quarter. We continue to focus on optimizing our marketing spend and working with our agencies to remain nimble and find new channels of growth, especially considering of the temporary disruption with Meta. We believe migrating to one of the fastest growing platforms not only allows the brand to be nimbler and plug into a robust ecosystem built for brands to scale, but also lowers our ongoing operating costs compared to the prior platform.

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

The following tables provide information on our corporate overhead for the three and nine months ended June 30, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2023	2022	Change
Staff related expense	$81,199	$288,570	$(207,371)
Accounting/Legal expense	149,313	195,056	(45,743)
Professional outside services	152,571	119,330	33,241
Travel expense	-	2,526	(2,526)
Business insurance	194,220	167,387	26,833
Non-cash stock compensation	61,017	(938,285)	999,302
Totals	$638,320	$(165,416)	$803,736

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2023	2022	Change
Staff related expense	$287,989	$917,144	$(629,155)
Accounting/legal expense	567,419	578,356	(10,937)
Professional outside services	332,605	282,030	50,575
Travel expense	-	3,933	(3,933)
Business insurance	572,850	530,742	42,108
Non-cash stock compensation	315,982	851,517	(535,535)
Totals	$2,076,845	$3,163,721	$(1,086,876)

Our corporate operating expenses are down quarter over quarter (excluding a one time reversal of forfeiture of unvested stock options) and year to date for the nine months ended June 30, 2023 versus 2022 as a result of our ongoing efforts to reduce our cost structure across the board as well as a significant reduction in the amount of non-cash stock compensation expense that has been issued year over year.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Therapeutics Overhead

Included in our consolidated operating expenses are expenses associated with Therapeutics including staff related expenses and R&D and regulatory expenses. The Therapeutic operating expenses include research and development activities for therapeutic applications.

The following tables provide information on our approximate corporate overhead for the three and nine months ended June 30, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2023	2022	Change
Staff related expense	$92,253	$80,346	$11,907
Accounting/legal expense	-	3,119	(3,119)
R&D and Regulatory	19,617	112,364	(92,747)
Totals	$111,870	$195,829	$(83,959)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2023	2022	Change
Staff related expense	$266,621	$251,787	$14,834
Accounting/legal expense	-	3,119	(3,119)
R&D and Regulatory	144,972	482,579	(337,607)
Totals	$411,593	$737,485	$(325,892)

The Therapeutic operating expenses include research and development activities for therapeutic applications.  This division was formed during the third quarter of fiscal 2021. Our human and pet clinical studies have concluded, and we are waiting for our independent peer reviewed results to be published.

Goodwill Impairment

The Company had goodwill at March 31, 2022 of $42,772,685. The Company impaired goodwill in subsequent reporting periods of fiscal 2022 and goodwill was fully impaired by September 30, 2022.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was $122,230 at June 30, 2023, as compared to $276,000 at September 30, 2022, respectively. We expect to continue to record changes in the non-cash contingent liability through the balance of the earnout period.

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in the report, the requirement for the earn-out provision for the Twenty Two Earnout Shares was never met and at September 30, 2022 the balance of this obligation was zero.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $2.8 million and working capital of $5.7 million at June 30, 2023 as compared to cash and cash equivalents on hand of $6.7 million and working capital of $10.7 million at September 30, 2022. Our current assets decreased approximately 37.8% at June 30, 2023 from September 30, 2022, which is primarily attributable to a decrease in cash used to fund operations as well as a one-time non-cash expenses of approximately $885,000 related to previously un-expensed stock amortization related to an terminated contractual obligation, in addition to receiving our $1.0 million investment in Adara back in full. Our current liabilities decreased by 17.1% at June 30, 2023 from September 30, 2022, and is primarily attributable to decreases in accrued expenses and accounts payable.

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

As of August 10, 2023, the Company also has up to 273,044 shares available to be sold under its agreement with Keystone, which it may drawdown on such agreement, subject to trading volume requirements of our common stock and further subject to the blackout period referenced above.

In May of 2023, we closed an underwritten public offering of shares of out common stock at a public offering price of $2.10 per share. Net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses were approximately $2.5 million.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date hereof.  Our current capital resources, including our equity line of credit with Keystone may not be sufficient to support our planned operations for the next twelve months from the date hereof. We believe that our cash and cash equivalents on hand should be sufficient to fund operations, however, depending upon our operating results and cash burn over the next five months, we may be required to raise additional capital to fund operations or scale back our operations or  accrue Series A Preferred dividends. We expect to continue to incur losses for the foreseeable future as we continue our efforts to increase sales, develop additional products, seek acquisitions and mergers, continue research and development, reduce operating expenses and attempt to achieve profitability. The rights and preferences of our outstanding shares of our Series A Preferred continues to create challenges with M&A opportunities. Furthermore, in the event we identify an acquisition candidate, such acquisition may require immediate capital to close such acquisition. These factors, individually and collectively, raise substantial doubt about our ability to continue as a going concern, and therefore, could materially limit our ability to raise additional funds through an issuance of debt or equity securities or otherwise.

During the three and nine months ended June 30, 2023 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative cash dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. Unless the Company’s balance sheet significantly improves soon, the Company will be prohibited under the North Carolina Business Corporation Act from paying dividends and ultimately not pay (and accrue) monthly dividends. Under North Carolina law, no distribution may be made if, after giving it effect: (1) the corporation would not be able to pay its debts as they become due in the usual course of business; or (2) the corporation's total assets would be less that the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Further, notwithstanding these factors, we may not have sufficient cash in the future to pay dividends on the Series A Preferred Stock. The Company’s board of directors has recently adopted resolutions declaring it advisable to amend the Certificate of Designation for the Series A Preferred Stock to provide that each share of Series A Preferred will be automatically converted into three shares of common stock and directing that the proposed amendment be submitted for consideration by the Company’s shareholders at a Special Meeting on September 22, 2023. The amendment requires the approval of both our Series A Preferred and common stock holders, voting as separate classes.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $4.0 million and $13.0 million for the nine months ended June 30, 2023 and 2022, respectively. Management believes the quarterly cash consumption should continue to improve in subsequent quarters.

Adjusted EBITDA

To supplement the Company's unaudited interim consolidated financial statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company's performance that either excludes or includes amounts, or is subject to adjustment that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. Adjusted EBITDA as presented below is a non-GAAP measure.

cbdMD defines Adjusted EBITDA as Earnings Before Interest, Taxes, Depreciation and Amortization excluding (1) stock based compensation; (2) one time inventory adjustments; (3) impairment of goodwill and other intangible items; (4) one-time severance accruals; (5) non-cash trade credits; and  (6) accruals/expenses for discretionary bonuses.

Our management uses and relies on Adjusted EBITDA, which is a non-GAAP financial measure. We believe that management, analysts and shareholders benefit from referring to the following non-GAAP financial measure to evaluate and assess our core operating results from period-to-period after removing the impact of items that affect comparability. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the excluded items described below.

We have included a reconciliation of our non-GAAP financial measure to the most comparable financial measures calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between cbdMD and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable rules of the Securities and Exchange Commission.

The following table presents a reconciliation of GAAP loss form operations to Adjusted EBITDA.

Adjusted EBITDA for the three and nine months ended June 30, 2023 and June 30, 2022 is as follows:

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
(Unaudited)

GAAP (loss) from operations	$(1,823,653)	$(33,126,659)	$(7,270,479)	$(63,283,120)
Adjustments:
Depreciation & Amortization	375,579	435,910	1,132,789	1,377,361
Employee and director stock compensation (1)	61,017	(938,285)	315,982	851,517
Other non-cash stock compensation for services (2)	-	884,892	-
Inventory adjustment(3)	-	-	-	878,142
Impairment of Goodwill and other intangible assets (4)	-	30,776,436	-	48,805,436
Accrual for severance	-	107,261	129,761	129,761
a360 non-cash trade credit	778,703	-	887,039	-
Accrual / expenses for discretionary bonus	-	-	-	150,000
Non-GAAP adjusted EBITDA	$(608,354)	$(2,745,337)	$(3,920,016)	$(11,090,903)

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

(4) Represents non-cash goodwill impairment of $30,776,436 during the June 2022 quarter in addition to 13,898,285 of non-cash goodwill and impairment of the cbdMD trademark of $4,285,000 during the balance of the nine months ended June 2022.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2022 10-K. See also "Liquidity and Capital Resources" above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except for those unregistered securities previously disclosed in reports filed with the SEC, we have not sold any securities without registration under the Securities Act during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
1.1	Underwriting Agreement dated as of April 30, 2023 between cbdMD, Inc. and Maxim Group LLC	8-K	5/3/23	1.1

2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Articles of Amendment of Articles of Incorporation, as amended, of cbdMD, Inc. effective April 24, 2023 - reverse stock split	8-K	4/27/23	3.1

3.9	Bylaws, As amended	1-A	9/18/17	2.6

4.1	Form of Representative's Warrant	8-K	5/3/23	4.1

10.1	Agreement for Advertising Placement dated February 1, 2023 +	S-1	3/13/23	10.17

10.2	Side Letter - Keystone Capital Partners, LLC	S-1	3/13/23	10.20

10.3	Common Stock Purchase Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/2023	10.1

10.4	Registration Rights Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/2023	10.2

31.1	Certification of Principal Executive Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)				Filed

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

cbdMD, INC.

August 10, 2023	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Interim CEO,
principal executive officer

August 10, 2023	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer,
principal financial and accounting officer