Form 10-K
period 2023-09-30
cbdMD, Inc.
filed 2023-12-22
CIK 1644903

Non

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $12,717,633.18 on March 31, 2023.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,960,944 shares of common stock are issued and outstanding as of December 11, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders which the registrant currently anticipates will be filed with the SEC on or before January 28, 2024.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics” and Proline Global, LLC a North Carolina limited liability company which we refer to as "Proline Global". In addition, "fiscal 2022" refers to the year ended September 30, 2022, and “fiscal 2023” refers to the year ended September 30, 2023.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:
●	our history of losses, potential liquidity concerns, need to raise additional capital to fund our business in the future, and our ability to continue as a going concern;
●	our reliance to market in key digital channels;
●	our ability to acquire new customers at a profitable rate;
●	our reliance on third party raw material suppliers and manufacturers; and
●	our reliance on third party compliance with our supplier verification program and testing protocols.
●	material risks associated with regulatory environment for CBD, including:
●	federal laws as well as FDA or DEA interpretation of existing regulation;
●	state and local laws pertaining to industrial hemp and their derivatives;
●	costs to us for compliance with laws and the risks of increased litigation; and
●	possible changes in the use of CBD.
●	material risks associated with the ownership of our securities, including;
●	the risks for failing to comply with the continued listing standards of the NYSE American;
●	availability of sufficient liquidity;
●	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;
●	our inability to pay dividends on our Series A Convertible Preferred Stock; and
●	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series A Convertible Preferred Stock.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and hempMD. We believe that we are an industry leader producing and distributing hemp derived solution including broad spectrum CBD products and full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing cannabinoid education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum and Delta 9 products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining small amounts of THC that falls within the limits set in the 2018 Farm Act. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications and Proline Global that houses some of our newer brands.

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

Our hempMD brand is a curated line of hemp derived solutions that we believe will open up several new customer acquisition channels.

cbdMD, Paw CBD and hempMD products are distributed through our e-commerce websites, third party e-commerce sites, select distributors and marketing partners as well as a variety of brick-and-mortar retailers.

Recent Developments

Management continues to be very focused on delivering positive earnings through a combination of optimizing our product portfolio, right-sizing our cost structure and investing in marketing that will provide positive return on customer acquisition.  During fiscal 2023 we made significant changes to our marketing and overall operations including re-platforming our website to significantly reduce our operating costs.  While revenue decreased, our cash burn has been significantly reduced.

At the end of our third fiscal quarter of 2023 we changed our e-commerce platform to focus on our customer experience and conversion rates.  As part of this plan, we planned a site refresh that launched during November of 2023.  We continue to focus on our site optimization to ensure we have the industry-best customer experience on our website.  As part of our platform change, we concentrated on our subscription base and have seen a strong increase in subscribers year over year and this has accelerated since our platform change.

During the fourth quarter of fiscal 2023 we also attempted to convert the Series A Preferred stock to common stock through a shareholder vote to amend our Series A Preferred Stock designation.  Ultimately, we were unable to get the required votes needed to approve the amendment and we canceled the shareholder meeting.  We believe the combined market capitalization of both our common and Series A Preferred is being impacted due to our current capital structure.  Our goal is to simplify our capital structure and we believe it will help unlock additional equity value and open up more strategic activity for the Company.

Our Paw CBD brand won yet another Pet Innovations awards this year from Independent Innovations Awards, an independent awards association.  This year our Dog Hip and Joint won the Dog Product of the Year for soft chews. In December of 2023, cbdMD products were awarded been named a bronze winner in two distinguished categories at the esteemed Best in Biz Awards. The Company’s CBD Freeze Roll-On has been recognized in the Consumer Product of the Year category, while cbdMD PM Softgel Capsules - NSF Certified for Sport® has been honored in the Best New Product of the Year consumer category.

During October 2023, the Company launched its hempMD product line of hemp-derived functional products and have begun opening up additional sales channels, including Amazon.

cbdMD recently expanded its retail reach in December 2023 by launching several products throughout Sprouts Supermarkets.

We have spent significant resources focused on state and national regulatory matters and believe lack of a clear regulatory framework has a negative impact and limits the opportunity for CBD companies that act with integrity and invest in responsible quality and safety standards.  We continue to believe in the long term benefits of hemp-derived cannabinoids, but see a longer-term horizon for federal regulatory clarity.  As a result, in late 2023 and into early fiscal 2024 the Company has focused on expanding into categories that do not have as many regulatory and channel hurdles.

During December 2023, the Company launched its new functional mushroom line of products with its Super Gummy under the ATRx brand on ATRxlabs.com.  At our core, we believe in natural health and wellness solutions and we believe in the benefits derived from functional mushrooms in addition to hemp.  We are working to open up additional channels and are in discussions with a large retailer to anchor the launch of 4 new SKUs under the ATRx brand during the balance of fiscal 2024.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2024 and beyond:

●	Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy claims and absorption. We regularly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of improving our product offerings. During fiscal 2023 we focused on expanding some of our core line of products. This included adding to our NSF for Sport product line, as well as our line of Delta 9 gummies and microdose products. In addition, we expanded our line up by launching our proprietary hemp blend under hempMD. In November of 2024 we launched our new CBG tincture and during the first quarter of fiscal 2024 we launched our new nootropic mushroom line under the ATRx brand. We have a robust pipeline of cannabinoid and non-cannabinoid products to launch during fiscal 2024.

●

Expand our revenue channels: During fiscal year 2023, our wholesale business continued to face macro industry contraction trends that we believe are tied to low-dose, high-priced products. We continued to pursue relationships with traditional retail accounts and believe our top brand awareness and effective marketing position us as a preferred CBD partner for key traditional retail accounts as this channel has continued to normalize. During the first quarter of fiscal 2024 we launched several SKUs into Sprouts retail footprint. We continue to assess our product channel fit and working with retailers and distributors alike to further grow this channel.

●	International Expansion: We continue to explore sales in markets outside of the United States. Our products are currently available in 31 countries. We generally partner with local wholesalers and local legal counsel who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are gaining market share in Central America through our sanitary registration approvals. We are also expanding our E-commerce business to consumers in the United Kingdom (UK) by expanding onto Amazon’s platform during fiscal year 2023 and are continuing to grow this channel quarterly. In March 2021, we officially filed our Novel Food Application with the United Kingdom’s Food Standards Agency (“FSA”) and the European Union’s (“EU”) Food Safety Agency (“EFSA”) and received validation notices during 2022. The UK government has not provided clarity on the timeline to complete their FSA process.

●	Cultivate Additional Brands: We continue to operate and attempt to grow the Paw CBD business. During fiscal 2024 we launched hempMD as a separate brand and in December 2023 we launched our new nootropic mushroom line under the ATRx brand. We believe there is ongoing opportunities with these brands to focus on education, cross-selling and customer retention.

●

Acquisitions: We evaluate acquisitions where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company.

Marketing

cbdMD and its brands are primarily direct to consumer brands and our focus is to grow our base of customers by profitability acquiring new customers while minimizing churn.  We employ a multi-channel media approach that allows us to market our brand and products through various distribution efforts, which includes sports and athletes sponsorships, professional partnerships, social media engagement, podcasts, digital and television advertising, affiliate marketing, and influencer endorsements. During fiscal year 2023 we also operated with media partnerships with the Joe Rogan Experience, and a360 Media, LLC.  In addition, we work with our retail partners on various marketing efforts to focus on shelf velocity.

During fiscal year 2023 and fiscal year 2022 we spent approximately $6.9 million and $16.4 million, respectively, on brand development, sponsorships and marketing.

During fiscal 2023 we reviewed our customer analytics to better understand customer habits and attribution and identify opportunities to lower our cost of customer acquisition and improve lifetime value.  As such we have rationalized a significant amount of marketing spend throughout the year eliminating expensive sponsorships, influencers and digital spend where we could not derive strong attribution, return on allocated capital and resources, or generate sufficient brand exposure.  Our goal is to continue to thoughtfully invest in expanding our already highly recognizable brand and place increased emphasis on consumer, retailer and regulatory education. Our goal is to provide a compelling message to consumers and educate them about our superior science, safety and clinical efficacy to attract more consumers to our brands as well as enlighten more retailers to the opportunity and gain more widespread regulatory acceptance.

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

During fiscal year 2023, our e-commerce business experienced continued growth, with year over year increases in new e-commerce customers. For fiscal 2023, approximately 80% of sales were e-commerce as compared to approximately 75% in 2022. While our revenue trends shifted, we continue to work to expand the stores we serve on our B2B brick and mortar side of our business in addition to distributors that carry our products.

Product manufacturing

We are committed to producing a safe, high-quality product with testing transparency. We only use cannabinoids extracted from hemp grown in the United States in our products. All suppliers and manufacturers meet strict quality requirements and are validated producers of hemp under state and federal laws.

During fiscal 2022 the Company completed the sale of its manufacturing assets to Steady State, LLC, significantly reducing its fixed overhead costs, migrating to a more variable cost structure, as now all production is outsourced to various manufacturers under short term agreements.

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

As a consumer goods brand dedicated to providing the highest quality hemp extracted cannabinoid consumer products on the market, we strive to meet or exceed the FDAs Good Manufacturing Practice (GMP) guidelines. These guidelines provide a system of processes procedures and documentation to assure a product is manufactured consistently, in a safe manner, and meets label claims for identity, strength, composition, quality, and purity. Our warehouse operation encompassing 80,000 square feet, is fully GMP compliant and NSF dietary supplements certified. Quality of products is a key tenant of our operations. During the second quarter of fiscal 2023 we renewed our NSF GMP 455 certification.  We also hold the National Animal Supplement Counsel’s (“NASC”) prestigious Quality Seal Award.  In addition, during fiscal 2022 we were the first CBD company to commercialize THC Free SKUs that were NSF Certified Products, which is a prestigious third-party guarantee that ensures what we say is in the product is actually in the product. We also spearheaded NSF’s Certified for Sport (CFS) for cannabinoid products and were the first company to commercialize products under this rigorous program that gives assurances that a person consuming an NSF CFS product will not fail a World Anti Doping Agency (WADA) test for banned substances, thus assuring our customers they can safely consume our CFS products.

Research and development and product enhancements

New product development efforts are focused on both near-term and long-term results for the Company. The key objectives and input points driving cbdMD’s research and development process include current product improvement efforts and new product development activities. Our product improvement efforts include consumer feedback analysis, market research on emerging trends, and feedback from panels of product testers, among others. In the fourth quarter of fiscal 2023 we expanded our feedback analysis to include biometric device monitoring and expect statistically relevant data to be generated as early as the mid-third quarter of fiscal 2024. We also conduct in-depth market research campaigns and sample size testing and research. Our new product development activities include market research, projecting future product trends, research and identification of clinically proven, proprietary functional ingredients, and research to develop new product offerings, in-depth product testing, and package and graphic development. The Company is continually exploring exclusive partnerships with well-known and established dietary supplement ingredient manufacturers to include their proprietary and clinically studied ingredients in functional combination products to address specific consumer needs in large market segments. The first such partnership was entered into with Unigen Corporation to include their proprietary pain reduction ingredient Univestin in a first of its kind CBD product to address the +$30 billion market for pain management drugs.

cbdMD Therapeutics, the clinical research arm of the Company, completed two clinical studies in fiscal year 2023:

In the first quarter of fiscal 2023, the Company concluded a randomized, double blind, placebo controlled clinical trial in healthy adults utilizing its proprietary hemp extract blend which demonstrated significant benefits in many areas, including reduction of pain, reduced inflammation, and improved mood, and these results are further driving the refinement of current products and the development of new products which utilize the same proprietary blend of hemp extracted cannabinoids.

In third quarter of fiscal  2023 the Company concluded a randomized, double blind, placebo controlled clinical study in dogs performed in conjunction with Colorado’s State University’s veterinary program. Results indicate that our proprietary broad spectrum hemp extract improved mobility, gait, and quality of life in dogs with osteoarthritis. These results will provide claims related to our proprietary broad spectrum blend’s efficacy and drive new product development to address the needs of the nearly $2 billion canine arthritis treatment market according to Expert Market Research.

The results from both of the clinical studies inform product development and marketing efforts, and will serve as preliminary data for future clinical studies.  Publications of the results of the studies is expected sometime in fiscal year 2024.

The second paper from the Company’s comprehensive safety study was published in the fourth quarter of fiscal 2023. We believe the paper was groundbreaking in the hemp derived cannabinoid industry and was immediately cited in additional safety papers. To our knowledge the data in the publication established cbdMD as only the second company in the world to publish actual clinical safety data on CBD isolates with an extensive number of studies and data in the publication.

Intellectual property

We hold a portfolio of U.S. trademark applications which are held for current and future product offerings and extended branding capability. The portfolio, includes but is not limited to trademarks set forth below:

Mark	Federal registration No.	Filing date	Description of Mark Usage
DIRECT CBD ONLINE	6324509	5/10/2019	Service mark
DIRECT CBD ONLINE	6399287	5/10/2019	Service mark
cbdMD	88451429	5/29/2019	Stylized word mark (logo in color)
cbdMD	88451502	5/29/2019	Standard word mark
Paw CBD	88697605	10/19/2019	Standard word mark
CBDMD	88944504	6/2/2020	Standard word mark
hempMD	88109782	6/29/2021	Standard word mark
ATRX	98209919	10/04/2023	Standard word mark

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

The Company’s U.S. Patent Application No.: 17/359,193 is currently under examination and we expect it to be granted sometime in FY 2024. This patent is expected to provide protection in several key areas, including novel formulations and delivery systems, as well as methods of manufacturing and use.

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

In addition to www.cbdmd.com, www.pawcbdmd.com, www.hempMD.co, and www.directcbdonline.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registers or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Competition

The CBD-based market has remained fragmented with over 2,000 brands in the category with no clear dominant brand in the US. Our competitors of CBD and cannabinoid-based products include a combination of public and private companies who operate as combination of e-commerce and wholesale brands as well as brick and mortar retail operations.

Government Regulations

On December 20, 2018, the President of the United States signed the Farm Bill into law. Among other things, this new law changed certain federal regulations relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and hemp products containing less than 0.3 percent delta-9-tetrahydrocannabinol (THC), including removing hemp and derivatives of hemp from the Controlled Substance Act. On January 15, 2021 the USDA issued its final rule regarding the Establishment of a Domestic Hemp Production Program which authorized hemp to be grown and processed legally in the United States and made it legal to transport hemp and its derivatives in interstate commerce.

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

In fiscal 2021, we submitted a Novel Foods dossier with both the EU Food Safety Agency (FSA) and the United Kingdom’s Food Safety Agency (UK FSA). “Novel Foods” are foods which have not been widely consumed in the UK or the EU before May 1997. Before a Novel Food can be marketed in the UK or EU, it is required to have a pre-market safety assessment and authorization. The UK has waived the pre-market requirement and is allowing post market submissions for products that were in the marketplace prior to February 2020, which qualifies several products.

As of this filing, the Company is in the Risk Assessment stage of the Novel Food approval process in the UK and on hold in the EU pending further determinations by the EU Food Standard Agency. The Company is one of only a handful of original companies submitting Novel Food applications which have been validated and entered the Risk Assessment phase in the UK. The Company is currently actively selling its products in the UK and strongly believes its products will ultimately be approved once the administrative delays in the UK are cleared.

Human Capital

At December 1, 2023 we had approximately 52 full-time employees. There are no collective bargaining agreements covering any of our employees.

We believe that cbdMD’s success depends on our ability to attract, develop and retain key personnel. We believe that the skills, experience and industry knowledge of our key employees significantly benefit our operations and performance.

Employee levels and expertise are assessed and reviewed on a regular basis and management believes it has sufficient human capital to operate its business successfully.

Additional information

Information on the history of our company can be found in Note 1 to the notes to our consolidated financial statements appearing later in this report.

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

We reported losses from operations of $24.2 million and $78.3 million for fiscal year 2023 and fiscal year 2022, respectively. Included in our loss from operation is a non-cash $0 and $56.6 million impairment of goodwill for fiscal year 2023 and fiscal year 2022, respectively as well as an impairment of $13.2 and $4.3 million on our trade names for fiscal 2023 and 2022, respectively. Not included in our loss from operations for fiscal 2023 is a $0.70 million impairment non-cash charge pertaining to our ownership interest in Steady State, LLC  as well as a non-cash income of $0.19 million and non-cash expense of $8.47 million for fiscal 2023 and fiscal 2022, respectively, reflecting a change in value of the contingent liability associated with the Earnout Shares (as hereinafter defined) primarily as a result of the change in the market price of our common stock. Until such time, if ever, that we are successful in generating gross profits which are sufficient to pay our operating expenses it is likely we will continue to report losses from operations in future periods.

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

In the event our revenues do not increase, we will need to raise additional capital to fund our operations in furtherance of our business plan.

Until we are profitable, we will need to raise additional capital during the current fiscal year in order to fund our operations in furtherance of our business plan. A potential financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

Our current capitalization limits our ability to make strategic or accretive acquisitions or attract new investors.

Our management has engaged in several strategic discussions for both soliciting strategic investment as well as mergers and acquisitions (“M&A”). Our outstanding shares of Series A Preferred Stock continues to substantially limit opportunities to negotiate strategic investment or M&A. Potential investors and merger candidates view both the dividend obligation as well as the $50 million in Series A Preferred Stock liquidation preference a challenging burden, which impacts management’s ability to negotiate potential opportunities at reasonable terms and conditions. Additionally, the change of control rights of the Series A Preferred, which provide for a $55 million redemption right, effectively prevents any future third party from making a bona fide offering to acquire our company or our assets which could provide value to our shareholders. As we continue to act on our plan to rebuild revenues and seek accretive acquisition opportunities and working capital (although as of the date of this report we currently do not have any pending or potential acquisitions or financing alternatives), our outstanding shares of Series A Preferred Stock negatively affect our ability to seek, engage and conduct strategic transactions or raise capital that could have a significant positive impact for its shareholders.

Our recent negative growth rates may continue.

We have now had 2 consecutive fiscal years of revenue declines as the industry and Company have faced numerous headwinds.  Net sales decreased $11.2 million or 32% to $24.2 million in fiscal 2023 and $9.0 million, or 20%, to $35.4 million in 2022, as compared to $44.5 million in 2021. This decrease was primarily driven by a decrease in total orders year over year in both our direct to consumer and wholesale divisions and we believe associate with (i) changes in social algorithms and IOS that affect effectiveness and cost of marketing and acquiring new customers, (ii) access to certain channels, (iii) ongoing competitive environment, (iv) statements from the FDA that negatively impacted retailer interest in the category, (v) significant inflationary pressures on consumers and businesses alike and (vi) a significant reduction in marketing spend as we rationalize expenses.  Despite this reduction in revenue, we have made consistent reduction of quarterly cash consumed by the business over this 2 year period. We believe that our revenue growth will depend upon, among other factors:

●	Increasing U.S. brand awareness;
●	Our ability to obtain adequate protections for our intellectual property;
●	Product innovation to expand our total addressable market; and
●	International expansion.

We made significant changes to our headcount to rationalize our expenses.  We are continuing to implement policies and procedures that we believe are appropriate for a company of our size. We may continue to experience difficulties as we continue to implement changes to our business and related policies and procedures to manage our business to positive cash flow.  This process may increase the strain on our resources, and we could experience operating difficulties, including without limitations, difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brand may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

In addition, we may make investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products with newly developed products and through acquisitions. If our sales do not increase at a sufficient rate to offset our operating expenses, our losses may increase in future periods.

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

A large part of our success depends on our ability to attract new customers in a cost-effective manner. We have made, and may continue to make, significant investments in attracting new customers through advertising spends on social media, radio, podcasts, targeted email communications, other media and events, sponsorships, and influencer sponsorships. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns and the cost of acquiring new customers may increase over time. Additionally, regulation, algorithms, or participants in the digital marketing ecosystem may change rules for our industry or access to available demographics which may result in significant changes in the ability to target key demographic pools, impacting our ability to target our customers effectively. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our business may be harmed.

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

We currently hold short-term supply and manufacturing agreements with unaffiliated third-party vendors for our critical raw materials. In addition, our products are manufactured, compounded, and packaged by unaffiliated third parties and the use of these third-parties changes from time to time due to customer demand and the composition of our product mix and product portfolio. We do not have any long-term committed contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and imported packaging material capacity. If we experience significant increased demand or need to replace an existing raw material supplier or third-party manufacturer, there can be no assurances that replacements for these third-party vendors will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in raw materials and/or the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

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

If our other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

During fiscal year 2023 and 2022, we incurred $0 and $56.67 million, respectively of goodwill impairment and $13.22 and $4.29 million, respectively, of intangible impairment as noted in Note 5 of our financial statements. We may be required to record future impairments of other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

RISKS RELATED TO THE REGULATORY ENVIRONMENT FOR CBD

Lack of clarity and changes to Federal or state laws pertaining to industrial hemp could slow the use of industrial hemp which would materially impact our revenues in future periods.

Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, expansion of current state approvals for hemp products, and further amendment or supplementation of legislation at the federal level, including re-authorization and expansion of the hemp language in the upcoming 2024 Farm Act. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

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

We are currently unable to pay dividends on the Series A Convertible Preferred Stock.

During August 2023, the Company’s board of directors suspended dividend payment on the Series A Convertible Preferred Stock. We do not anticipate paying any accrued or future dividends on our Series A Convertible Preferred Stock in the future. In order for us to be eligible to pay the dividend, state law requires us to (i) either be able to pay our debts as they become due in the usual course of business, or (ii) have total assets that are greater than the sum of our total liabilities plus the amount that would be needed if we were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations in an amount sufficient to enable us to make distributions on our common stock and preferred stock, including the Series A Convertible Preferred Stock, or to fund our other liquidity needs.

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

The voting rights for a holder of Series A Convertible Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights. Holders of the shares of Series A Convertible Preferred Stock do not have any voting rights other than as set forth below in the next two sentences or unless dividends on the Series A Convertible Preferred Stock are in arrears for each of 12 or more consecutive monthly periods, in which case the holders of the Series A Convertible Preferred Stock will be entitled to vote as a separate class for the election of two additional directors to serve on the board of directors until all dividends that are owed have been paid. Holders of shares of Series A Convertible Preferred Stock, voting as a class, are also entitled to vote if we should seek to issue or create any class or series of capital stock ranking senior to the Series A Convertible Preferred Stock with respect to dividends or distributions, in which event the consent of holders of at least two thirds of the then outstanding Series A Convertible Preferred Stock is required. The consent of the holders of two thirds of the Series A Convertible Preferred Stock, voting as a class, is required if we were to seek to adopt any amendment to our articles of incorporation or bylaws that would materially affect existing terms of the Series A Convertible Preferred Stock, or increase the number of authorized shares of that series, other than in connection with the anti-dilution provisions, or if we seek to create a series or class which ranks pari passu with the Series A Convertible Preferred Stock. Other than these limited circumstances and except to the extent required by law, holders of Series A Convertible Preferred Stock do not have any voting rights.

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

We presently have options, unvested restricted stock awards and warrants that if exercised would result in the issuance of an additional 93,222 shares of our common stock, and our Series A Convertible Preferred Stock is presently convertible into an additional 185,223 shares of common stock. The issuance of shares upon exercise of warrants and options and/or the conversion of shares of our Series A Convertible Preferred Stock will result in dilution to the interests of other shareholders.

Company’s former Co-CEO’s ongoing legal challenges with the SEC could impact customers and investors perception of the Company.

In May of 2022, our former Co-CEO was indicted civilly by the SEC for activities prior to 2019. While the Company was not named as a defendant and we strongly believe no improprieties occurred by the Company, his ongoing legal proceedings and any association could impact customers and investors perception of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY.

Our headquarters are located in approximately 50,000 square feet in a modern two-story building in Charlotte, North Carolina which we sub-lease under an agreement which began August 1, 2019 and goes through December 2026. The agreement calls for an annual base monthly rent of $76,041 for the first year and escalates 3% annually. We are currently behind in lease payments on our headquarter facility, received a default notice from the landlord in September 2023, and are attempting to renegotiate with the landlord and find another party to sublet or assume our lease.  We also have an 80,000 square foot warehouse in Charlotte, North Carolina under an agreement which began November 2019 and goes through December 2024. The agreement calls for an annual base monthly rent of $34,766, inclusive of monthly TICAM for the first year and the rent escalates 3% annually.  We currently sublet a portion of our warehouse to offset its expense.

ITEM 3. LEGAL PROCEEDINGS.

In December 2019, Cynthia Davis filed a purported collective and class action lawsuit in the United States District Court for the Central District of California against cbdMD and certain of our competitors alleging violations of the California’s Unfair Competition Law, California’s False Advertising Law and California’s Consumer Legal Remedies Act, as well as claims for Breach of Express Warranties, Breach of Implied Warranty of Merchantability and Declaratory Relief. On March 4, 2021 the Court granted cbdMD’s motion to stay the case until the FDA or Congress takes definitive action on the regulatory status of CBD and the case remains in this status as of this filing. The Company believes this matter will eventually be dismissed but there is no timeline on when the FDA or Congress will take action so the case is expected to be stayed indefinitely.

In April 2019 our wholly owned subsidiary, CBDI, filed a cancellation proceeding before the U.S. Patent and Trademark Office Trademark Trial and Appeal Board (TTAB) against Majik Medicine, LLC to cancel its issued supplemental register trademark for “CBD MD” on multiple grounds. On February 12, 2021 CBDI filed a complaint against Majik Medicine in Federal Court in North Carolina seeking, among other things, the cancellation of Majik Medicine’s CBD MD mark on various grounds (the “Civil Action”). On April 28, 2021 the TTAB ruled in favor of a motion filed by CBDI to suspend the cancellation proceedings pending final determination in the Civil Action. The case is currently in the discovery phase. The Company will continue to vigorously pursue its rights and protect the cbdMD brand.

In 2022 the global settlement between Company and Plaintiffs in the matter of Warshawsky et al v. cbdMD was approved by the court and the case was dismissed with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since May 1, 2019, commensurate with our name change, our common stock has been listed on the NYSE American under the symbol “YCBD” and from November 17, 2017 through May 1, 20219 our common stock was listed on the NYSE American under the symbol “LEVB.”

Our Series A Convertible Preferred Stock has been listed on the NYSE American since October 21, 2019 under the symbol “YCBDpA.”

As of December 9, 2023, there were approximately 11,419 street owners of our common stock and 1,462 street holder of our Series A Convertible Preferred Stock. These amounts do not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

Series A Convertible Preferred Stock

As of the date of this filing, there are 5 million shares of our Series A Convertible Preferred Stock outstanding. The designations, rights and preferences of our Series A Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, monthly cumulative cash dividends at an annual rate of 8.0%, which is equivalent to $0.80 per annum per share, based on the $10.00 liquidation preference. Dividends on the Series A Convertible Preferred Stock will accrue daily and be cumulative from, and including, the first day of the calendar month in which the shares are issued and will be payable monthly in arrears approximately on the 15th day of each calendar month. From November 1, 2019 until August 1, 2023 the Audit Committee of our board of directors declared a cash dividend of $0.0667 per share of Series A Convertible Preferred Stock payable on or around the 15th of each month to holders of record on the first of each month. On August 22, 2023 the Board of Directors suspended the monthly cash dividend payment on the Company’s 8.0% Series A Cumulative Convertible Preferred Stock beginning with the month ending August 31, 2023 as the Company conserves cash in order to continue its efforts to increase sales, develop additional products, continue research and development, reduce operating expenses and attempt to achieve profitability. See “Risk Factors”.

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

During 2023 we continued to focus on our path to profitability by lowering our costs and focusing on the customer experience. We transitioned a significant part of our organization during the first half of the year in addition to our ecommerce platform at the end of the third quarter.  Fiscal 2023 proved to be more challenging for the Company and industry as a whole as inflation reached 30 year records.  While we have not yet achieved positive operating income, management has worked hard to rationalize cost structure during fiscal 2023 and we have successfully achieved 8 sequential quarters of Non-GAAP Adjusted Operating Income improvement, although our revenues were negatively impacted as we tightened our marketing spend and consumers were impacted by inflation trends.  Operationally we continued to optimize our product portfolio, adding to our NSF for Sport as well as our hemp-derived delta 9 line of products.  Since year end we added the hempMD and ATRX line of products to open up and expand our distribution channels and customer base and refreshed our website to improve the customer experience.  We believe we are well positioned to take market share during fiscal 2024.

Results of operations

The following tables provide certain selected consolidated financial information for the fiscal years ended September 30, 2023 and 2022:

	Fiscal	Fiscal
	2023	2022	Change
Total net sales	$24,155,362	$35,403,224	$(11,247,862)
Cost of sales	9,177,703	13,066,639	(3,888,936)
Gross profit as a percentage of net sales	62.0%	63.1%	-1.1%
Operating expenses	24,246,208	39,647,130	(15,400,922)
Impairment of goodwill and other intangible assets	13,219,000	60,955,970	(47,736,970)
Operating loss from operations	(22,487,549)	(78,266,515)	55,778,966
(Increase) decrease on contingent liability	185,638	8,473,999	(8,288,361)
Net loss before taxes	(22,938,209)	(70,083,693)	47,145,484
Net loss attributable to cbdMD Inc. common shareholders	$(26,940,209)	$(74,085,698)	$47,145,489

The following tables provide certain selected unaudited consolidated financial information for the three months ended September 30, 2023 and 2022:

	September	September
	2023	2022	Change
Total net sales	$5,710,745	$7,859,625	$(2,148,880)
Cost of sales	2,161,900	2,844,744	(682,844)
Gross profit as a percentage of net sales	62.1%	63.8%	-1.7%
Operating expenses	5,546,915	7,913,256	(2,366,341)
Impairment of goodwill and other intangible assets	13,219,000	11,996,249	1,222,751
Operating income from operations	(15,217,070)	(14,894,624)	(322,446)
(Increase) decrease on contingent liability	31,867	228,000	(196,133)
Net loss before taxes	(15,874,941)	(14,631,432)	(1,243,509)
Net loss attributable to cbdMD Inc. common shareholders	$(16,875,436)	$(15,631,932)	$(1,243,504)

Sales

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales for the fiscal years ended September 30, 2023 and 2022.

	Fiscal 2023	% of total	Fiscal 2022	% of total
E-commerce sales	$19,436,124	80.5%	$26,435,203	74.7%
Wholesale sales	4,719,238	19.5%	8,968,021	25.3%
Total Net Sales	$24,155,362		$35,403,224

In addition, the following table provides information on the contribution of net sales by type of sale to our total net sales for the three months ended September 30, 2023 and 2022 (unaudited):

	September 30,		September 30,
	2023	% of total	2022	% of total

E-commerce sales	$4,639,651	81.2%	$6,274,482	79.8%
Wholesale sales	1,070,946	18.8%	1,585,143	20.2%
Total Net Sales	$5,710,597		$7,859,625

Total net sales during the fiscal year ended September 30, 2023 decreased by approximately $11.2 million, or 32% as compared to fiscal year ended September 30, 2022. Wholesale sales decreased by approximately $4.2 million, or 47% year over year while E-commerce sales decreased by $7.0 million or 26%.  The change in revenue was driven by a combination of broader CBD category softness which we believe is partially attributed to the macro inflationary environment in addition to management reducing unprofitable marketing expenses that resulted in an increase in net contribution, in addition to some stock outages later in the year.  Net sales for the fourth quarter declined 27% year over year as a result of industry trends, a reduction of marketing spend and lower wholesale pricing initiatives with our new high-strength products that launched mid-September of 2022.

Of our total net sales as indicated above, during the fiscal years ended September 30, 2023 and 2022 our Paw CBD line accounted for net sales of $2,404,787 and $3,748,779, respectively. The year over year decline in our Paw CBD brand is due to increasing competition and a rationalization in marketing efforts specific to the brand.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 38.0% and 36.1% for fiscal years ended September 30, 2023 and 2022, respectively. While we made significant strides to reduce our overall fixed overhead cost associated with our cost of goods sold during fiscal 2022, gross margins for the year were impacted by lower overhead absorption based on lower revenue and ongoing product mix change from high-margin tinctures to gummies and functional products. For the fourth quarter of fiscal 2023 our cost of sales as a percentage of net sales was 37.9% as compared to 36.2% in the prior year comparative period.  The change reflects the product mix change to our higher strength and additional inventory write downs during the fourth quarter.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses. Our operating expenses on a consolidated basis decreased approximately $15.1 million, excluding impairment charges, or 37.5% for the fiscal year ended September 30, 2023 versus the fiscal year ended September 30, 2022. The decrease can be attributed to management’s efforts to rationalize and right size our expenses across all areas of our business, especially a $5.3 million reduction in payroll, $8.3 million reduction of marketing expenses and $1.0 million of sponsorships. This was partially offset by a $0.8 million non-cash expense as we began amortizing intangibles.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the fiscal years ended September 30, 2023 and 2022:

	Fiscal 2023	Fiscal 2022	Change
Staff related expense	$7,440,687	$12,819,447	$(5,378,760)
Accounting/Legal expense	986,295	1,045,836	(59,541)
Preofessional outside services	846,475	816,584	29,891
Advertising/marketing/social media/events/tradeshows	5,960,458	14,332,235	(8,371,777)
Sponsorships	18,750	1,031,516	(1,012,766)
Affiliate commissions	971,132	1,111,795	(140,663)
Merchant Fees	791,475	1,007,025	(215,550)
R&D and regulatory	173,038	633,392	(460,354)
Non-cash stock compensation	349,245	1,124,130	(774,885)
Intangibles amortization	1,396,459	884,380	512,079
Depreciation	404,280	948,946	(544,666)
All other expenses	4,907,914	3,891,844	1,016,070
Totals	$24,246,208	$39,647,130	$(15,400,922)

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

The following tables provide information on our corporate overhead for the fiscal years ended September 30, 2023 and 2022:

	Fiscal 2023	Fiscal 2022	Change
Staff related expense	$318,762	$1,066,428	$(747,666)
Accounting/Legal expense	704,933	728,250	(23,317)
Professional outside services	428,923	330,633	98,290
Travel expense	-	3,932	(3,932)
Business insurance	783,781	703,107	80,674
Non-cash stock compensation	349,245	1,124,130	(774,885)
Totals	$2,585,644	$3,956,480	$(1,370,836)

The 44.6% decrease in corporate related expenses for the fiscal year ended September 30, 2023 over prior year is primarily due to the decreases in non-cash stock compensation to employees and directors tied to fewer shares issued under our equity incentive plans and at lower prices per share and, decreases in staffing related expenses as well as legal and accounting costs. The decrease was partially offset by $98,000 in professional outside services and increased business insurance rates.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Therapeutics Overhead

Included in our consolidated operating expenses are expenses associated with Therapeutics which are not allocated to the operating business unit, including staff related expenses and R&D and regulatory expenses. The Therapeutic operating expenses include research and development activities for therapeutic applications. Year over year’s decline is primarily driven by the finishing of our clinical studies.

The following tables provide information on our approximate corporate overhead for the fiscal years ended September 30, 2023.  Therapeutics was formed March 15, 2021.

	Fiscal 2023	Fiscal 2022	Change
Staff related expense	$357,871	$338,985	$18,886
Accounting and legal	-	3,119	3,119
R&D and Regulatory	158,795	565,096	(406,301)
Totals	$516,666	$907,200	$(384,296)

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. For the three months ended September 30, 2023, the remaining contingent liabilities associated with the business combination, after the issuance of the second quarter fourth marking period Earnout Shares, were decreased by $0.03 million to reflect their reassessed fair values as of September 30, 2023. This decrease in the contingent liability is mostly due to the change in our common stock share price between June 30, 2023 to September 30, 2023 from $1.40 per share to $1.03 per share. For the twelve months ended September 30, 2023, the contingent liability decreased $0.19 million decrease primarily related to the change in our common stock share price between September 30, 2022 to September 30, 2023 from $10.25 per share to $1.03 per share. The earnout ended November 2023 and we will record a final change in the non-cash contingent liability in the first quarter of fiscal 2024.

In addition, as of September 30, 2023 the measuring period for the Twenty Two Earnout Shares is over, the threshold was not met and there is no longer any value ascribed to this on our balance sheet.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $1.8 million and working capital of $3.4 million at September 30, 2023 as compared to cash and cash equivalents on hand of $6.7 million and working capital of $10.7 million at September 30, 2022. Our current assets decreased approximately 49% at September 30, 2023 from September 30, 2022, which is primarily attributable to cash used by operations. Our current liabilities decreased approximately 13% at September 30, 2023 from September 30, 2022. This decrease is primarily attributable to a decrease in accounts payable and accrued expenses.

During the three and twelve months ended September 30, 2023 we used cash primarily to fund our operations and pay the preferred dividend.

We do not have any commitments for capital expenditures. We have a commitment for cumulative dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. As of September 2023, we have stopped paying this in cash monthly and are accruing this dividend instead.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $1.0 and $2.8 million for the three months ended September 30, 2023 and 2022, respectively $4.3 and $15.0 million for the twelve months ended September 30, 2023 and 2022, respectively.

Non-GAAP Adjusted Operating Income

The non-GAAP Adjusted Income for the three and twelve months ended September 30, 2023 and September 30, 2022 is as follows:

	Three Months		Year Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
(Unaudited)

GAAP (loss) from operations	$(15,217,070)	$(14,894,624)	$(22,487,549)	$(78,266,515)
Adjustments:
Depreciation & Amortization	667,950	455,965	1,800,739	1,833,326
Employee and director stock compensation (1)	33,263	272,613	349,245	1,124,130
Inventory adjustment(2)	70,000	-	70,000	878,142
Impairment of Goodwill and other intangible assets (3)	13,219,000	11,996,249	13,219,000	60,955,970
Incremental bad debt	45,000	-	45,000	-
Accrual for severance (4)	-	-	-	129,761
a360 non-cash trade credit	609,732	-	1,476,967	-
Accrual / expenses for discretionary bonus	-	-	-	150,000
Non-GAAP adjusted (loss) from operations	$(572,125)	$(2,169,797)	$(5,526,598)	$(13,195,186)

(1) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(2) Represents an operating expense related to inventory loss related to regulatory changes impacting labels and packaging and obsolete/expired inventory.

(3) Represents non-cash impairment of the cbdMD, DCO and Technology Relief from Royalty trademarks of $13.21 million during the fourth quarter of fiscal 2023, non-cash impairment of the cbdMD trademark of $4.28 million during the first quarter of fiscal year 2022 and $56.67 million of goodwill impairment during the fiscal year ended 2022.

(4) Represents one-time severance costs incurred as the Company rationalized a number of positions.

Earnout Shares

As described in Note 6 in notes to our consolidated financial statements appearing elsewhere in this report, on March 31, 2021 we entered into Addendum No. 1 to the Merger Agreement with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of the initial 18 month period. The fourth and final marking period runs through November 2023.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customer (“ASC 606”). The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under the standard, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of revenue accounting, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Impairment of Long Lived Assets

The Company reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations. There was $13,219,000 and $4,285,000 of impairment losses recognized related to long-lived assets for the year ended September 30, 2023 and September 30, 2022, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls were effective at September 30, 2023.

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

Our management, including our Interim Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

Changes in Internal Control over Financial Reporting

              There have been no changes in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, but for the additional review procedures renumerated above.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARIND FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2024 Annual Meeting of shareholders to be filed on or prior to January 28, 2024 (the “Proxy Statement”) and is incorporated herein by this reference.

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

The consolidated financial statements and Report of Independent Registered Accounting Firm begin on page 31.

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

ITEM 16. FORM 10-K SUMMARY.

None

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number

1.1	Underwriting Agreement, dated as of April 30, 2023, between cbdMD, Inc. and Maxim Group LLC	8-K	5/3/23	1.1
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/4/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation filed December 5, 2016	1-A	9/18/17	2.5
3.6	Bylaws, as amended	1-A	9/18/17	2.6
3.7	Articles of Amendment to Articles of Incorporation dated April 22, 2019	8-K	4/29/19	3.7
3.8

Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8% Series A Cumulative Convertible Preferred Stock filed October 11, 2019

		8-A	10/11/19	3.1(f)
4.1	Form of common stock certificate of the registrant	1-A	9/18/17	3.7
4.2	2015 Equity Compensation Plan+	1-A	9/18/17	3.8
4.3	Form of stock option award under 2015 Equity Compensation Plan+	1-A	9/18/17	3.9
4.4	2021 Equity Compensation Plan+	8-K	1/14/21	10.1
4.5	Form of Representative’s Warrant dated November 16, 2018	S-1	9/26/18	4.10
4.6	Form of Representative’s Warrant dated May 15, 2019	8-K	5/14/19	4.1
4.7	Form of Representative’s Warrant dated October 16, 2019	8-K	10/16/19	4.1
4.8	Form of Representative’s Warrant dated January 9, 2020	8-K	1/10/20	4.1
4.9	Form of Representative’s Warrant dated December 11, 2020	8-K	12/9/20	4.1
4.10	Form of Representative’s Warrant dated June 28, 2021	8-K	6/30/21	4.1
4.11	Form of Representative’s Warrant dated May 3, 2023	8-K	5/3/23	4.1
10.1	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.2	Office Lease dated July 11, 2019	10-Q	8/14/19	10.1
10.3	Warehouse Lease dated August 27, 2019	10-Q	2/13/20	10.1
10.4	Form of Distribution Agreement dated February 26, 2020 by and among cbdMD, Inc., CBD Holdings, LLC and the members of CBD Holdings, LLC	8-K	2/28/20	10.1
10.5	Endorsement Agreement effective July 1, 2020	10-Q	8/21/20	10.1
10.6	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between cbdMD, Inc. and Martin A. Sumichrast+	8-K	4/21/21	10.1
10.7	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between CBD Industries LLC and R. Scott Coffman+	8-K	4/21/21	10.2
10.8	Asset Purchase Agreement by and among Twenty Two Capital, LLC, cbdMD, Inc., John J. Wiesehan III, Vieo Design, LLC and Bradley D. Trawick dated June 22, 2021	8-K	7/27/21	10.1
10.9	Employment Agreement between cbdMD, Inc. and John Wiesehan III dated July 22, 2021+	8-K	7/27/21	10.2

10.10	John Wiesehan Separation Agreement and General Release dated December 1, 2021+	8-K	12/3/21	10.1
10.11	Executive Employment Agreement dated October 1, 2021 between cbdMD, Inc. and T. Ronan Kennedy+	8-K	10/5/21	10.1
10.12	Amendment 1 to the Amended and Restated Executive Employment Agreement by and between cbd Industries, LLC and R. Scott Coffman Restated Agreement effective January 11, 2022+	8-K	1/18/22	10.1
10.13	Equipment Purchase Agreement effective April 7, 2022 by and between cbd Industries, LLC and Old Belts Extracts LLC	10-Q	5/13/22	10.21
10.14	Separation Agreement by and between Martin A. Sumchrast and cbdMD, Inc., and its subsidiaries effective June 11, 2022+	8-K	6/13/22	10.1
10.15	Membership Interest Transfer Agreement dated June 22, 2022	10-Q	8/11/22	10.22
10.16	Agreement for Advertising Placement dated February 1, 2023	S-1	3/13/23	10.17
10.17	Side Letter – Keystone Capital Partners, LLC	S-1	3/13/23	10.20
10.18	Common Stock Purchase Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.1
10.19	Registration Rights Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.2
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
19.1	Insider Trading Policy				Filed
21.1	Subsidiaries of the Registrant	10-K	12/17/21	21.1
23.1	Consent of Cherry Bekaert LLP				Filed
24.1	Power of attorney (included on signature page of this report)				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
97.1	Clawback Policy				Filed
101 INS	Inline XBRL Instance Document				Filed
101 SCH	Inline XBRL Taxonomy Extension Schema				Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2023	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Interim Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2023	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
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

Name	Positions	Date

/s/ Scott Stephen	Chairman of the Board of Directors	December 22, 2023
Scott Stephen

/s/ Bakari Sellers	Director	December 22, 2023
Bakari Sellers

/s/ William Raines III	Director	December 22, 2023
William Raines III
December 22, 2023
/s/ Sibyl Swift	Director, VP of Scientific and Regulatory Affairs
Sibyl Swift, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

cbdMD, Inc. and subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of cbdMD, Inc. and subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has historically incurred losses, including a net loss of approximately $23 in the current year, resulting in an accumulated deficit of approximately $174 million as of September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Asset Impairment —Finite-lived intangible assets — Refer to Note 5 of the consolidated financial statements.

Critical Audit Matter Description

The Company’s consolidated finite-lived intangible assets, prior to the Company’s impairment analysis, totaled approximately $17.0 million as of September 30, 2023. Finite-lived intangible assets are tested for impairment if events or circumstances indicate that the assets might be impaired. The Company’s impairment evaluation of its finite-lived intangible assets involves the comparison of the fair value of the relevant asset group to their carrying values.

The Company performed an undiscounted cash flow analysis on the asset group and determined that the assets may not be recoverable.  As such, the Company developed an estimate of fair value of the intangible assets.

As a result of the impairment test conducted by management, the Company recorded an impairment charge of approximately $13.2 million to its finite-lived intangible assets.

Given the significant estimates and assumptions management made to estimate the fair value of the finite-lived tradenames, performing audit procedures to evaluate the reasonableness of management’s methodologies, inputs and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures with respect to management’s assessment of impairment to its finite-lived intangible assets included the following, among others:

●

We evaluated management’s interpretations of the impairment model as outlined in ASC 360, including the reasonableness of their identification of the asset group and their allocation of identified impairment to the individual assets within the asset group.

●

With the assistance of our fair value specialists, we evaluated the reasonableness of the methodologies utilized by management to derive their fair value estimates.  We also evaluated the key inputs and assumptions utilized in the impairment analysis.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2016.

Charlotte, North Carolina
December 22, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

cbdMD, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2023 and 2022

	September 30,	September 30,
	2023	2022
Assets

Current assets:
Cash and cash equivalents	$1,797,860	$6,720,234
Accounts receivable	1,216,090	1,447,831
Accounts receivable – discontinued operations	-	1,375
Investment other securities	-	1,000,000
Inventory	4,052,972	4,255,914
Inventory prepaid	182,675	511,459
Prepaid sponsorship	70,061	1,372,845
Prepaid expenses and other current assets	750,383	701,945
Total current assets	8,070,041	16,011,603

Other assets:
Property and equipment, net	716,579	823,310
Operating lease assets	3,350,865	4,477,841
Deposits for facilities	138,708	244,606
Intangible assets	3,219,090	17,834,549
Investment in other securities, noncurrent	700,000	1,400,000
Total other assets	8,125,242	24,780,306

Total assets	$16,195,283	$40,791,909

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
September 30, 2023 and 2022
(continued)

	September 30,	September 30,
	2023	2022
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,906,319	$2,036,558
Accrued expenses	1,484,441	2,060,762
Operating leases – current portion	1,277,089	1,178,683
Note payable	2,492	9,609
Total current liabilities	4,670,341	5,285,612

Long term liabilities:
Long term liabilities	9	125,491
Operating leases - long term portion	2,403,286	3,680,375
Contingent liability	90,363	276,000
Total long term liabilities	2,493,658	4,081,866

Total liabilities	7,163,999	9,367,478

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 5,000,000 and 500,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001 par value, 2,960,573 and 1,348,125 shares issued and outstanding, respectively	2,961	1,348
Additional paid in capital	183,387,095	178,841,646
Accumulated deficit	(174,363,772)	(147,423,563)
Total cbdMD, Inc. shareholders' equity	9,031,284	31,424,431

Total liabilities and shareholders' equity	$16,195,283	$40,791,909

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2023 and 2022

	2023	2022

Gross Sales	$25,053,857	$37,122,215
Allowances	(898,495)	(1,718,991)
Total Net Sales	24,155,362	35,403,224
Cost of sales	9,177,703	13,066,639
Gross Profit	14,977,659	22,336,585

Operating expenses	24,246,208	39,647,130
Impairment of goodwill and other intangible assets	13,219,000	60,955,970
Loss from operations	(22,487,549)	(78,266,515)
Realized and unrealized loss on marketable and other securities, including impairments	(700,000)	(33,350)
Gain (loss) on sale of assets	-	88,769
Restructuring expense	-	(602,092)
Decrease of contingent liability	185,638	8,473,999
Other income	-	239,250
Interest income	63,702	16,246
Loss before provision for income taxes	(22,938,209)	(70,083,693)

Benefit (expense) for income taxes	-	-
Net Loss	(22,938,209)	(70,083,693)
Preferred dividends	4,002,000	4,002,005

Net Loss attributable to common shareholders	$(26,940,209)	$(74,085,698)

Net Loss per share:
Basic loss per share	(13.32)	(55.80)
Diluted loss per share	(13.32)	(55.80)
Weighted average number of shares Basic:	2,022,320	1,327,784
Weighted average number of shares Diluted:	2,022,320	1,327,784

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED September 30, 2023 and 2022

	2023	2022

Net Loss	$(22,938,209)	$(70,083,693)
Comprehensive Loss	(22,938,209)	(70,083,693)

Preferred dividends	(4,002,000)	(4,002,005)
Comprehensive Loss available to common shareholders	$(26,940,209)	$(74,085,698)

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED September 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net Loss	$(22,938,209)	$(70,083,693)
Adjustments to reconcile net (income) loss to net cash used by operating activities:
Stock based compensation	233,666	555,215
Restricted stock expense	109,202	373,610
Write off of prepaid assets due to termination of contractual obligation	884,892	-
Marketing stock amortization	-	907,774
Inventory and materials impairment	175,499	878,142
Intangibles amortization	1,396,459	884,380
Depreciation	404,280	948,962
Impairment of goodwill and other intangible assets	13,219,000	60,955,970
Gain on sale of fixed assets	-	(322,017)
Increase/(Decrease) in contingent liability	(185,638)	(8,473,999)
Realized and unrealized gain of Marketable and other securities	-	33,350
Other-than-temporary impairment on other investments	700,000	-
Amortization of operating lease asset	1,126,976	1,137,119
Changes in operating assets and liabilities:
Accounts receivable	278,482	65,541
Deposits	105,898	284,977
Inventory	27,443	(112,189)
Prepaid inventory	328,784	40,060
Prepaid expenses and other current assets	2,095,323	(289,586)
Accounts payable and accrued expenses	(1,290,141)	(1,812,547)
Operating lease liability	(1,178,683)	(1,151,152)
Deferred revenue / customer deposits	203,341	203,341
Collection on discontinued operations accounts receivable	1,375	9,592
Cash used by operating activities	(4,302,051)	(14,967,150)
Cash flows from investing activities:
Proceeds from sale of other investment securities	1,000,000	-
Purchase of property and equipment	(297,549)	(688,680)
Cash provided (used) by investing activities	702,451	(688,680)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,478,325	-
Note payable	(132,599)	(33,355)
Preferred dividend distribution	(3,668,500)	(4,002,005)
Cash provided by financing activities	(1,322,774)	(4,035,360)
Net increase (decrease) in cash	(4,922,374)	(19,691,190)
Cash and cash equivalents, beginning of year	6,720,234	26,411,424
Cash and cash equivalents, end of year	$1,797,860	$6,720,234

Supplemental Disclosures of Cash Flow Information:

	2023	2022

Cash Payments for:
Interest expense	$6,399	$2,364

Non-cash financial/investing activities:
Issuance of Contingent earnout shares:	$-	$1,086,000
Preferred dividends accrued but not paid	$667,000	$-

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED September 30, 2023 and 2022

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2022	1,348,125	$1,348	5,000,000	$5,000	$178,841,646	$(147,423,563)	$31,424,431
Issuance of Common stock	1,038	1	-	-	(1)	-	-
Issuance of options for share based compensation	-	-	-	-	79,446	-	79,446
Issuance of restricted stock for share based compensation	-	-	-	-	43,449	-	43,449
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Income (loss)	-	-	-	-	-	(3,956,062)	(3,956,062)
Balance, December 31, 2022	1,349,163	1,349	5,000,000	5,000	178,964,539	(152,380,127)	26,590,761
Issuance of Common stock	8,417	8	-	-	(8)	-	-
Issuance of options for share based compensation	-	-	-	-	16,770	-	16,770
Issuance of restricted stock for share based compensation	-	-	-	-	56,801	-	56,801
Issuance of Common stock - A360	94,277	94	-	-	1,399,906	-	1,400,000
Issuance of Common stock - DCO	2,223	2	-	-	29,998	-	30,000
Issuance of Common stock - Keystone	2,616	3	-	-	29,190	-	29,193
Roundup fractional shares resulting from reverse split	-	1	-	-	-	-	1
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Income (loss)	-	-	-	-	-	(1,336,802)	(1,336,802)
Balance, March 31, 2023	1,456,696	1,457	5,000,000	5,000	180,497,196	(154,717,429)	25,786,224
Issuance of Common stock	9,000	9	-	-	69,606	-	69,615
Issuance of options for share based compensation, net	-	-	-	-	34,663	-	34,663
Issuance of restricted stock for share based compensation, net	-	-	-	-	4,845	-	4,845
Issuance of Common stock - A360	-	-	-	-	133,200	-	133,200
Issuance of Common stock - Maxim	1,350,000	1,350	-	-	2,472,730	-	2,474,080
Fractional share true-up	39,533	39	-	-	(39)	-	-
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Income (loss)	-	-	-	-	-	(1,770,404)	(1,770,404)
Balance, June 30, 2023	2,855,229	2,855	5,000,000	5,000	183,212,202	(157,488,334)	25,731,723
Issuance of Common stock	112	0	-	-	(112)	-	(112)
Issuance of options for share based compensation	-	-	-	-	33,171	-	33,171
Issuance of restricted stock for share based compensation	-	-	-	-	3,996	-	3,996
Issuance of Common stock - Keystone	105,232	105	-	-	97,338	-	97,443
Maxim transaction expenses	-	-	-	-	40,500	-	40,500
Preferred dividend	-	-	-	-	-	(1,000,497)	(1,000,497)
Net Income (loss)	-	-	-	-	-	(15,874,941)	(15,874,941)
Balance, Balance at September 30, 2023	2,960,573	$2,961	5,000,000	$5,000	$183,387,095	$(174,363,772)	$9,031,284

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED September 30, 2023 and 2022

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	1,284,075	$1,285	5,000,000	$5,000	$176,473,767	$(73,337,865)	$103,142,187
Issuance of Common stock	10,992	11	-	-	404,989	-	405,000
Issuance of options for share based compensation	-	-	-	-	505,466	-	505,466
Issuance of restricted stock for share based compensation	-	-	-	-	508,754	-	508,754
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Income (loss)	-	-	-	-	-	(19,160,904)	(19,160,904)
Balance, December 31, 2021	1,295,067	1,296	5,000,000	5,000	177,892,975	(93,499,271)	84,400,000
Issuance of Common stock	23,873	24	-	-	660,976	-	661,000
Issuance of options for share based compensation	-	-	-	-	291,630	-	291,630
Issuance of restricted stock for share based compensation	-	-	-	-	328,515	-	328,515
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Income (loss)	-	-	-	-	-	(4,657,215)	(4,657,216)
Balance, March 31, 2022	1,318,940	1,320	5,000,000	5,000	179,174,096	(99,156,986)	80,023,429
Issuance of Common Stock	13,198	13	-	-	177,987	-	178,000
Issuance of options for share based compensation	-	-	-	-	(373,168)	-	(373,168)
Issuance of restricted stock for share based compensation	-	-	-	-	(593,617)	-	(593,617)
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Income (loss)	-	-	-	-	-	(31,634,143)	(31,634,143)
Balance, June 30, 2022	1,332,138	1,333	5,000,000	5,000	178,385,298	(131,791,630)	46,600,000
Issuance of Common stock	15,987	15	-	-	197,986	-	198,001
Issuance of Preferred Stock	-	-	-	-	128,404	-	128,404
Issuance of options for share based compensation	-	-	-	-	129,959	-	129,959
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Income (loss)						(14,631,432)	(14,631,432)
Balance, September 30, 2022	1,348,125	$1,348	5,000,000	$5,000	$178,841,646	$(147,423,563)	$31,424,431

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED September 30, 2023 and 2022

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

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers in April of 2019, the Company issued 338,889 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 194,945 of the shares vested over a five-year period and 48,612 shares remain subject to a voting proxy agreement as of September 30, 2023, as well as to issue another 338,889 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals (the “Earnout Rights”) being achieved within five years from the closing of the Mergers. Up to 87,307 Earnout Shares remain subject to Earnout Rights at September 30, 2023.

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and hempMD. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD and other hemp-derived cannabinoids are natural substances produced from the hemp plant. The products manufactured by and for the Company comply with the 2018 Farm Bill - our full spectrum products contain trace amounts of THC under the 0.3% by dry weight limit in the 2018 Farm Act while our broad spectrum products are non-psychoactive as they do not contain detectable levels of tetrahydrocannabinol (THC).

In the third quarter of fiscal 2019 cbdMD launched its new CBD pet brand, Paw CBD. Following the initial positive response to the brand from retailers and consumers, cbdMD, Inc. organized Paw CBD, Inc. (“Paw CBD”) as a separate wholly owned subsidiary on October 22, 2019, to take advantage of its early mover status in the CBD animal health industry. On March 15, 2021 cbdMD formed a new wholly owned subsidiary, cbdMD Therapeutics, LLC (“Therapeutics”) for the purposes of isolating and quantifying the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.  The Company also operates the subsidiary Proline Global, LLC ("Proline Global") where it operates some of its newer brand initiatives.

Reverse Stock Split

On April 12, 2023, the board effected a reverse stock split at a ratio of one-for-forty-five, effective as of April 24, 2023. Unless otherwise indicated, all share numbers in this filing, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the reverse stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI, Paw CBD, Proline Global,and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with US GAAP and requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, certain assumptions related to the valuation of investments other securities, and acquired intangible and long-lived assets and the recoverability of intangible and long-lived assets. Actual results could differ from these estimates.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for doubtful accounts is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2023 and September 30, 2022, we had an allowance for doubtful accounts of $42,180 and $36,980, respectively.

Merchant Receivable

The Company primarily sells its products through the internet and has an arrangement to process customer payments with multiple third-party payment processors. The Company pays a fee between 2.5% and 5.0% of the transaction amounts processed. Pursuant to these agreements, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At September 30, 2023, the receivable from payment processors included $585,345 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet.

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

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which were previously accounted for in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. The Company employed the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives were not amortized into the results of operations, but instead were reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We previously performed an annual impairment analysis each fiscal year on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. In performing a qualitative assessment, we reviewed events and circumstances that could affect the significant inputs used to determine if the fair value was less than the carrying value of the intangible assets. If a quantitative analysis was necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets would be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at the time and based on the information then known, had determined that is it was more likely than not that an impairment loss had occurred. See Note 5 more further information on the impairment testing procedures performed at December 31, 2021 and the Company’s decision to change from indefinite to definite lived status for its trademarks.

The Company now accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment. The Company began amortizing its trademarks over 20 years beginning January 1, 2022 and will perform impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset group's carrying value may not be recoverable. If there are indications that the asset group's carrying value may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the recoverable amount of the asset group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group. As further outlined in Note 5, during the July of fiscal 2023, the Company determined that based on regulatory uncertainty and ongoing Company performance it was prudent to change the amortization of the “cbdMD” and “directCBDonline” trademarks to 5 years and “hempMD” trademark to 10 years.  This became a triggering event for an impairment test under ASC360 which resulted in an impairment of the intangibles in July 2023.  As of the end of the fourth quarter and fiscal 2023, a significant decline in market capitalization of both classes of equity as a result of the proxy vote triggered a subsequent impairment test, resulting in additional impairment during the fourth quarter of 2023.

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

The following table represents a disaggregation of revenue by sales channel:

	Fiscal 2023	% of total	Fiscal 2022	% of total

E-commerce sales	$19,436,124	80.5%	$26,435,203	74.7%
Wholesale sales	$4,719,238	19.5%	$8,968,021	25.3%
Total Net Sales	$24,155,362		$35,403,224

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the consolidated balance sheets. The Company had no material contract assets or liabilities at the beginning or ending of September 30, 2023 and 2022.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred $6.0 million and $14.3 million in advertising and marketing and promotional costs included in operating expenses during the years ended September 30, 2023 and 2022 respectively. The Company believes driving its advertising aids in brand awareness and is critical to maintain brand recognition. We are constantly evaluating advertising methods and costs and working to drive down our cost of customer acquisition.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2023 and 2022, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $1,163,360 uninsured balance at September 30, 2023 and a $5,752,550 uninsured balance at September 30, 2022.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the year ended September 30, 2023.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $23 million for the fiscal year ended September 30, 2023.  Excluding the one time non-cash investment impairment charge of $0.7 million and intangible asset impairment charge of $13.2 million, the Company’s loss was $9.1 million, resulting in working capital of $3.4 million.

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

New Accounting Standards

The Company will be adopting ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326) effective October 1, 2023. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The Company is still evaluating the impacts this standard may have on the consolidated financial statements.

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

For the year ended September 30, 2023 and  September 30, 2022 the Company recorded $(700,000) and $(33,350), respectively of realized and unrealized gain (loss) on marketable and other securities, including impairments.

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

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale was initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of a trade credit for products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's completed Series C financing.   The Company performed a valuation analysis and as of September 30, 2023 determined a $700,000 impairment was needed on the carrying value of this investment.  The determination was based on a number of factors, including Steady State’s financial performance, our experience with production and cbdMD’s determination to re-source production to other suppliers.  As such we believe it was prudent to reassess the carrying value of this non-liquid security.

The table below summarizes the assets and liabilities valued at fair value as of September 30, 2023:

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2021	$33,351	$-	$(9,856,000)
Change in value of equities	(33,351)	-	-
Change in value of contingent liability	-	-	9,580,000
Additional Investment	-	-	-
Balance at September 30, 2022	-	-	(276,000)
Change in value of contingent liability	-	-	185,638
Additional Investment	-	-	-
Balance at September 30, 2023	$-	$-	$(90,362)

NOTE 3 – INVENTORY

Inventory at September 30, 2023 and 2022 consists of the following:

	September 30,	September 30,
	2023	2022
Finished Goods	$2,782,680	$3,198,488
Inventory Components	1,397,034	1,213,724
Inventory Reserve	(126,742)	(156,298)
Inventory prepaid	182,675	511,459
Total Inventory	$4,235,647	$4,767,373

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the year ended September 30, 2023. The Company wrote down inventory of $175,499 during the fourth quarter of fiscal year ended September 30, 2023 primarily related to obsolete and expired stock keeping units (“SKU”s).  We work hard to minimize inventory write-downs and slow moving and aging SKUs and work, as we work to streamline our offerings to higher velocity products and eliminate slow-moving and aging SKUs.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2023 and 2022 consist of the following:

	September 30,	September 30,
	2023	2022
Computers, furniture and equipment	$1,392,776	$1,095,228
Manufacturing equipment	284,275	284,275
Leasehold improvements	487,081	487,081
Automobiles	11,087	11,087
	2,175,219	1,877,671
Less accumulated depreciation	(1,458,640)	(1,054,361)
Property and equipment, net	$716,579	$823,310

Depreciation expense related to property and equipment was $404,280 and $948,962 for the year ended September 30, 2023 and 2022, respectively. During the third quarter, the Company sold substantially all the assets of its manufacturing facility and as a result the gross investment and accumulated depreciation was removed from the balance sheet, reducing net PP&E

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had goodwill at September 30, 2023 and September 2022 of $0.  The Company performed multiple impairment analyses of their goodwill during FY2022 and, as a result, the entire $56.7 million balance was written off.

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

As of December 31, 2021, the Company has re-assessed the “cbdMD” and “hempMD” trademarks and determined that the trademarks should be classified as definite lived intangible assets with useful lives of 20 years versus indefinite lived intangible assets. The Company used a variety of factors in determining the reclassifications and have made the reclassifications following guidance prescribed by ASC 350-30-35-17, which states that when a reporting entity subsequently determines that in indefinite-lived intangible asset has a finite useful life, the reporting entity should test the asset for impairment as an indefinite lived asset prior to commencing amortization. As of December 31, 2021, the Company has prepared a tradename impairment analysis in accordance with ASC 350 and has determined that the “cbdMD” trademark was impaired by $4,285,000. The Company has recorded this impairment charge as a reduction in the carrying value of the intangible assets on its consolidated balance sheets with the corresponding impairment expense recorded on its consolidated statements of operations. The Company began amortizing the trademarks over their useful lives of 20 years as of January 2022.

As of July 1, 2023 the Company determined that based on market forces and the Company’s outlook it was prudent to adjust the useful lives of cbdMD’s and DCO intangibles to 5 year useful lives and hempMD’s trademark to 10 year amortization to better reflect the outlook of the brands. This re-evaluation of the tradenames became a triggering event for a valuation test under ASC 360. As a result of a multi-step approach under ASC 360 we determined that the “cbdMD,” “DirectCBDOnline” tradenames and the technology relieve asset was impaired by $6,027,000, and as a result, the amortization was adjusted to account for any changes in the value and estimated useful life of each asset.  Amortization expense for the year ended September 30, 2023 was $1,396,459 and was recorded on the consolidated statements of operations.

At September 30, 2023, the Company prepared a tradename impairment analysis in accordance with ASC 360 and has determined that based on market sentiment and the sharp decline in combined market capitalization of the common stock and Series A Preferred as a result of the ongoing proxy vote, a triggering event occurred.  The Company prepared an impairment analysis and as a result of a multi-step approach under ASC 360 we determined that the “cbdMD” DirectCBDOnline” tradenames and technology relieve were further impaired by $7,192,000 in fiscal year 2023, resulting in a total impairment charge of $13,219,000 for the fiscal year ended September 30, 2023.

Intangible assets as of September 30, 2023 and 2022 consisted of the following:

	September 30,	September 30,
	2023	2022
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of definite lived intangible assets:	(17,504,000)	(4,285,000)
Amortization of definite lived intangible assets:	(2,329,321)	(932,862)
Total	$3,219,090	$17,834,549

Future amortization of intangible assets as of September 30, 2023 is as follow:

For the year ended September 30,
2024	$691,368
2025	688,757
2026	660,040
2027	660,040
2028	496,223
Thereafter	22,662
Total future intangibles amortization	$3,219,090

NOTE 6 – CONTINGENT LIABILITY

As consideration for the Mergers, described in Note 1, the Company had a contractual obligation to issue 338,889 shares of its common stock, after approval by its shareholders, to the members of Cure Based Development, issued in two tranches of 144,445 shares and 194,945 shares, both of which are subject to leak out provisions, and the unrestricted voting rights to 194,945 tranche of shares vesting over a five year period and are subject to a voting proxy agreement. The Merger Agreement also provided that an additional 338,889 Earnout Shares can be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the closing date.

The contractual obligations and earn out provision are accounted for as a contingent liability and fair value is determined using Level 3 inputs, as estimating the fair value of these contingent liabilities require the use of significant and subjective inputs that may and are likely to change over the duration of the liabilities with related changes in internal and external market factors.

The initial two tranches totaling 338,889 shares have been valued using a market approach method and included the use of the following inputs: share price upon contractual obligation, discount for lack of marketability to address leak out restrictions, and probability of shareholder disapproval. In addition, the 194,945 shares in the second tranche also included an input for a discount for lack of voting rights during the vest periods.

The Merger Agreement provides that an additional 338,889 Earnout Shares would be issued as part of the consideration for the Mergers, upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date as follows, as measured at four intervals (each a “marking period”): the completion of 12, 24, 42, and 59 calendar months from the Closing Date, and based upon the ratios set forth below:

Aggregate Net Revenues	Shares Issued/ Each $ of Aggregate Net Revenue Ratio

$1 - $20,000,000	0.004236111
$20,000,001 - $60,000,000	0.002118056
$60,000,001 - $140,000,000	0.001059028
$140,000,001 - $300,000,000	0.005295139

For clarification purposes, the Aggregate Net Revenues during a Marking Period shall be multiplied by the applicable Shares Issued/Each $ of Aggregate Net Revenue Ratio, minus, the number of shares issued as a result of Aggregate Net Revenues during the prior marking periods.

The third quarter of the third marketing period ended on September 30, 2021 and based on the measurement criteria an additional 10,372 Earnout Shares were earned and issued in December 2021. These shares decreased in value by $366,841 during the quarter through the time of issuance and had a value of $405,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The fourth quarter of the third marketing period ended on December 31, 2021 and based on the measurement criteria an additional 9,873 Earnout Shares were earned and issued in March 2022. These shares increased in value by $41,914 during the quarter through the time of issuance and had a value of $325,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The fifth quarter of the third marketing period ended on March 31, 2022 and based on the measurement criteria an additional 10,198 Earnout Shares were earned and issued in May 2022. These shares decreased in value by $90,792 during the quarter through the time of issuance and had a value of $178,000, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. The sixth quarter of the third marketing period ended on June 30, 2022 and based on the measurement criteria an additional 9,101 Earnout Shares were earned and issued in August 2022. These shares increased in value by $17,718 during the quarter through the time of issuance and had a value of $198,000 at the time of issuance, which was reclassified from the contingent liability to additional paid in capital on the consolidated balance sheet. At September 30, 2023, up to 87,307 remaining Earnout Shares are subject to issuance by the Company.

The third marking period was originally an 18 month period commencing on January 1, 2021 and ending on June 30, 2022 (the “Third Marking Period End Date”), after which time the determination of the issuance of any remaining Earnout Shares would be made pursuant to the terms of the Merger Agreement. On March 31, 2021 the Company entered into Addendum No. 1 to the Merger Agreement (“Addendum No. 1”) with the holders of the remaining Earnout Rights which amended the measurement periods within the third marking period to change the determination of the aggregate net revenues within the third marking period to a quarterly basis for each of the six fiscal quarters within the third marking period, beginning with the quarter ended March 31, 2021, instead of following Third Marking Period End Date. This change in the measurement date, however, has no effect on the number of remaining Earnout Shares issuable under the Earnout Rights and no effect on the earnout targets; Addendum No. 1 simply changes the physical issuance date(s) of the remaining Earnout Shares, if in fact, such shares are earned pursuant to the terms of the Merger Agreement. Addendum No. 1 did not change any of the terms of the fourth marking period (as that term is defined in the Merger Agreement). This change did not impact the fair value of the contingent liability. The value of the contingent liability was $90,362 and $276,000 at September 30, 2023 and September 30, 2022, respectively.

The fourth marketing period began on July 1, 2022 and ended during November 2023. As of November 2023, the preliminary revenue for the fourth marking period totaled approximately $35.8 million.  Based on the ratios, we estimate the final share obligation to fully satisfy the Earnout Shares to be approximately 20,500.

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

In December 2022, the Company entered into a contractual obligation to issue up to 556 options and 556 RSUs to an employee. The shares are subject to meeting a minimum direct to consumer revenue of $45 million for any four consecutive quarters before December 31, 2024. Based on the present revenue run rate, the Company has valued these obligations at $0 for September 30, 2023.

NOTE 7 – RELATED PARTY TRANSACTIONS

None.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 and 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2023 and September 30, 2022, respectively.

The total amount of dividends declared were $4,002,000 for the year ended September 30, 2023. The total amount of dividends declared and paid were $4,002,005 for the years ended September 30, 2022. The company suspended payment of the dividend in August of 2023 and as such recorded an accrual of $667,000 for the dividends declared but not paid in August and September.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 2,960,573 and 1,348,125 shares of common stock issued and outstanding at September 30, 2023 and 2022, respectively.

Preferred stock transactions:

The Company has no preferred stock transactions in the year ended  September 30, 2023 and 2022.

Common stock transactions:

In the year ended September 30, 2023:

In September of 2023, the company issued 102,616 shares under the Purchase Agreement to Keystone.

In July of 2023 the Company issued 2,616 shares to Keystone pertaining to the commitment shares under the Purchase Agreement.

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

On April 24, 2023 the Company issued a total of 39,533 shares of common stock to account for rounding up of fractional shares related to the Reverse Stock Split.

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

On February 1, 2023, the Company entered into an Agreement for Advertising Placement with a360 Media, LLC (“a360”) in which a360 will provide professional media support and advertising placement in exchange for up to 134,681 shares of the Company’s common stock valued at $14.85 per share. A360 will receive the shares by providing the Company with a credit in the amount of $2,000,000 to be used for media support and advertising placement to the Company, of which $514,904 remains unutilized as of September 30,2023. The shares are 70% fully vested; 15% of the Shares shall vest upon each advertising placement accrue pro-rata as percentage of the total advertising placement; and 15% of the shares shall vest provided there are no restrictions in product categories that the Company is able to market with a360 while the Company utilizes the advertising placement. Any shares which do not vest within the term of the agreement shall be forfeited. The Advertising Placement must be used by the Company prior to December 30, 2023, unless otherwise agreed in writing by both parties.

In January of 2023, the Company issued 2,223 shares of common stock to Twenty Two Capital as the final obligation under the 2021 acquisition agreement upon the expiration of the indemnification period.

In the year ended September 30, 2022:

In August 2022, the Company issued 112 shares of restricted common stock to a newly appointed board member.  The stock award was valued at the fair market price of $2,854 and vested at the grant date.

In August 2022, the Company issued 2,223 of restricted common stock to a consultant as part of an advisory agreement under the Company's Equity Compensation Plan. The stock awards were valued at the fair market price of $41,000 and vested at the grant date.

In August 2022, the Company issued 9,101 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

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

In January 2022, the Company issued 7,112 shares to a professional athlete in conjunction with an amendment to the athlete’s sponsorship agreement as referenced in Note 11. The stock grant was valuated at the fair market price of $336,000 upon issuance and will be amortized over the remaining term of the agreement.

On December 28, 2021, the Company issued 10,372 shares of restricted common stock in connection with the Earnout Shares as referenced in Note 6.

In October 2021, the Company issued 556 shares of restricted common stock to an executive officer of the Company, subject to vesting on January 1, 2022.

Stock option transactions:

In the year ended September 30, 2023:

In February of 2023, the Company granted its board of directors an aggregate of 2,667 common stock options. The options vested immediately, have a strike price of $12.60 and a five-year term. The Company has recorded a total prepaid expense of $21,120 and intends to amortize the expense over the 12-month board term.

In January 2023, the Company issued 2,334 options to a group of employees. The stock options awards vested at issuance, had a strike price of $10.53, five-year term and a fair market value upon issuance of $15,225.

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

In the year ended September 30, 2022:

In August 2022, the Company granted a new board member an aggregate of 667 common stock options. The options vested immediately, have a strike price of $25.56 and a five-year term. The Company has recorded a total prepaid expense of $10,290 and were expensed at the issuance date.

In June 2022, a former executive officer of the company forfeited 16,667 common stock options. The forfeited options had an unrecognized value of  $555,286. The Company recognized contra-expense of $604,714 for the forfeited options related to the previously amortized expense for these options.

In May 2022, the Company granted a new executive an aggregate of 9,000 common stock options. The options vest equally over 1, 2, and 3 years from the grant date. The options have a strike price $38 and a five-year term. The total expense of these options totaled $176,985 and will be amortized over the term of the vesting periods.

In April 2022, the Company issued 4,445 options to a consultant as part of an advisory agreement under the Company's Equity Compensation Plan. Fifty thousand of the shares vested upon the grant, 50,000 vest and 6 months from the effective date and 2,223 upon renewal of the consulting agreement in March 2023. The options have a strike price of $45 and five-year term. The total expense of these options totaled $131,300 and will be amortized over the term of the vesting periods.

In April 2022, the Company issued 2,223 common stock options to an employee that vest upon the Company achieving certain direct to consumer revenue growth targets for the quarter ended December 2022. The options have a $45 strike price. The Company performs analysis on these options and as of September 30, 2023 no expense was ascribed to these options.

In March 2022, the Company granted its board of directors an aggregate of 2,667 common stock options. The options vested immediately, have a strike price of $36.81 and a five-year term. The Company has recorded a total prepaid expense of $57,000 and intends to amortize the expense over the 12-month board term.

In January 2022, the Company granted an aggregate of 2,889 common stock options to a group of 9 employees. These options vest upon grant and the Company has recorded an expense for these options of $79,500 for the three months ended June 30, 2022

In October 2021, the Company granted an aggregate of 1,667 common stock options to an executive officer. These options vest on October 1, 2022.

The Company has recorded an expense for these options of $23,025 and $46,050 for the three and twelve months ended September 30, 2023.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the years ended September 30, 2023 and 2022:

	2023	2022
Weighted average exercise price	10.355 -12.6060	$44.55
Risk free interest rate	3.93% -4.71%	2.56% - 2.97%
Volatility	106.48% - 106.51%	101.23% - 103.98%
Expected term (in years)	2.5 -4	2.5 - 5.5
Dividend yield	None	None

Warrant transactions:

As part of the public underwritten offer discussed earlier in Note 8, the Company issued the Underwriter a warrant to purchase up to 40,500 shares of its common stock exercisable at $2.52 per share.

The Company had no warrant transactions during the twelve months ended September 30, 2022.

The following table summarizes the inputs used for the Black-Scholes pricing model on the warrants issued in the year ended September 30, 2023:

2023
Weighted average exercise price	$2.52
Risk free interest rate	3.37%
Volatility	113.12%
Expected term (in years)	2.75
Dividend yield	None

NOTE 9 -STOCK-BASED COMPENSATION

Equity Compensation Plan – On June 2, 2015, the Board of Directors of the Company approved the 2015 Equity Compensation Plan (“2015 Plan”). The 2015 Plan made 26,112 common stock shares, either unissued or reacquired by the Company, available for awards of options, restricted stocks, other stock grants, or any combination thereof. The number of shares of common stock available for issuance under the 2015 Plan shall automatically increase on the first trading day of our fiscal year during the term of the 2015 Plan, beginning with calendar year 2016, by an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in September of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 2,223 shares of common stock. On April 19, 2019, shareholders approved an amendment to the 2015 Plan and increased the number of shares available for issuance under the 2015 Plan to 45,445 and retained the annual evergreen increase provision of the plan. Subsequent thereto, on August 7, 2019 the Company’s Board of Directors approved an amendment to the 2015 Plan changing the date the automatic evergreen increase is determined to the first trading day of October each calendar year during the term of the 2015 Plan to coincide with the Company’s fiscal year.

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

The following table summarizes stock option activity under both plans for the fiscal years ended September 30, 2023 and 2022:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2021	60,101	$198.90	5.13	$-
Granted	23,556	43.65		-
Exercised	-	-		-
Forfeited	(28,000)	163.35		-
Outstanding at September 30, 2022	55,656	151.10	4.55	-
Granted	7,233	11.51		-
Exercised	-	-		-
Forfeited	(21,124)	88.12		-
Outstanding at September 30, 2023	41,765	144.43	3.65	-

Exercisable at September 30, 2023	39,542	$151.92	3.67	$-

As of September 30, 2023, there was approximately $7,858 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.3 years.

Restricted Stock Award transactions:

In the twelve months ended September 30, 2023:

In February of 2023, the Company issued 448 restricted stock awards to the Company’s board of directors. The shares vest quarterly one fourth on June 30, 2023, one fourth, on September 30, 2023, one fourth on December 31, 2023, and one fourth on March 31, 2024. The stock awards were valued at the fair market price of $5,660 upon issuance and will amortize over the individual vesting periods.

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

In the twelve months ended September 30, 2022:

In August 2022, the Company issued 112 shares of restricted common stock to a newly appointed board member.  The stock award was valued at the fair market price of $2,854 and vested at the grant date.

In August 2022, the Company issued 2,223 of restricted common stock to a consultant as part of an advisory agreement under the Company's Equity Compensation Plan. The stock awards were valued at the fair market price of $41,000 and vested at the grant date.

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

In May 2022 the Company issued 2,778 shares of restricted common stock to an executive office of the Company as part of a new hire compensation package.

In May 2022 the Company issued 112 of restricted common stock to an employee of the Company. The stock award was valued at the fair market price $3,350 of and expensed upon issuance.

In March 2022, the Company issued 448 of restricted stock awards to the Company’s board of directors. The shares vest quarterly one fourth on June 30, 2022, one fourth, on September 30, 2022, one fourth on December 31, 2022, and one fourth on March 31, 2023. The stock awards were valued at the fair market price of $16,360 upon issuance and will amortize over the individual vesting periods.

In January 2022, the Company issued 667 shares of restricted stock awards to six employees. The stock awards were valued at the fair market price of $29,250 and vested at the grant date.

In January 2022, the Company issued 7,112 shares to a professional athlete in conjunction with an amendment to the athlete’s sponsorship agreement as referenced in Note 11. The stock grant was valuated at the fair market price of $336,000 upon issuance and will be amortized over the remaining term of the agreement.

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

NOTE 10 – WARRANTS

Transactions involving the Company equity-classified warrants for the fiscal years ended September 30, 2023 and 2022 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2021	14,771	$174.60	3.23	$-
Granted	-	-		-
Exercised	-	-		-
Forfeited	(1,567)	242.55		-
Outstanding at September 30, 2022	13,204	210.45	2.30	-
Granted	40,500	2.52		-
Exercised	-	-		-
Forfeited	(3,395)	289.08		-
Outstanding at September 30, 2023	50,309	37.75	4.07	-

Exercisable at September 30, 2023	9,809	$183.23	-	$-

The following table summarizes outstanding common stock purchase warrants as of September 30, 2023:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $337.5 per share	1,352	$337.50	May 2024
Exercisable at $176.06 per share	1,079	176.06	October 2024
Exercisable at $56.25 per share	822	56.25	January 2025
Exercisable at $168.30 per share	3,357	168.30	December 2025
Exercisable at $168.75 per share	3,199	168.75	June 2026
Exercisable at $2.52 per share	40,500	2.52	April 2028
	50,309	$37.75

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

As previously disclosed, during June of 2022, the Company's CEO resigned from the board of directors and his role as an executive of the Company in June 2022 under the terms of a separation agreement with the Company.

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment as part of the sale of manufacturing equipment during April 2022, the balance of this loan was paid off resulting in a balance of $0 as of September 30, 2022.  In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, of which $3,000 is a long term note payable at  September 30, 2023. Payments are for 48 months and have a financing rate of 6.2%, which requires a monthly payment of $841.

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

Year Ended
September 30,
2023
Total Operating Lease Costs	$1,328,497

Supplemental cash flow information related to operating leases is summarized as follows:

Year Ended
September 30,
2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,380,204

As of September 30, 2023, our operating leases had a weighted average remaining lease term of 2.99 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of September 30, 2023 are summarized as follows:

For the year ended September 30,
2024	$1,421,610
2025	1,159,949
2026	1,372,862
2027	280,565
Total future lease payments	4,234,986
Less interest	274,046
Total lease liabilities	$3,960,940

Future minimum lease payments (including interest) under non-cancelable operating leases as of  September 30, 2022 are summarized as follows:

For the year ended September 30,
2024	$1,421,610
2025	1,159,949
2026	1,372,862
2027	280,565
Total future lease payments	4,234,986
Less interest	274,046
Total lease liabilities	$3,960,940

NOTE 14 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Year Ended
	September 30,	September 30,
	2023	2022
Basic:
Net loss	$(22,938,209)	$(70,083,693)
Preferred dividends paid or accrued	4,002,000	4,002,005
Net income loss attributable to cbdMD Inc. common shareholders	(26,940,209)	(74,085,698)

Shares used in computing basic earnings per share	2,022,320	1,327,784
Shares used in computing diluted earnings per share	2,022,320	1,327,784

Earnings per share Basic:
Basic earnings per share	(13.32)	(55.80)

Earnings per share Diluted:
Diluted earnings per share	(13.32)	(55.80)

At the year ended  September 30, 2023, 93,222 potential shares underlying options, unvested RSUs and warrants as well as 185,223 shares issuable upon conversion of our Series A Preferred stock and 40,404 a360 shares subject to certain vesting requirements, as well as a total 872 remaining commitment shares under the Keystone Purchase Agreement were related to the a360 transaction which are excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 15 – INCOME TAXES

The Company generated operating losses for the years ended September 30, 2023 and 2022 on which it has recognized a full valuation allowance. The Company accounts for is state franchise and minimum taxes as a component of its general and administrative expenses.

The following table presents the components of the provision for income taxes from continuing operations for the fiscal years ended September 30, 2023 and 2022:

Year Ended September 30,
	2023	2022
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	-	-
State	-	-
Total deferred	-	-
Total provision	$-	$-

A reconciliation for the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	1.4	0.4
Permanent differences	(1.5)	(17.1)
Contingent derivative expense	0.2	2.5
Change in valuation allowance	(21.1)	(6.8)
Provision for income taxes	0.0%	0.0%

Significant components of the Company’s deferred income taxes are shown below:

	Year Ended September 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$14,784,000	$12,909,000
ROU - Liability	824,000	1,087,000
Capital loss carryforward	702,000	702,000
Allowance for doubtful accounts	9,000	8,000
Stock compensation	521,000	833,000
Intangibles	105,000	-
Investments	180,000	452,000
Accrued expenses	87,000	214,000
Fixed Assets	45,000	40,000
Inventory reserve	28,000	35,000
Capitalized expenses	43,000	48,000
Charitable contributions	39,000	45,000
Total deferred tax assets	17,367,000	16,373,000

Deferred tax liabilities:
Prepaid Expenses	(107,000)	(257,000)
ROU - Assets	(750,000)	(1,002,000)
Intangibles	-	(3,426,000)
Total deferred tax liabilities	(857,000)	(4,685,000)
Net deferred tax assets	16,510,000	11,688,000
Valuation allowance	(16,510,000)	(11,688,000)

Net deferred tax liability	$-	$-

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

There have been issuances of stock since 2019 but the Company has not performed any analysis since then to determine if any additional ownership changes have occurred that would further limit the use of the NOLs to offset future income.

At September 30, 2023, the Company has utilizable NOL carryforwards of approximately $65.9 million which for federal purposes will carryforward indefinitely.

The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

The Company files income tax returns in the United States, and various state jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30, 2023 and 2022, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

NOTE 16 – SUBSEQUENT EVENTS

None.