Form 10-Q
period 2023-12-31
cbdMD, Inc.
filed 2024-02-13
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

3,045,092 shares of common stock are issued and outstanding as of February 13, 2024.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD”, Proline Global, LLC, a North Carolina limited liability company which we refer to as "Proline", and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2023” refers to the year ended September 30, 2023, “fiscal 2024” refers to the fiscal year ending September 30, 2024, “first quarter of 2023” refers to the three months ended December 31, 2022, and “first quarter of 2024” refers to the three months ended December 31, 2023.

On April 12, 2023, the Company effected a reverse stock split at a ratio of one-for-forty-five, effective as of April 24, 2023 (the "Reverse Stock Split"). Unless otherwise indicated, all share numbers in this report, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the Reverse Stock Split.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:

●	our history of losses, potential liquidity concerns, and our ability to continue as a going concern;
●	our reliance to market to key digital channels;
●	our ability to acquire new customers at a profitable rate;
●	our reliance on third party raw material suppliers and manufacturers; and
●	our reliance on third party compliance with our supplier verification program and testing protocols

●	material risks associated with regulatory environment for CBD, including:

●	federal laws as well as FDA or DEA interpretation of existing regulation;
●	state laws pertaining to industrial hemp and their derivatives;
●	costs to us for compliance with laws and the risks of increased litigation; and
●	possible changes in the use of CBD.

●	material risks associated with the ownership of our securities, including;

●	the risks for failing to comply with the continued listing standards of the NYSE American;
●	availability of sufficient liquidity;
●	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;
●	our inability to pay dividends on our Series A Convertible Preferred Stock; and
●	dilution upon the issuance of shares of common stock underlying outstanding convertible notes, warrants, options and the Series A Convertible Preferred Stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward- looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2023 and as amended on January 29, 2024 (the “2023 10-K”), as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2023 AND SEPTEMBER 30, 2023

	(Unaudited)
	December 31,	September 30,
	2023	2023
Assets

Current assets:
Cash and cash equivalents	$1,504,844	$1,797,860
Accounts receivable	1,102,180	1,216,090
Inventory	3,554,395	4,052,972
Inventory prepaid	188,250	182,675
Prepaid sponsorship	29,473	70,061
Prepaid expenses and other current assets	986,821	750,383
Total current assets	7,365,963	8,070,041

Other assets:
Property and equipment, net	790,349	716,579
Operating lease assets	3,060,405	3,350,865
Deposits for facilities	132,203	138,708
Intangible assets	3,046,248	3,219,090
Investment in other securities, noncurrent	700,000	700,000
Total other assets	7,729,205	8,125,242

Total assets	$15,095,168	$16,195,283

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2023 AND SEPTEMBER 30, 2023
(continued)

	(Unaudited)
	December 31,	September 30,
	2023	2023
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,566,633	$1,906,319
Accrued expenses	3,102,468	1,484,441
Operating leases – current portion	1,302,663	1,277,089
Note payable	-	2,492
Total current liabilities	5,971,764	4,670,341

Long term liabilities:
Long term liabilities	-	9
Operating leases - long term portion	2,066,050	2,403,286
Contingent liability	20,611	90,363
Total long term liabilities	2,086,661	2,493,658

Total liabilities	8,058,425	7,163,999

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 2,961,056 and 2,960,573 shares issued and outstanding, respectively	2,961	2,961
Additional paid in capital	183,389,556	183,387,095
Accumulated deficit	(176,360,774)	(174,363,772)
Total cbdMD, Inc. shareholders' equity	7,036,743	9,031,284

Total liabilities and shareholders' equity	$15,095,168	$16,195,283

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2023	2022

Gross Sales	$5,375,630	$6,240,526
Allowances	(225)	(155,308)
Total Net Sales	5,375,405	6,085,218
Cost of sales	1,817,907	2,517,452
Gross Profit	3,557,498	3,567,766

Operating expenses	4,623,333	7,613,947
Loss from operations	(1,065,835)	(4,046,181)
Decrease of contingent liability	69,752	61,000
Interest expense (income)	(418)	29,119
Loss before provision for income taxes	(996,501)	(3,956,062)

Benefit for income taxes	-	-
Net Loss	(996,501)	(3,956,062)
Preferred dividends	1,000,501	1,000,502

Net Loss attributable to cbdMD, Inc. common shareholders	$(1,997,002)	$(4,956,564)

Net Loss per share:
Basic and Diluted earnings per share	(0.67)	(3.70)
Weighted average number of shares Basic and Diluted:	2,960,945	1,341,277

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2023	2022

Net Loss	$(996,501)	$(3,956,062)
Comprehensive Loss	(996,501)	(3,956,062)

Preferred dividends	(1,000,501)	(1,000,502)
Comprehensive Loss Income attributable to cbdMD, Inc. common shareholders	$(1,997,002)	$(4,956,564)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(996,501)	$(3,956,062)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	1,772	79,446
Restricted stock expense	689	43,449
Write off of prepaid assets due to termination of contractual obligation	-	884,892
Intangibles amortization	172,842	277,354
Depreciation	110,864	100,112
Impairment of goodwill and other intangible assets	-	-
Decrease in contingent liability	(69,752)	(61,000)
Amortization of operating lease asset	290,459	276,636
Changes in operating assets and liabilities:
Accounts receivable	67,169	549,111
Deposits	6,505	105,898
Inventory	498,577	(434,695)
Prepaid inventory	(5,575)	340,799
Prepaid expenses and other current assets	(195,850)	(226,670)
Accounts payable and accrued expenses	142,292	39,204
Operating lease liability	(311,661)	(287,547)
Deferred revenue / customer deposits	182,290	203,341
Collection on discontinued operations accounts receivable	-	1,375
Cash used by operating activities	(105,880)	(2,064,357)
Cash flows from investing activities:
Purchase of property and equipment	(184,635)	(177,370)
Cash flows from investing activities	(184,635)	(177,370)
Cash flows from financing activities:
Note payable	(2,501)	(125,341)
Preferred dividend distribution	-	(1,000,502)
Cash flows from financing activities	(2,501)	(1,125,843)
Net increase (decrease) in cash	(293,016)	(3,367,570)
Cash and cash equivalents, beginning of period	1,797,860	6,720,234
Cash and cash equivalents, end of period	$1,504,844	$3,352,664

Supplemental Disclosures of Cash Flow Information:

	2023	2022

Cash Payments for:
Interest expense	$11,614	$2,638

Non-cash financial activities:
Preferred dividends accrued but not paid	$1,000,501	$0

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE three months ended December 31, 2023
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2023	2,960,573	$2,961	5,000,000	$5,000	$183,387,095	$(174,363,772)	$9,031,284
Issuance of Common stock	483	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	-	-	1,772	-	1,772
Issuance of restricted stock for share based compensation	-	-	-	-	689	-	689
Preferred dividend declared, not paid	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	(996,501)	(996,501)
Balance, December 31, 2023	2,961,056	$2,961	5,000,000	$5,000	$183,389,556	$(176,360,774)	$7,036,743

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
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

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE three months ended December 31, 2023 and 2022 (unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

cbdMD, Inc. (“cbdMD”, “we”, “us”, “our”, or the “Company”) is a North Carolina corporation formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands, Inc. and on May 1, 2019 we changed the name of our Company to cbdMD, Inc. We operate from offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

On December 20, 2018 (the “Closing Date”), the Company, and its newly organized wholly owned subsidiaries AcqCo, LLC and cbdMD LLC (“CBDI”), completed a two-step merger (the “Mergers”) with Cure Based Development, LLC, a Nevada limited liability company (“Cure Based Development”). Upon completion of the Mergers, CBDI survived and operates the prior business of Cure Based Development. As consideration for the Mergers in April of 2019, the Company issued 338,889 shares of our common stock to the members of Cure Based Development, of which unrestricted voting rights to 194,445 of the shares vested over a five-year period, as well as to issue another 338,889 shares of our common stock (the “Earnout Shares”) in the future upon certain earnout goals (the “Earnout Rights”) being achieved within five years from the closing of the Mergers.

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

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2023 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2023 as reported in the 2023 10-K have been omitted.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI, Paw CBD and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with US Generally Accepted Accounting Principles ("GAAP") and requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, allowances for doubtful accounts, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, acquired intangibles and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, and contingent liability is a material estimate. Actual results could differ from these estimates.

The Company continues to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost less an allowance for doubtful accounts, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of December 31, 2023 and September 30, 2023, we had an allowance for credit losses of $114,882 and $42,180, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.5% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At December 31, 2023 and September 30, 2023, the receivable from payment processors included approximately $576,901 and $585,345, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

The Company now accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment. The Company began amortizing its trademarks over 20 years beginning  January 1, 2022 and would perform impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset group's carrying value  may not be recoverable. If there are indications that the asset group's carrying value  may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the recoverable amount of the asset group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group. As further outlined in Note 5, during the  July of fiscal 2023, the Company determined that based on regulatory uncertainty and ongoing Company performance it was prudent to change the amortization of the “cbdMD” and “directCBDonline” trademarks to 5 years and “hempMD” trademark to 10 years.  This became a triggering event for an impairment test under ASC360 which resulted in an impairment of the intangibles in  July 2023.  As of the end of the fourth quarter of fiscal 2023, a significant decline in market capitalization of both classes of equity triggered a subsequent impairment test, resulting in additional impairment during the fourth quarter of 2023.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At December 31, 2023, the Company has no unfulfilled performance obligations.

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

Other than account receivable, Company has no material contract assets nor contract liabilities at December 31, 2023.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2023	% of total	2022	% of total

E-commerce sales	$4,424,006	82.3%	$4,906,205	80.6%
Wholesale sales	951,399	17.7%	1,179,013	19.4%
Total Net Sales	$5,375,405	100.0%	$6,085,218	100.0%

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $0.9 million uninsured balance at December 31, 2023 and a $1.2 million uninsured balance at September 30, 2023.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three months ended December 31, 2023.

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

Earnings (Loss) Per Share

The Company uses ASC 260-10, Earnings Per Share for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders, after deducting preferred stock dividends, by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $996,501 for the three months ended December 31, 2023, resulting in a reduction of net working capital of $1,394,198.

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

New Accounting Standards

The Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326) effective  October 1, 2023. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an allowance for credit losses. The Company evaluated the impacts of this standard and has determined that is does not have a material impact on the consolidated financial statements.

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

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale is initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's completed series C financing. As of September 30, 2023, the Company determined it was prudent to impair this investment by $700,000. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs and has included in non-current assets on the accompanying condensed consolidated balance sheets as the Company holds this investment for longer than a year.

In valuing both investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at December 31, 2023 and September 30, 2023 consists of the following:

	December 31,	September 30,
	2023	2023
Finished Goods	$2,384,087	$2,782,680
Inventory Components	1,358,009	1,397,034
Inventory Reserve	(187,701)	(126,742)
Inventory prepaid	188,250	182,675
Total Inventory	$3,742,645	$4,235,647

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the three months ended December 31, 2023.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2023 and September 30, 2023 consist of the following:

	December 31,	September 30,
	2023	2023
Computers, furniture and equipment	$1,577,411	$1,392,776
Manufacturing equipment	284,275	284,275
Leasehold improvements	487,081	487,081
Automobiles	11,087	11,087
	2,359,854	2,175,219
Less accumulated depreciation	(1,569,505)	(1,458,640)
Property and equipment, net	$790,349	$716,579

Depreciation expense related to property and equipment was $110,864 and $100,112 for the three months ended December 31, 2023 and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

Intangible assets as of December 31, 2023 and September 30, 2023 consisted of the following:

	December 31,	September 30,
	2023	2023
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of intangible assets	(17,405,000)	(17,504,000)
Amortization of definite lived intangible assets	(2,601,163)	(2,329,321)
Total	$3,046,248	$3,219,090

Amortization expense related to definite lived intangible assets was $172,842 and $277,354 for the three months ended December 31, 2023 and 2022

Future amortization of intangible assets as of December 31, 2023 is as follows:

For the year ended September 30,
2024	$518,526
2025	688,757
2026	660,040
2027	660,040
2028	496,223
Thereafter	22,662
Total future intangibles amortization	$3,046,248

NOTE 6 – CONTINGENT CONSIDERATION

As consideration for the Mergers, described in Note 1, the Company had a contractual obligation to issue 338,889 shares of its common stock, after approval by its shareholders, to the members of Cure Based Development, issued in two tranches 144,445 shares and 194,945 shares, both of which we subject to leak out provisions, and the unrestricted voting rights to 194,445 tranche of shares which vested over a five year period and were subject to a voting proxy agreement. The Merger Agreement also provided that an additional 338,889 Earnout Shares could be issued upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date.

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

The Merger Agreement also provided that an additional 338,889 Earnout Shares would be issued as part of the consideration for the Mergers, upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the Closing Date as follows, as measured at four intervals (each a “marking period”): the completion of 12, 24, 42, and 59 calendar months from the Closing Date, and based upon the ratios set forth below:

Aggregate Net Revenues	Shares Issued/ Each $ of Aggregate Net Revenue Ratio

$1 - $20,000,000	0.00423615
$20,000,001 - $60,000,000	0.002118075
$60,000,001 - $140,000,000	0.001059038
$140,000,001 - $300,000,000	0.000529519

An aggregate of 271,405 shares were issued over the initial three marking periods. The fourth marketing period began on  July 1, 2022 and ended during  November 2023. As of  November 2023, the preliminary revenue for the fourth marking period totaled approximately $35.8 million.  Based on the ratios, and subsequent to December 31, 2023, the Company determined the final Earnout Shares to be issued were 19,818. The shares were issued on January 11, 2024 and there is no further Earnout obligation.

In  December 2022, the Company entered into a contractual obligation to issue up to 556 options and 556 RSUs to an employee. The shares are subject to meeting a minimum direct to consumer revenue of $45 million for any four consecutive quarters before  December 31, 2024. Based on the present revenue run rate, the Company has valued these obligations at $0 for  September 30, 2023.

NOTE 7 – RELATED PARTY TRANSACTIONS

None.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2023 and September 30, 2022.

The total amount of preferred dividends declared and accrued were $1,000,501 for the three months ended December 31, 2023 and the total amount of preferred dividends declared and paid were $1,000,502 for the three months ended December 31, 2022.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 2,961,056 and 2,960,573 shares of common stock issued and outstanding at December 31, 2023 and September 30, 2023, respectively.

On March 2, 2023 Company entered into a purchase agreement (the "ELOC") with Keystone Capital Partners, LLC (“Keystone”), pursuant to which Keystone committed to purchase up to 281,934 of shares of our common stock. Upon the execution of the ELOC, The Company issued 2,616 shares of common stock as "Commitment Shares" to Keystone as consideration for its commitment to purchase shares of our common stock under the ELOC. An additional 6,104 Commitment Shares were issued 180 days after the date of the ELOC. The 281,934 shares of the Company's common stock were registered for resale and may be issued under the ELOC or sold by us to Keystone at our discretion from time to time over a 12 month period commencing April 1, 2023. The purchase price for the shares that the Company may sell to Keystone under the ELOC will fluctuate based on the price of the Company's common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. On January 11, 2024, we issued Keystone 64,218 shares of common stock for an aggregate purchase price of $50,000 or $0.7786 per share.  As of the filing of this report, Keystone has purchased an aggregate of 180,955 shares under the ELOC.

On April 12, 2023, the Company effected the Reverse Stock Split. All fractional shares were rounded up when effectuating the reverse stock split. A total of 39,455 shares of common stock were issued to account for rounding up of fractional shares.

Preferred stock transactions:

The Company had no preferred stock transactions in the three months ended December 31, 2023 and 2022.

Common stock transactions:

In the three months ended December 31, 2023:

The Company has no common stock transactions in the three months ended December 31, 2023.

In the three months ended December 31, 2022:

In  December 2022, the Company issued 50,000 shares of restricted common stock to an employee.  25,000 shares vested upon issuance and the Company recorded a total expense of $6,250.  25,000 shares vest based on meeting certain direct to consumer revenue performance hurdles prior to  December 2024.

Stock option transactions:

In the three months ended December 31, 2023:

The Company has no stock option transactions in the three months ended December 31, 2023.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the three months ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Exercise price	$-	$10.355 - 12.6060
Risk free interest rate	0.00%	3.93% - 4.71%
Volatility	0.00%	106.48% - 106.51%
Expected term (in years)	-	2.5 - 4
Dividend yield	None	None

Warrant Transactions:

The Company has no warrant transactions in the three months ended December 31, 2023.

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

The following table summarizes stock option activity under both plans for the three months ended December 31, 2023:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2023	41,765	$144.43	3.65	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2023	41,765	144.43	3.40	-

Exercisable at December 31, 2023	40,098	$149.97	3.41	$-

As of December 31, 2023, there was approximately $6,086 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 1.9 years.

Restricted Stock Award transactions:

In the three months ended December 31, 2023:

The Company has no restricted stock activity during the three months ended December 31, 2023.

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

NOTE 10 - WARRANTS

Transactions involving the Company equity-classified warrants for the three months ended December 31, 2023 and 2022 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2023	50,309	$37.75	4.07	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2023	50,309	37.75	3.82	-

Exercisable at December 31, 2023	50,309	$37.75	-	$-

The following table summarizes outstanding common stock purchase warrants as of December 31, 2023:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $337.5 per share	1,352	337.50	May 2024
Exercisable at $176.06 per share	1,079	176.06	October 2024
Exercisable at $56.25 per share	822	56.25	January 2025
Exercisable at $2.52 per share	3,357	168.30	December 2025
Exercisable at $168.30 per share	3,357	168.75	June 2026
Exercisable at $168.75 per share	40,500	2.52	April 2028
	50,309	$37.75

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

NOTE 12 – NOTE PAYABLE

In July 2019, the Company entered into a loan arrangement in the amount of $249,100 for a line of equipment, as part of the sale of manufacturing equipment during April 2022, the balance of this loan was paid off resulting in a balance of $0 as of December 31, 2022. In January 2020, the Company entered into a loan arrangement for $35,660 for equipment, and as of December 31, 2023, this loan was completely paid off.

NOTE 13 – LEASES

The Company has lease agreements for its corporate offices and warehouse with lease periods expiring between 2024 and 2026. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. All of the Company’s leases are classified as operating leases. The Company’s leases do not contain any residual value guarantees. During the June 2022 quarter, the Company exited its laboratory facility as all R&D is conducted in its corporate offices. This lease expired in December 2021, and as a result we incurred an exit fee of $80,000 tied to the landlord's right to holdover rent which was booked as an offset to gain on the sold assets for the quarter ending June 30, 2022.

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

Three Months
Ended
December 31,
2023
Total Operating Lease Costs	$332,124

Supplemental cash flow information related to operating leases is summarized as follows:

Three Months
Ended
December 31,
2023
Cash paid for amounts included in the measurement of operating lease liabilities	$353,326

As of December 31, 2023, our operating leases had a weighted average remaining lease term of 2.77 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of December 31, 2023 are summarized as follows:

For the period ended December 31,
2024	$1,068,284
2025	1,159,949
2026	1,092,297
Thereafter	280,565
Total future lease payments	3,601,095
Less interest	(232,382)
Total lease liabilities	$3,368,713

NOTE 14 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended
	December 31,	December 31,
	2023	2022
Basic and diluted:
Net loss continuing operations	$(996,501)	$(3,956,062)
Preferred dividends paid	1,000,501	1,000,502
Net loss attributable to cbdMD Inc. common shareholders	(1,997,002)	(4,956,564)

Shares used in computing basic and diluted earnings per share	2,960,945	1,341,277

Loss per share Basic:
Basic and diluted earnings per share	(0.67)	(3.70)

At December 31, 2023, 93,113 potential shares underlying options, unvested RSUs and warrants as well as 185,223 convertible preferred shares, as well as total 283,593 of available shares and remaining commitment share under the Keystone agreement were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2023 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At December 31, 2023, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 16 – SUBSEQUENT EVENTS

On January 11, 2024, we issued Keystone 64,218 shares of common stock for an aggregate purchase price of $50,000 or $0.7786 per share.

Effective February 1, 2024 (the “Effective Date”), the Company entered into a Securities Purchase Agreement dated January 30, 2024 (the “Purchase Agreement”) with five institutional investors (the “Investors”) whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666 (the “Notes”). The Company intends to use the proceeds from the issuance of the Notes for working capital and general corporate purposes.

Each Note bears interest of 8% per annum and matures on July 30, 2025. The Note is convertible into shares of common stock at any time following the date of issuance at the Investor’s option at an initial conversion price of $0.684 per share (the “Conversion Price”), subject to certain adjustments. If 30 calendar days, 60 calendar days, 90 calendar days, 120 calendar days, or 180 calendar days after the effective date of the Registration Statement (as defined below) (the “Adjustment Dates”), the Conversion Price then in effect is higher than the Market Conversion Price then in effect on the Adjustment Date, the Conversion Price shall automatically decrease to the Market Conversion Price (as defined under the Note). The Conversion Price is subject to a $0.30 floor price.

Furthermore, at any time after the issuance of the Note, the Company may, after written notice to the Investor, prepay any portion or all outstanding Principal Amount by paying an amount equal to 125% of the Principal Amount then being prepaid (representing a 25% prepayment premium payable to the Investor which shall not constitute a principal repayment); provided that a Registration Statement registering all of the Conversion Shares issuable under the Note shall have been declared effective. If the Company elects to prepay the Note, the Investor shall have the right, upon written notice to the Company within five Trading Days of the Investor’s receipt of a Prepayment Notice, to convert up to 100% of the Prepayment Amount at the Conversion Price, upon the terms provided in the Note.

Upon the occurrence of any Event of Default (as defined in the Note), the Interest rate shall automatically be increased to the lesser of 22% per annum or the highest amount permitted by law. In the event that such Event of Default is subsequently cured (and no other Event of Default then exists), the adjustment shall cease to be effective as of the day immediately following the date of such cure; provided that the Interest as calculated and unpaid at such increased rate during the continuance of such Event of Default shall continue to apply to the extent relating to the days after the occurrence of such Event of Default through and including the date of such cure of such Event of Default.

In addition, upon the occurrence of Event of Default, which has not been cured within any applicable cure period, the Company shall be obligated to pay to the Investor the Mandatory Default Amount, which Mandatory Default Amount shall be payable to the Investor on the date the Event of Default giving rise thereto occurs. In the event the Note shall be converted following the occurrence of an Event of Default, the Investor shall have the option to convert the Mandatory Default Amount, upon the terms provided in the Note.

The Note provides that the Investor will not have the right to convert any portion of the Note, if, together with its affiliates, and any other party whose holdings would be aggregated with those of the Investor for purposes of Section 13(d) or Section 16 of the Securities of 1934, as amended, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation shall be increased to 9.99% on the 61th day upon receipt of a written notice by the Investor delivered to the Company, and provided further, in no event shall the Beneficial Ownership Limitation exceed 9.99%. Furthermore, the Investors shall not have the right to receive upon conversion of the Notes any shares of common stock in excess of 19.9% of the Company’s currently issued and outstanding common stock, if the issuance of such shares of would exceed the aggregate number of shares of common stock which the Company may issue upon conversion the Notes without breaching the Company’s obligations under the rules of the NYSE American. Under the terms of the Purchase Agreement the Company shall file a proxy statement within 30 days of the date of the Purchase Agreement and hold a special meeting of shareholders (which may also be at the annual meeting of shareholders) at the earliest practical date, but in no event later than 90 calendar days after the date of the Purchase Agreement, for the purpose of obtaining shareholder approval of the issuance of the excess shares of common stock.

The Notes are secured by a first priority security interest as evidenced by and to the extent set forth in a Security Agreement, by and between the Company and the Investors.

In addition, pursuant to the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors pursuant to which the Conversion Shares issuable to the Investors, subject to certain conditions, are entitled to registration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended December 31, 2023 and the three months ended December 31, 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

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

At the end of our third quarter of  fiscal 2023 we changed our e-commerce platform to focus on our customer experience and conversion rates.  As part of this plan, we planned a site refresh that launched during November of 2023.  We continue to focus on our site optimization to ensure we have the industry-best customer experience on our website.  As part of our platform change, we concentrated on our subscription base and have seen a strong increase in subscribers year over year and this has accelerated since our platform change.

During the fourth quarter of fiscal 2023 we also attempted to convert the Series A Preferred stock to common stock through a shareholder vote to amend our Series A Preferred Stock designation.  Ultimately, we were unable to get the required votes needed to approve the amendment and we canceled the shareholder meeting.  We believe the combined market capitalization of both our common and Series A Preferred is being impacted due to our current capital structure.  Our goal is to simplify our capital structure and we believe it will help unlock additional equity value and open up more strategic activity for the Company. The Company has a new proposal to convert all of the Company's Series A Preferred stock to be voted on by its shareholders at the Company's 2024 annual meeting.

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

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2024 and beyond:

●

Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy claims and absorption. We regularly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of improving our product offerings. During fiscal 2023 we focused on expanding some of our core line of products.  This included adding to our NSF for Sport product line, as well as our line of Delta 9 gummies and microdose products. In addition, we expanded our line up by launching our proprietary hemp blend under hempMD.  In November of 2023 we launched our new CBG tincture and during the first quarter of fiscal 2024 we launched our new nootropic mushroom line under the ATRx brand.   We have a robust pipeline of cannabinoid and non-cannabinoid products to launch during fiscal 2024.

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

●

Acquisitions: We evaluate acquisitions (M&A) where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company. While the Company continues to evaluate M&A opportunities, as of the date of this report we currently do not have any pending or potential acquisitions.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended December 31,
	2023	2022	Change
Total net sales	$5,375,405	$6,085,218	$(709,813)
Cost of sales	1,817,907	2,517,452	(699,545)
Gross profit as a percentage of net sales	66.2%	58.6%	7.6%
Operating expenses	4,623,333	7,613,947	(2,990,614)
Impairment of goodwill and other intangible assets	-	-	-
Operating loss from operations	(1,065,835)	(4,046,181)	2,980,346
Decrease on contingent liability	69,752	61,000	8,752
Net loss before taxes	(996,501)	(3,956,062)	2,959,561
Net loss attributable to cbdMD Inc. common shareholders	$(1,997,002)	$(4,956,564)	$2,959,562

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2023	% of total	2022	% of total
E-commerce sales	$4,424,006	82.3%	$4,906,205	80.6%
Wholesale sales	951,399	17.7%	$1,179,013	19.4%
Total Net Sales	$5,375,405		$6,085,218

Net Sales

We had total net sales of $5.4 million and $6.1 million for the three months ended December 31, 2023 and 2022, respectively, resulting in a decrease in net sales of $0.7 million or 12% quarter over quarter. This decrease is partially attributable to a decrease of $0.5 million in e-commerce sales as we continue to reduce marketing spend as part of our continued efforts to improve profitability.  Wholesale sales decrease of $0.2 million, in part due to state level restrictions that had a year over year impact to accounts in key geographic regions. In response, management has embarked on several corrective measures, including the appointment of a new Vice President of Wholesale, the introduction of new customer acquisition strategies, and the replacement of underperforming vendors and agencies. Despite the overall category facing challenges, we remain optimistic about our product's market positioning in 2024, amidst increasing global tensions and the election year.

Moreover, the management team dedicated the first fiscal quarter to pivotal initiatives that influenced this quarter's performance. These initiatives encompassed a proxy vote; exploration of mergers and acquisitions that were ultimately abandoned due to complexities in the capital structure; and the development of our new product lines, ATRx Labs and HempMD. We believe these new lines present significant growth opportunities beyond the regulatory and marketing constraints currently affecting the CBD category.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 33.8% and 41.4% for three months ended December 31, 2023 and 2022, respectively. This overall decrease in our cost of sales quarter over quarter is primarily attributable to decreased overhead allocation of approximately $80,000 related to overall headcounts reductions quarter over quarter as well as decreased freight changes of approximately $230,000 as we switched to a more cost effective freight provider subsequent to the first quarter of fiscal year 2023, which increased margins for that quarter.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three months ended December 31, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2023	2022	Change
Staff related expense	$1,386,866	$2,331,030	$(944,164)
Accounting/legal expense	272,045	267,055	4,990
Professional outside services	181,178	216,977	(35,799)
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	1,392,996	1,926,118	(533,122)
Merchant fees	175,875	210,265	(34,390)
R&D and regulatory	4,629	76,272	(71,643)
Non-cash stock compensation	16,542	137,144	(120,602)
Intangibles Amortization	172,842	277,354	(104,512)
Non-cash stock compensation related to terminated contractual obligation	-	884,892	(884,892)
Depreciation	110,864	100,112	10,752
All other expenses	909,497	1,186,728	(277,231)
Totals	$4,623,334	$7,613,947	$(2,990,613)

Our overall operating expenses decreased by $3.0 million or 39.3% for the three months ended December 31, 2023 over the three months ended December 31, 2022. The year over year decrease was primarily driven by management's continued ongoing efforts to reduce our cost structure including decreases in staff related expenses ($0.9 million), advertising, marketing, sponsorships and affiliate commission expenses ($0.5 million), a reduction of ($0.9 million) related to a one time non-cash stock compensation for a terminated contractual obligation, a reduction of intangibles amortization of ($0.1 million) as a result of the intangibles impairment and change in useful life that occurred in fourth quarter of fiscal year 2023, and a reduction of approximately ($0.5 million) across all other expense areas quarter over quarter.

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

The following tables provide information on our corporate overhead for the three months ended December 31, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2023	2022	Change
Staff related expense	$102,608	$152,526	$(49,918)
Accounting/Legal expense	217,007	197,863	19,144
Professional outside services	118,211	58,942	59,269
Business insurance	182,193	180,174	2,019
Non-cash stock compensation	16,542	137,144	(120,602)
Totals	$636,561	$726,649	$(90,088)

Our corporate operating expenses are down quarter over quarter by ($90,000) or 12.4%. This decrease in primarily related decreased headcount and non-cash stock compensation, slightly offset by increases in accounting/legal /professional outside services as we incurred expenses tied to the initial proxy statement filed for a shareholder proposal to convert our series A preferred stock as well as M&A diligence and structuring that occurred during the December 2023 quarter.

The corporate operating expenses are primarily related to the ongoing public company-related activities.

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

The following tables provide information on our approximate corporate overhead for the three months ended December 31, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2023	2022	Change
Staff related expense	$92,253	$87,198	$5,055
R&D and Regulatory	-	75,213	(75,213)
Totals	$92,253	$162,411	$(70,158)

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was $20,611 at December 31, 2023, as compared to $90,363 at September 30, 2023, respectively. The fourth and final marking period ended and the final issuance of shares occurred in January 2024.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $1.5 million and working capital of $1.4 million at December 31, 2023 as compared to cash and cash equivalents on hand of $1.8 million and working capital of $3.4 million at September 30, 2023. Our current assets decreased approximately 8.7% at December 31, 2023 from September 30,2023, which is primarily attributable to a decrease in cash used to fund operations. Our current liabilities increased by 27.9% at December 31, 2023 from September 30, 2023, and is primarily attributable to dividends on the preferred stock that have been accrued but not paid.

During the three months ended December 31, 2023 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. As of September 2023, we have stopped paying this dividend in cash monthly and are accruing this dividend on a monthly basis.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $0.1 million and $12.1 million for the three months ended December 31, 2023 and 2022, respectively. Management believes the quarterly cash consumption should continue to improve in subsequent quarters.

Subsequent to the period covered by this report, as disclosed under note 16 to the unaudited financial statements included in this report, the Company entered into a Purchase Agreement dated January 30, 2024 with five Investors whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666. The Company intends to use the proceeds from the issuance of the Notes for working capital and general corporate purposes, including, but not limited to inventory investment to assist with orders and funding proxy expenses.

Also subsequent to the period covered by the report, on January 11, 2024, we issued Keystone 64,218 shares of common stock for an aggregate purchase price of $50,000 or $0.7786 per share.

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

cbdMD defines Adjusted EBITDA as Earnings Before Interest, Taxes, Depreciation and Amortization excluding (1) stock based compensation; (2) one time inventory adjustments; (3) impairment of goodwill and other intangible items; (4) one-time severance accruals; (5) non-cash trade credits; and (6) accruals/expenses for discretionary bonuses, and (7) other one-time expenses related to M&A or other corporate actions.

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

The following table presents a reconciliation of GAAP loss from operations to Adjusted EBITDA.

Adjusted EBITDA for the three months ended December 31, 2023 and December 31, 2022 is as follows:

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2023	2022
(Unaudited)

GAAP (loss) from operations	$(1,065,835)	$(4,046,181)
Adjustments:
Depreciation & Amortization	283,706	377,466
Employee and director stock compensation (1)	16,542	137,144
Other non-cash stock compensation for services (2)	-	884.893
Mergers and Acquisitions and financing transaction expense (3)	67,599	-
Non-GAAP adjusted EBITDA	$(697,988)	$(2,646,678)

(1) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(2) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(3) Represents expenses incurred in relation to M&A and financing activities during the quarter ended December 31, 2023.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to the disclosure below, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2023 10-K. See also "Liquidity and Capital Resources" above.

The issuance of shares upon exercise of our outstanding options, restricted stock awards and warrants, or the conversion of the Notes or Series A Convertible Preferred Stock may cause immediate and substantial dilution to our existing shareholders.

We presently have options, unvested restricted stock awards and warrants that if exercised would result in the issuance of an additional 93,222 shares of our common stock, and our Series A Convertible Preferred Stock is presently convertible into an additional 185,223 shares of common stock. In addition, our outstanding Notes are presently convertible into approximately 2,253,900 shares of common stock (although currently limited to 608,714 shares until such time as the Company has received shareholder approval in accordance with NYSE American Rules 713(a) for the issuance of such number of shares in excess of 20% of the Company’s outstanding common stock as of January 30, 2024). Furthermore, the Company is currently seeking shareholder approval to amend its articles of incorporation, as amended, to provide for the automatic conversion of all outstanding shares of Series A Preferred Stock on a 1 to 6 basis, which in the event such amendment is approved, would result in the issuance of an additional 30,000,000 shares of common stock. The number of shares issuable upon conversion of the Notes may increase in the event the conversion price is adjusted.  The issuance of shares upon exercise of warrants and options and/or the conversion of our Notes and Series A Convertible Preferred Stock will result in dilution to the interests of other shareholders.

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at cbdMD, Inc. 2101 Westinghouse Blvd, Suite A, Charlotte, NC 28273.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

cbdMD, INC.

February 13, 2024	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Interim CEO,
principal executive officer

February 13, 2024	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer,
principal financial and accounting officer