Form 10-Q
period 2024-03-31
cbdMD, Inc.
filed 2024-05-15
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________

Commission file number 001-38299

cbdMD, INC.
(Exact Name of Registrant as Specified in its Charter)

North Carolina	47-3414576
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

2101 Westinghouse Blvd., Suite A, Charlotte, NC	28273
Address of Principal Executive Offices	Zip Code

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

3,869,082 shares of common stock are issued and outstanding as of May 15, 2024.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD”, Proline Global, LLC, a North Carolina limited liability company which we refer to as "Proline", and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2023” refers to the year ended September 30, 2023, “fiscal 2024” refers to the fiscal year ending September 30, 2024, “first quarter of 2023” refers to the three months ended December 31, 2022, “first quarter of 2024” refers to the three months ended December 31, 2023. "second quarter of 2023" refers to the three months ended March 31, 2023, and "second quarter of 2024" refers to the three months ended March 31, 2024.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2024 AND SEPTEMBER 30, 2023

(Unaudited)

	(Unaudited)
	March 31,	September 30,
	2024	2023
Assets

Current assets:
Cash and cash equivalents	$2,105,396	$1,797,860
Accounts receivable, net of allowance for credit losses of $179,419 and $42,180, respectively	868,217	1,216,090
Inventory	3,174,005	4,052,972
Inventory prepaid	277,794	182,675
Prepaid sponsorship	52,078	70,061
Prepaid expenses and other current assets	932,770	750,383
Total current assets	7,410,260	8,070,041

Other assets:
Property and equipment, net	667,979	716,579
Operating lease assets	2,766,290	3,350,865
Deposits for facilities	132,203	138,708
Intangible assets	2,873,406	3,219,090
Investment in other securities, noncurrent	700,000	700,000
Total other assets	7,139,878	8,125,242

Total assets	$14,550,138	$16,195,283

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2024 AND SEPTEMBER 30, 2023
(continued)

	(Unaudited)
	March 31,	September 30,
	2024	2023
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,291,306	$1,906,319
Accrued expenses	1,282,028	629,648
Accrued dividends	2,668,000	667,000
Deferred revenue	468,472	187,793
Operating leases – current portion	1,226,764	1,277,089
Note payable	-	2,492
Total current liabilities	6,936,570	4,670,341

Long term liabilities:
Convertible notes	2,702,000	-
Other long term liabilities	-	9
Operating leases - long term portion	1,824,721	2,403,286
Contingent liability	-	90,363
Total long term liabilities	4,526,721	2,493,658

Total liabilities	11,463,291	7,163,999

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 3,045,204 and 2,960,573 shares issued and outstanding, respectively	3,045	2,961
Additional paid in capital	183,456,639	183,387,095
Comprehensive other expense	(6,000)	-
Accumulated deficit	(180,371,836)	(174,363,772)
Total cbdMD, Inc. shareholders' equity	3,086,847	9,031,284

Total liabilities and shareholders' equity	$14,550,138	$16,195,283

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE and Six MONTHS ENDED March 31, 2024 and 2023
(Unaudited)

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Gross Sales	$4,816,444	$6,584,666	$10,192,075	$12,825,191
Allowances	(439,926)	(344,646)	(440,152)	(499,954)
Total Net Sales	4,376,518	6,240,020	9,751,923	12,325,237
Cost of sales	1,795,790	2,224,512	3,613,698	4,741,964
Gross Profit	2,580,728	4,015,508	6,138,225	7,583,273

Operating expenses	4,131,719	5,416,151	8,755,053	13,030,097
Loss from operations	(1,550,991)	(1,400,643)	(2,616,828)	(5,446,824)
(Increase) decrease of contingent liability	4,828	48,000	74,580	109,000
(Increase) decrease in fair value of convertible debt	(1,446,000)	-	(1,446,000)	-
Other income	-	17,787	-	49,543
Interest expense	(18,399)	(1,946)	(18,817)	(4,583)
Loss before provision for income taxes	(3,010,562)	(1,336,802)	(4,007,065)	(5,292,864)

Net Loss	(3,010,562)	(1,336,802)	(4,007,065)	(5,292,864)
Preferred dividends	1,000,500	1,000,500	2,001,000	2,001,002

Net Loss attributable to cbdMD, Inc. common shareholders	$(4,011,062)	$(2,337,302)	$(6,008,065)	$(7,293,866)

Net Loss per share:
Basic earnings per share	(1.35)	(1.74)	(2.03)	(5.43)
Diluted earnings per share	(1.35)	(1.74)	(2.03)	(5.43)
Weighted average number of shares Basic:	2,961,057	1,345,589	2,961,000	1,343,394
Weighted average number of shares Diluted:	2,961,057	1,345,589	2,961,000	1,343,394

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE and Six MONTHS ENDED March 31, 2024 and 2023
(Unaudited)

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Net Loss	$(3,010,562)	$(1,336,802)	$(4,007,065)	$(5,292,864)
Comprehensive Loss	(3,010,562)	(1,336,802)	(4,007,065)	(5,292,864)

Other Comprehensive income	$(6,000)	$-	$(6,000)	$-
Preferred dividends	(1,000,500)	(1,000,500)	(2,001,000)	(2,001,002)
Comprehensive Loss attributable to cbdMD, Inc. common shareholders	$(4,017,062)	$(2,337,302)	$(6,014,065)	$(7,293,866)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE Six MONTHS ENDED March 31, 2024 and 2023
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(4,007,065)	$(5,292,864)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	2,852	96,216
Restricted stock expense	992	100,249
Write off of prepaid assets due to termination of contractual obligation	-	884,892
Issuance of stock for services	-	1,459,193
Intangibles amortization	345,684	554,709
Depreciation	228,615	100,112
Increase (decrease) in contingent liability	(74,580)	(109,000)
Increase (decrease) in fair value of convertible debt	1,446,000	-
Amortization of operating lease asset	584,574	556,646
Changes in operating assets and liabilities:
Accounts receivable	301,132	286,278
Deposits	6,505	105,898
Inventory	878,967	135,176
Prepaid inventory	(95,119)	100,307
Prepaid expenses and other current assets	(164,404)	(1,544,308)
Accounts payable and accrued expenses	449,287	(855,872)
Operating lease liability	(628,891)	(580,325)
Deferred revenue / customer deposits	(84,497)	203,341
Collection on discontinued operations accounts receivable	-	1,375
Cash used by operating activities	(809,948)	(3,797,977)
Cash flows from investing activities:
Purchase of property and equipment	(180,015)	(74,980)
Other Securities	-	1,000,000
Cash flows from investing activities	(180,015)	925,020
Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	-
Note payable	1,247,499	(127,725)
Preferred dividend distribution	-	(2,001,000)
Deferred Issuance costs	-	-
Cash flows from financing activities	1,297,499	(2,128,725)
Net increase (decrease) in cash	307,536	(5,001,682)
Cash and cash equivalents, beginning of period	1,797,860	6,720,234
Cash and cash equivalents, end of period	$2,105,396	$1,718,552

Supplemental Disclosures of Cash Flow Information:

	2024	2023

Cash Payments for:
Interest expense	$18,817	$2,638

Non-cash financial/investing activities:
Preferred dividends accrued but not paid	$2,001,000	$-

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE six months ended March 31, 2024
(Unaudited)

	Common Stock		Preferred Stock		Other	Additional
					Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2023	2,960,573	$2,961	5,000,000	$5,000	$-	$183,387,095	$(174,363,772)	$9,031,284
Issuance of Common stock	483	-	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	-	-	-	1,772	-	1,772
Issuance of restricted stock for share based compensation	-	-	-	-	-	689	-	689
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	-	(996,501)	(996,501)
Balance, December 31, 2023	2,961,056	$2,961	5,000,000	$5,000	$-	$183,389,556	$(176,360,774)	$7,036,743
Issuance of Common stock	19,930	20	-	-	-	15,763	-	15,783
Issuance of options for share based compensation	-	-	-	-	-	1,080	-	1,080
Issuance of restricted stock for share based compensation	-	-	-	-	-	303	-	303
Change in fair value of debt related to credit risk	-	-	-	-	(6,000)	-	-	(6,000)
Issuance of Common stock - Keystone	64,218	64	-	-	-	49,936	-	50,000
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	-	(3,010,562)	(3,010,562)
Balance, March 31, 2024	3,045,204	$3,045	5,000,000	$5,000	$(6,000)	$183,456,639	$(180,371,836)	$3,086,847

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE six months ended March 31, 2023
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2022	1,348,125	$1,348	5,000,000	$5,000	$178,841,646	$(147,423,563)	$31,424,431
Issuance of Common Stock	1,038	1	-	-	(1)	-	-
Issuance of options for share based compensation	-	-	-	-	79,446	-	79,446
Issuance of restricted stock for share based compensation	-	-	-	-	43,449	-	43,449
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	(3,956,062)	(3,956,062)
Balance, December 31, 2022	1,349,163	$1,349	5,000,000	$5,000	$178,964,539	$(152,380,127)	$26,590,761
Issuance of Common Stock	8,417	8	-	-	(8)	-	-
Issuance of options for share based compensation	-	-	-	-	16,770	-	16,770
Issuance of restricted stock for share based compensation	-	-	-	-	56,801	-	56,801
Issuance of Common stock - A360	94,277	94	-	-	1,399,906	-	1,400,000
Issuance of Common stock - DCO	2,223	2	-	-	29,998	-	30,000
Issuance of Common stock - Keystone	2,616	3	-	-	29,190	-	29,193
True up of fraction shares resulting from reverse split	-	1	-	-	-	-	-
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	(1,336,802)	(1,336,802)
Balance, March 31, 2023	1,456,696	$1,457	5,000,000	$5,000	$180,497,196	$(154,717,429)	$25,786,223

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE three and six months ended March 31, 2024 and 2023 (unaudited)

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

The Company owns and operates the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD as well as the functional mushroom brand ATRx. The Company sources cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. CBD is a natural substance produced from the hemp plant. The products manufactured by and for the Company comply with the 2018 Farm Bill - our full spectrum products contain trace amounts of tetrahydrocannabinol ("THC") under the 0.3% by dry weight limit in the 2018 Farm Act while our broad spectrum products are non-psychoactive as they do not contain detectable levels of THC.

On March 15, 2021 cbdMD formed a new wholly owned subsidiary, cbdMD Therapeutics, LLC (“Therapeutics”) for the purposes of isolating and quantifying the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2023 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2023 as reported in the 2023 10-K have been omitted.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI, Paw CBD, Proline and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP and requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, allowances for credit losses, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, acquired intangibles and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities, and contingent liability is a material estimate. Actual results could differ from these estimates.

The Company continues to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost less an allowance for credit losses, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of March 31, 2024 and September 30, 2023, we had an allowance for credit losses of $179,419 and $42,180, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.5% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At March 31, 2024 and September 30, 2023, the receivable from payment processors included approximately $498,096 and $585,345, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

The Company now accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment. The Company began amortizing its trademarks over 20 years beginning  January 1, 2022 and would perform impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset group's carrying value  may not be recoverable. If there are indications that the asset group's carrying value  may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the recoverable amount of the asset group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group. During July of fiscal 2023, the Company determined that based on regulatory uncertainty and ongoing Company performance it was prudent to change the amortization of the “cbdMD” and “directCBDonline” trademarks to 5 years and “hempMD” trademark to 10 years.  This became a triggering event for an impairment test under ASC360 which resulted in an impairment of the intangibles in  July 2023.  As of the end of the fourth quarter of fiscal 2023, a significant decline in market capitalization of both classes of equity triggered a subsequent impairment test, resulting in additional impairment during the fourth quarter of fiscal 2023.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company meets that obligation when it has shipped products which have been ordered to the customer. The Company has reviewed its various revenue streams for its other contracts under the five-step approach. At March 31, 2024, the Company has no unfulfilled performance obligations.

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

Other than account receivable, Company has no material contract assets nor contract liabilities at March 31, 2024.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2024	% of total	2023	% of total

E-commerce sales	$3,625,719	82.8%	$4,889,860	78.4%
Wholesale sales	750,799	17.2%	1,350,160	21.6%
Total Net Sales	$4,376,518	100.0%	$6,240,020	100.0%

	Six Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2024	% of total	2023	% of total

E-commerce sales	$8,049,724	82.5%	$9,796,064	79.5%
Wholesale sales	1,702,199	17.5%	2,529,173	20.5%
Total Net Sales	$9,751,923	100.0%	$12,325,237	100.0%

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $1.3 million uninsured balance at March 31, 2024 and a $1.2 million uninsured balance at September 30, 2023.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and six months ended March 31, 2024.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $4,007,065 for the six months ended March 31, 2024, resulting in a reduction of net working capital of $203,308.

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

Convertible Notes

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

The Company elected the fair value option under ASC 825 Fair Value Measurements for the Notes. The Notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss). See Note 12 for more information related to the Notes.

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

In September 2020, the Company purchased a membership interest in Adara Sponsor LLC for $250,000, which along with proceeds from other investors was utilized as an investment in Adara Acquisition Corporation (“Adara”), a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (a “SPAC”). On  January 13, 2021, the Company executed second tranche subscriptions agreements and funded the remaining $750,000. On June 22, 2022, the Company executed a transfer agreement with affiliates of Adara Sponsor, LLC whereby the Company's interest would be transferred to the affiliates of Adara Sponsor, LLC upon Adara's acquisition of Alliance Entertainment, Inc. (the "Target") in consideration of the Company's original purchase price. As a result of the SEC litigation against our former CEO, the Target provided a demand to Adara that it required cbdMD and our former Chief Executive Officer to dispose of our interests in Adara Sponsor, LLC as a condition of proceeding with any business combination. In December 2022, Adara filed its definitive proxy to approve the acquisition and query shareholders redemption. Effective February 10, 2023, the Company completed the Membership Interest Transfer Agreement with Blystone & Donaldson, LLC, and Mr. Thomas Finke (collectively, the “Transferees”) dated June 22, 2022. Pursuant to the terms of the agreement, the Company sold its entire ownership interest in Adara Sponsor, LLC, to the Transferees for the total purchase price of $1,000,000 which constitutes the Company’s original purchase price of the interest.

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

In valuing both investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at March 31, 2024 and September 30, 2023 consists of the following:

	March 31,	September 30,
	2024	2023
Finished Goods	$2,037,743	$2,782,680
Inventory Components	1,385,625	1,397,034
Inventory Reserve	(249,363)	(126,742)
Inventory prepaid	277,794	182,675
Total Inventory	$3,451,799	$4,235,647

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the three months ended March 31, 2024.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at March 31, 2024 and September 30, 2023 consist of the following:

	March 31,	September 30,
	2024	2023
Computers, furniture and equipment	$1,577,411	$1,392,776
Manufacturing equipment	284,275	284,275
Leasehold improvements	487,081	487,081
Automobiles	-	11,087
	2,348,767	2,175,219
Less accumulated depreciation	(1,680,788)	(1,458,640)
Property and equipment, net	$667,979	$716,579

Depreciation expense related to property and equipment was $117,750 and $102,390 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

Intangible assets as of March 31, 2024 and September 30, 2023 consisted of the following:

	March 31,	September 30,
	2024	2023
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of intangible assets	(17,405,000)	(17,504,000)
Amortization of definite lived intangible assets	(2,774,005)	(2,329,321)
Total	$2,873,406	$3,219,090

Amortization expense related to definite lived intangible assets was $172,842 and $277,354 for the three months ended March 31, 2024 and 2023

Future amortization of intangible assets as of March 31, 2024 is as follows:

For the year ended September 30,
2024	$345,684
2025	688,757
2026	660,040
2027	660,040
2028	496,223
Thereafter	22,662
Total future intangibles amortization	$2,873,406

NOTE 6 – CONTINGENT CONSIDERATION

As consideration for the Mergers, described in Note 1, the Company had a contractual obligation to issue 338,889 shares of its common stock, after approval by its shareholders, to the members of Cure Based Development, issued in two tranches 144,445 shares and 194,945 shares, both of which were subject to leak out provisions, and the unrestricted voting rights to 194,445 tranche of shares which vested over a five year period and were subject to a voting proxy agreement.

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

An aggregate of 271,405 shares were issued over the initial three marking periods. The fourth marketing period began on  July 1, 2022 and ended during  November 2023. The revenue for the fourth marking period totaled approximately $35.8 million.  Based on the ratios, and subsequent to December 31, 2023, the Company determined the final Earnout Shares to be issued were 19,818. The shares were issued on January 11, 2024 and there is no further Earnout obligation.

In  December 2022, the Company entered into a contractual obligation to issue up to 556 options and 556 RSUs to an employee. The shares are subject to meeting a minimum direct to consumer revenue of $45 million for any four consecutive quarters before  December 31, 2024. Based on the present revenue run rate, the Company has valued these obligations at $0 for  September 30, 2023.

NOTE 7 – RELATED PARTY TRANSACTIONS

None.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2024 and September 30, 2023.

The total amount of preferred dividends declared and accrued were $1,000,500 and 2,001,000 for the three and six months ended March 31, 2024, respectively, and the total amount of preferred dividends declared and paid were $1,000,500 and $2,001,502 for the three and six months ended March 31, 2023, respectively.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 3,045,204 and 2,960,573 shares of common stock issued and outstanding at March 31, 2024 and September 30, 2023, respectively.

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

Preferred stock transactions:

The Company had no preferred stock transactions in the three and six months ended March 31, 2024 and 2023.

Common stock transactions:

In the six months ended March 31, 2024:

In January 2024, the Company issued 64,218 shares under our ELOC.

In January 2024, the Company issued 19,818 shares as part of the final Earnout.

In the six months ended March 31, 2023:

In March of 2023, we entered into the ELOC and we issued 2,616 shares of common stock as "Commitment Shares" to Keystone as consideration for its commitment to purchase shares of our common stock under the ELOC.

On February 1, 2023, the Company entered into an Agreement for Advertising Placement with a360 Media, LLC ("a360") in which a360 provided professional media support and advertising placement in exchange for up to 134,681 shares of the Company’s common stock valued at $14.85 per share. a360 will receive the shares by providing the Company with a credit in the amount of $2,000,000 to be used for media support and advertising placement to the Company. The shares are 70% fully vested; 15% of the Shares shall vest upon each advertising placement accrue pro-rata as percentage of the total advertising placement; and 15% of the shares shall vest provided there are no restrictions in product categories that the Company is able to market with a360 while the Company utilizes the advertising placement. Any shares vested during the term of the agreement. The Advertising Placement expired as of December 30, 2023.

In January 2023, the Company issued 2,223 shares of common stock to Twenty Two Capital as the final obligation under the 2021 acquisition agreement upon the expiration of the indemnification period.

In  December 2022, the Company issued 1,112 shares of restricted common stock to an employee.  556 shares vested upon issuance and the Company recorded a total expense of $6,250.  556 shares vest based on meeting certain direct to consumer revenue performance hurdles prior to  December 2024.

Stock option transactions:

In the six months ended March 31, 2024:

The Company has no stock option transactions in the six months ended December 31, 2024.

In the six months ended March 31, 2023:

In February of 2023, the Company granted its board of directors an aggregate of 2,667 common stock options. The options vested immediately, have a strike price of $12.60 and a five-year term. The Company has recorded a total prepaid expense of $21,120 and intends to amortize the expense over the 12-month board term.

In January 2023, the Company issued 2,334 options to a group of employees. The stock options awards vested at issuance, had a strike price of $10.53, five-year term and a fair market value upon issuance of $15,225

In  December 2022, the Company issued 2,222 options to an employee. 1,666 options vest equally at each anniversary for the next 3 years, have a strike price of $11.25 and a five year term. The total expense of these options is $13,150 and will be amortized over the term of the vesting periods. 556 options vest based on meeting certain direct to consumer revenue requirements by the end of  December 2024.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the three months ended March 31, 2024 and 2023:

	March 31,	March 31,
	2024	2023
Exercise price	$-	$10.355 - 12.6060
Risk free interest rate	0.00%	3.93% - 4.71%
Volatility	0.00%	106.48% - 106.51%
Expected term (in years)	-	2.5 - 4
Dividend yield	None	None

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

The following table summarizes stock option activity under both plans for the six months ended March 31, 2024:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2023	41,765	$144.43	3.65	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2024	41,765	144.43	3.15	-

Exercisable at March 31, 2024	40,098	$149.97	3.16	$-

As of March 31, 2024, there was approximately $5,005 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 1.2 years.

Restricted Stock Award transactions:

In the six months ended March 31, 2024:

The Company has no restricted stock activity during the six months ended March 31, 2024.

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

NOTE 10 - WARRANTS

Transactions involving the Company equity-classified warrants for the six months ended March 31, 2024 and 2023 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2023	50,309	$37.75	4.07	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2024	50,309	37.75	3.57	-

Exercisable at March 31, 2024	50,309	$37.75	-	$-

The following table summarizes outstanding common stock purchase warrants as of March 31, 2024:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $337.5 per share	1,352	$337.50	May 2024
Exercisable at $176.06 per share	1,079	176.06	October 2024
Exercisable at $56.25 per share	822	56.25	January 2025
Exercisable at $2.52 per share	40,500	2.52	April 2028
Exercisable at $168.30 per share	3,357	168.30	December 2025
Exercisable at $168.75 per share	3,199	168.75	June 2026
	50,309	$37.75

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

Commencing August 2019 the Company’s executive offices were located at 8845 Red Oak Blvd, Charlotte, NC (the “Red Oak Facilities”) which we sub-leased under a sublease agreement dated July11, 2019 which expires December 2026 (the “Red Oak Sublease”).  We received a default notice from HSKL, Inc., the sub landlord, in September 2023. Effective March 20, 2024 we entered into a License Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL (the “License Agreement”) and Lease Forbearance Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL (the “Forbearance Agreement”). Under the License Agreement we have granted HSKL a license to possess and use a portion of the Red Oak Facilities until the earlier of (i) the termination of the Forbearance Agreement and (ii) July 31, 2024 (the “Termination Date”). The termination of the License Agreement will result in termination of the Red Oak Sublease. Pursuant to the Forbearance Agreement HSKL has agreed to forbear from proceeding to exercise its remedies against us under the Red Oak Sublease, and the declaration of default related to past due rent in consideration of the following payments to HSKL: $80,000 upon the execution of the Forbearance Agreement, followed by four monthly payments of $40,000. HSKL’s forbearance shall extend to the Termination Date and HSKL shall dismiss (without prejudice) a Complaint in Summary Ejectment filed in Mecklenburg County, North Carolina on February 27, 2024. In the event of our breach of any of the conditions of the Forbearance Agreement, HSKL’s obligation to forbear shall cease, and HSKL may immediately exercise any and all of its rights or remedies at law, in equity or under the Red Oak Sublease.

NOTE 12 – NOTE PAYABLE

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

Furthermore, at any time after the issuance of the Note, the Company may, after written notice to the Investor, prepay any portion or all outstanding Principal Amount by paying an amount equal to 125% of the Principal Amount then being prepaid (representing a 25% prepayment premium payable to the Investor which shall not constitute a principal repayment); provided that a Registration Statement registering all of the Conversion Shares issuable under the Note shall have been declared effective. If the Company elects to prepay the Note, the Investor shall have the right, upon written notice to the Company within five Trading Days of the Investor’s receipt of a Prepayment Notice, to convert into common stock, up to 100% of the Prepayment Amount at the Conversion Price, upon the terms provided in the Note.

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

The Note provides that the Investor will not have the right to convert any portion of the Note, if, together with its affiliates, and any other party whose holdings would be aggregated with those of the Investor for purposes of Section 13(d) or Section 16 of the Securities of 1934, as amended, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation shall be increased to 9.99% on the 61st day upon receipt of a written notice by the Investor delivered to the Company, and provided further, in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The Notes are secured by a first priority security interest as evidenced by and to the extent set forth in a Security Agreement, by and between the Company and the Investors.

The Company elected the fair value option under ASC 825 Fair Value Measurements for the Notes. The Notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss).

The overall change in fair value of the Notes during the quarter ended March 31, 2024 was a increase of $1.7 million. As at March 31, 2024, there was $1,541,666 principal outstanding.

NOTE 13 – LEASES

The Company has lease agreements for its corporate offices and warehouse with lease periods expiring between 2024 and 2026. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. All of the Company’s leases are classified as operating leases. The Company’s leases do not contain any residual value guarantees. See Note 11 for information regarding commitments and contingencies related to the Company's corporate office operating lease.

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

Components of operating lease costs are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2024
Total Operating Lease Costs	$332,124	$664,249

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$355,239	$708,565

As of March 31, 2024, our operating leases had a weighted average remaining lease term of 2.56 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of March 31, 2024 are summarized as follows:

For the year ended December 31,
2024	$713,045
2025	1,159,949
2026	1,092,297
Thereafter	280,565
Total future lease payments	3,245,856
Less interest	(194,372)
Total lease liabilities	$3,051,484

NOTE 14 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Basic and diluted:
Net loss continuing operations	$(3,010,562)	$(1,336,802)	$(4,007,065)	$(5,292,864)
Preferred dividends paid	1,000,500	1,000,500	2,001,000	2,001,002
Net loss attributable to cbdMD Inc. common shareholders	(4,011,062)	(2,337,302)	(6,008,065)	(7,293,866)

Shares used in computing basic and diluted earnings per share	2,961,057	1,345,589	2,961,000	1,343,394

Loss per share Basic
Basic and diluted earnings per share	$(1.35)	$(1.74)	$(2.03)	$(5.43)

At March 31, 2024, 92,408 potential shares underlying options, unvested RSUs and warrants as well as 185,223 convertible preferred shares, as well as total 283,593 of available shares and remaining commitment share under the Keystone agreement were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

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

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2023 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At March 31, 2024, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 16 – SUBSEQUENT EVENTS

Since March 31, 2024 a total of [823,878] shares have been issued for principal and interest conversion requests under the Notes. As of the date of this filing, the remaining principal balance on the Notes totals approximately $1.0 million.

On April 1, 2024, the Company granted its board of directors an aggregate of 2,667 common stock options. The options vested immediately, have a strike price of $12.60 and a five-year term. The Company has recorded a total prepaid expense of approximately $4,300 and intends to amortize the expense over the 12-month board term.  In addition, the Company granted its board of Directors 16,000 shares of restricted common stock at $0.86 and recorded total expense of $13,760.  The stock will vest equally over four quarters starting June 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended March 31, 2024 and the three and six months ended March 31, 2023 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

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

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and functional mushroom brand ATRx Labs. We believe that we are an industry leader producing and distributing hemp derived solution including broad spectrum CBD products and full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing cannabinoid and mushroom education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum and Delta 9 products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining small amounts of THC that fall below the level of detection and are within the limits set in the 2018 Farm Act. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications and Proline Global that houses some of our newer brands.

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

Our ATRx brand was developed using the power of functional mushrooms to provide consumers a complementary natural ingredient solution for immunity, focus, digestive health, cognitive and mood benefits.

cbdMD, Paw CBD and ATRx products are distributed through our e-commerce websites, third party e-commerce sites, select distributors and marketing partners as well as a variety of brick-and-mortar retailers.

Recent Developments

Management continues to be very focused on delivering positive earnings through a combination of optimizing our product portfolio, right-sizing our cost structure and investing in marketing that will provide positive return on customer acquisition.  During fiscal 2023 we made significant changes to our marketing and overall operations including re-platforming our website to significantly reduce our operating costs.  Ongoing revenue decreases offset a majority of the infrastructure savings, however we significantly reduce the Company’s cash burn during the year.

While revenue in the second quarter was challenging, we remain focused on top line improvements during 2024. cbdMD expanded its retail reach in December 2023 by launching several products throughout Sprouts Supermarkets and more recently added to Door Dash as a customer.

During December 2023, the Company launched its new functional mushroom line of products with its Super Gummy under the ATRx brand on ATRxlabs.com.  At our core, we are committed to natural health and wellness solutions, recognizing the benefits of functional mushrooms alongside hemp. During late April 2024 we launched our 4 SKU ATRx Platinum line into GNC.   Management made a strategic decision to work with GNC on an exclusive initial launch of the Platinum line to help offset some legacy inventory issues tied to a $1 million cbdMD order from March of 2022.  Working GNC on this launch give the brand a springboard into national distribution and helps accelerate ATRx brand awareness.  Additionally, we have a wider store distribution footprint as ATRx products do not have the same geographic limitations as CBD products within the GNC footprint.

During March 2024 we added to our wholesale team, bringing in a VP of Wholesale with significant CBD industry experience.  We are seeing wholesale opportunities begin to pick up and bare optimistic a number of international opportunities we have been working on for the last several quarters have revenue goals by the end of the year.  At the end of the quarter, we made additional performance marketing hire to help reinvigorate our direct-to-consumer business and deepen our performance driven culture.

During March 2024, we attempted to convert the Series A Preferred stock to common stock through a shareholder vote to amend our Series A Preferred Stock designation. We were unable to get the required votes needed to approve the amendment.  We believe the combined market capitalization of both our common and Series A Preferred is being impacted due to our current capital structure.  Our goal is to simplify our capital structure and we believe it will help unlock additional equity value and open up more strategic activity for the Company.

During March 2024, we entered into agreements with our sub-landlord for the Red Oak Sublease. As a result of these agreements, we anticipate an estimated $20,000 reduction monthly operating costs in utilities and maintenance related to the Red Oak Sublease that will roll off by the end of the third fiscal quarter.  Should we fulfill the obligation of the agreements through the end of July 2024, the legacy lease will terminate, saving approximately a further $85,000 in rent on a monthly basis.

We continue to attack our infrastructure costs in other ways since the end of the quarter and the vote against the Series A Preferred conversion.  We continue to sublease additional extra space in our warehouse to consolidate our executive offices and warehouse, we have eliminated addition IT contracts and expenses, renegotiated term and pricing with many vendors and are targeting approximately $50,000 of monthly savings from these efforts to flow through by the end of the current quarter.  Additionally, we took steps to reduce our payroll by a targeted $50,000 per month by the end of the third quarter.  We continue to evaluate certain marketing vendors and are evaluating bringing some of these resources in house which would result in cost savings to the Company but potentially offset the monthly payroll savings target.  Between the ongoing cost initiatives and the Red Oak Sublease our goal is to reduce G&A expense by $200,000 per month or $600,000 per quarter.  Based on current revenue run rates, these in-place initiatives should allow the Company to operate close to a positive non-GAAP adjusted EBITDA run rate.

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

●

Expand our revenue channels: During fiscal year 2023, our wholesale business continued to face macro industry contraction trends that we believe are tied to low-dose, high-priced products. We continued to pursue relationships with traditional retail accounts and believe our top brand awareness and effective marketing position us as a preferred CBD partner for key traditional retail accounts as this channel has continued to normalize. During the first quarter of fiscal 2024 we launched several SKUs into Sprouts retail footprint. In April 2024 we added Door Dash as a customer. We continue to assess our product channel fit and working with retailers and distributors alike to further grow this channel.

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

●

Cultivate Additional Brands: We continue to operate and attempt to grow the Paw CBD business. During fiscal 2024 we launched our nootropic mushroom line under the ATRx brand. We believe there is ongoing opportunities with these brands to focus on education, cross-selling and customer retention.

●

Acquisitions: We evaluate acquisitions (M&A) where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company. While the Company continues to evaluate M&A opportunities, as of the date of this report we currently do not have any pending or potential acquisitions. There have been numerous opportunities, however, our current capital structure, specifically the overhang of our Series A Preferred stock, has to this point stalled prospects.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Total net sales	$4,376,518	$6,240,020	$(1,863,502)
Cost of sales	1,795,790	2,224,512	(428,722)
Gross profit as a percentage of net sales	59.0%	64.4%	-5.4%
Operating expenses	4,131,719	5,416,151	(1,284,432)
Operating loss from operations	(1,550,991)	(1,400,643)	(150,348)
Decrease on contingent liability	4,828	48,000	(43,172)
Net loss before taxes	(3,010,562)	(1,336,802)	(1,673,760)
Net loss attributable to cbdMD Inc. common shareholders	$(4,011,062)	$(2,337,302)	$(1,673,760)

	Six Months Ended March 31,
	2024	2023	Change
Total net sales	$9,751,923	$12,325,237	$(2,573,314)
Cost of sales	3,613,698	4,741,964	(1,128,266)
Gross profit as a percentage of net sales	62.9%	61.5%	1.4%
Operating expenses	8,755,053	13,030,097	(4,275,044)
Operating loss from operations	(2,616,828)	(5,446,824)	2,829,996
Decrease on contingent liability	74,580	109,000	(34,420)
Net loss before taxes	(4,007,065)	(5,292,864)	1,285,799
Net loss attributable to cbdMD Inc. common shareholders	$(6,008,065)	$(7,293,866)	$1,285,801

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2024	% of total	2023	% of total
E-commerce sales	$3,625,719	82.8%	$4,889,860	78.4%
Wholesale sales	750,799	17.2%	$1,350,160	21.6%
Total Net Sales	$4,376,518		$6,240,020

	Six Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2024	% of total	2023	% of total

E-commerce sales	$8,049,724	82.5%	$9,796,064	79.5%
Wholesale sales	$1,702,199	17.5%	2,529,173	20.5%
Total Net Sales	$9,751,923		$12,325,237

Net Sales

We had total net sales of $4.4 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively, resulting in a decrease in net sales of $1.9 million or 29% quarter over quarter. This decrease is partially attributable to a decrease of $1.3 million in e-commerce sales year over year.   Wholesale sales decrease of $0.6 million, in part due to the $0.44 million credit issued to GNC related to the $1 million order shipped during the March 2022 quarter.  We incurred this credit in part due to expiring product and replacing a significant balance of the expiring product with the ATRx Platinum line of functional mushrooms. During the quarter management embarked on several corrective measures to increase our understanding of wholesale customers operations, including the appointment of a new Vice President of Wholesale, the introduction of new customer acquisition strategies, and the replacement of under performing vendors and agencies and hiring new performance marketer. Despite the overall category facing challenges, we remain optimistic about our product's market positioning in 2024.  Revenues appear to be holding and based on the cost reductions in the works, we are designing the Company to be profitable at significantly lower revenue levels than in the past.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 41.0% and 35.6% for three months ended March 31, 2024 and 2023, respectively. This increase in cost of sales is mostly attributed to the $440,000 credit issued to GNC during the quarter.  We anticipate cost of sales to be in line with our historical averages prior to the March 2024 quarter.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and six months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023	Change
Staff related expense	$1,384,558	$1,958,806	$(574,248)
Accounting/legal expense	295,233	301,724	(6,491)
Professional outside services	132,397	213,211	(80,814)
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	979,625	1,323,551	(343,926)
Merchant fees	167,228	196,785	(29,557)
R&D and regulatory	2,097	56,161	(54,064)
Rent and utilities	407,895	399,032	8,863
Non-cash stock compensation	11,944	117,821	(105,877)
Intangibles Amortization	172,842	277,354	(104,512)
Depreciation	117,750	102,390	15,360
All other expenses	460,150	469,316	(9,166)
Totals	$4,131,719	$5,416,151	$(1,284,432)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2023	Change
Staff related expense	$2,771,424	$4,289,836	$(1,518,412)
Accounting/legal expense	567,279	568,779	(1,500)
Professional outside services	313,575	430,187	(116,612)
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	2,372,620	3,249,579	(876,959)
Merchant fees	343,103	407,050	(63,947)
R&D and regulatory	6,726	132,433	(125,707)
Rent and utilities	803,206	821,706	(18,500)
Non-cash stock compensation	28,486	254,965	(226,479)
Intangibles Amortization	345,684	554,709	(209,025)
Depreciation	228,615	202,502	26,113
Non-cash stock compensation related to terminated contractual obligation	-	884,892	(884,892)
All other expenses	974,335	1,233,458	(259,123)
Totals	$8,755,053	$13,030,097	$(4,275,043)

Our overall operating expenses decreased by $1.3 million or 25% for the three months ended March 31, 2024 over the three months ended March 31, 2023. The year over year decrease was primarily driven by management's continued ongoing efforts to reduce our cost structure including decreases in staff related expenses, advertising, marketing, sponsorships and affiliate commission expenses, professional, accounting and legal expenses, and a reduction of intangibles amortization. As previously discussed, we have a number of initiatives in place with a target to further reduce G&A costs by an estimated $0.2 million a month by August, including the elimination of the Red Oak Lease.

For the six months ending March 2024, year to date operating expenses decreased by $4.3 million as management continues to focus on operational efficiencies across the board.

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

The following tables provide information on our corporate overhead for the three and six months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023	Change
Staff related expense	$109,583	$54,264	$55,319
Accounting/Legal expense	169,264	220,243	(50,979)
Professional outside services	65,932	121,092	(55,160)
Business insurance	154,878	198,456	(43,578)
Non-cash stock compensation	11,944	117,821	(105,877)
Totals	$511,601	$711,876	$(200,275)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2023	Change
Staff related expense	$212,191	$206,790	$5,401
Accounting/legal expense	386,270	418,105	(31,835)
Professional outside services	184,144	180,033	4,111
Business insurance	337,071	378,630	(41,559)
Non-cash stock compensation	28,486	254,965	(226,479)
Totals	$1,148,162	$1,438,523	$(290,361)

Our corporate operating expenses are down quarter over quarter by $290,000 or 28%. This decrease in primarily related decreased non-cash stock compensation, accounting/legal expenses and business insurance expenses.

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

The following tables provide information on our approximate corporate overhead for the three and six months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023	Change
Staff related expense	$91,250	$87,170	$4,080
R&D and Regulatory	-	50,142	(50,142)
Totals	$91,250	$137,312	$(46,062)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2024	2023	Change
Staff related expense	$183,503	$174,368	$9,135
R&D and Regulatory	-	125,355	(125,355)
Totals	$183,503	$299,723	$(116,220)

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was $0 at March 31, 2024, as compared to $90,363 at September 30, 2023, respectively. The fourth and final marking period ended and the final issuance of shares occurred in January 2024.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $2.1 million and working capital of $3.2 million (excluding $2.7 million of accrued dividends) at March 31, 2024 as compared to cash and cash equivalents on hand of $1.8 million and working capital of $4.1 million at September 30, 2023 (excluding $0.7 million in accrued dividends). Our current assets decreased approximately 8.1% at March 31, 2024 from September 30, 2023, which is primarily attributable to a decrease in inventory and accounts receivables. Our current liabilities increased by 49% at March 31, 2024 from September 30, 2023, and is primarily attributable to dividends on the preferred stock that have been accrued but not paid and unpaid rent for the Red Oak Lease.

The Company entered into a Purchase Agreement dated January 30, 2024 with five Investors whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666. The Company intends to use the proceeds from the issuance of the Notes for working capital and general corporate purposes, including, but not limited to inventory investment to assist with orders and funding proxy expenses. Under GAAP the convertible feature of the Notes creates a non-cash contingent liability. Due to the common stock price increase from the issuance date to the end of the second quarter the FMV of the Notes increased, resulting in a FMV for the Notes of $2.7 million as of March 31, 2024. As of this filing, the actual Notes principal balance has been reduced to approximately $1 million through a series of partial conversions of the Notes.

During the three and six months ended March 31, 2024 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. As of September 2023, we have suspended paying the dividend in cash and are accruing this dividend on a monthly basis.

While the Company is taking strong action and believes that it can execute its strategy and path to profitability within its balance sheet, and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s working capital position may not be sufficient to support the Company’s daily operations for the twelve months subsequent to the issuance this report. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and cash flow and the ability to acquire additional funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that these financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $0.7 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. Management believes the quarterly cash consumption should continue to improve in subsequent quarters.

Adjusted EBITDA

To supplement the Company's unaudited interim consolidated financial statements presented in accordance with US GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to US GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company's performance that either excludes or includes amounts, or is subject to adjustment that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with US GAAP. Adjusted EBITDA as presented below is a non-GAAP measure.

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

The following table presents a reconciliation of GAAP loss from operations to Adjusted EBITDA.

Adjusted EBITDA for the three and six months ended March 31, 2024 and March 31, 2023 is as follows:

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
(Unaudited)

GAAP (loss) from operations	$(1,550,991)	$(1,400,643)	$(2,616,828)	$(5,446,824)
Adjustments:
Depreciation & Amortization	290,592	379,744	574,299	757,210
Employee and director stock compensation (1)	11,944	117,821	28,486	254,965
Other non-cash stock compensation for services (2)	-	-	-	884,892
Mergers and Acquisitions and financing transaction expense (3)	58,239	-	125,838	-
Accrual for severance	-	-	-	129,761
Non-cash expense incurred as a credit (4)	439,926	-	439,926	-
Non-cash accelerated amortization of expense related to terminated IT contracts	72,101	-	72,101	-
a360 non-cash trade credit	-	107,608	-	107,608
Non-GAAP adjusted EBITDA	$(678,189)	$(795,470)	$(1,376,178)	$(3,312,387)

(1) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(2) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(3)Represents expenses incurred in relation to M&A and financing activities during the six months ended March 31, 2024.
(4) Represents non-cash expense incurred as a credit provided to GNC to replace expired product.

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

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2023 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our principal executive officer and Chief Accounting Officer has concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As disclosed above, the Company’s sub landlord HSKL for its Red Oak Facility, filed a Complaint in Summary Ejectment filed in Mecklenburg County, North Carolina on February 27, 2024.  Subject to compliance with the License Agreement and Lease Forbearance Agreement, HSKL has agreement to dismiss the complaint.  See footnote 11 to our financial statements above.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to the disclosure below, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2023 10-K and the risk factor disclosed in our Form 10-Q for the period ended December 31, 2023. See also "Liquidity and Capital Resources" above.

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

ITEM 5. OTHER INFORMATION.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Articles of Amendment of Articles of Incorporation, as amended, of cbdMD, Inc. effective April 24, 2023 - reverse stock split	8-K	4/27/23	3.1

3.9	Bylaws, As amended	1-A	9/18/17	2.6

4.1	Form of Convertible Promissory Note dated January 30, 2024	8-K	2/2/24	4.1

10.1	License Agreement, effective as of March 20, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.1

10.2	Lease Forbearance Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.2

10.3	Securities Purchase Agreement, dated as of January 30, 2024, by and between cbdMD, Inc. and the Investors+	8-K	2/2/24	10.3

10.4	Security Agreement, dated as of January 30, 2024, by and between cbdMD, Inc. and the Investor+	8-K	2/2/24	10.4

10.5	Registration Rights Agreement, dated January 30, 2024, by and between cbdMD, Inc. and the Investor	8-K	2/2/24	10.5

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)				Filed

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

cbdMD, INC.

May 15, 2024	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Executive Officer and
principal executive officer

May 15, 2024	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer and
principal financial officer