Form 10-Q
period 2024-06-30
cbdMD, Inc.
filed 2024-08-14
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

3,763,433 shares of common stock are issued and outstanding as of August 14, 2024.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD”, Proline Global, LLC, a North Carolina limited liability company which we refer to as "Proline", and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2023” refers to the year ended September 30, 2023, “fiscal 2024” refers to the fiscal year ending September 30, 2024, “first quarter of 2023” refers to the three months ended December 31, 2022, “first quarter of 2024” refers to the three months ended December 31, 2023, "second quarter of 2023" refers to the three months ended March 31, 2023, "second quarter of 2024" refers to the three months ended March 31, 2024, "third quarter of 2023" refers to the three months ended June 30, 2023, and "third quarter of 2024" refers to the three months ended June 30, 2024.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:

●	our history of losses, potential liquidity concerns, and our ability to continue as a going concern;

●	our reliance to market to key digital channels;

●	our ability to acquire new customers at a profitable rate;

●	our reliance on third party raw material suppliers and manufacturers; and

●	our reliance on third party compliance with our supplier verification program and testing protocols

●	material risks associated with regulatory environment for CBD, including:

●	federal laws as well as FDA or DEA interpretation of existing regulation;

●	state laws pertaining to industrial hemp and their derivatives;

●	costs to us for compliance with laws and the risks of increased litigation; and

●	possible changes in the use of CBD.

●	material risks associated with the ownership of our securities, including;

●	the risks for failing to comply with the continued listing standards of the NYSE American and reliance on the NYSE American to accept our Plan for continued listing;

●	availability of sufficient liquidity;

●	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;

●	our inability to pay dividends on our Series A Convertible Preferred Stock;

●	ability to repay the Notes; and

●	dilution upon the issuance of shares of common stock underlying outstanding Notes, warrants, options and the Series A Convertible Preferred Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2024 AND SEPTEMBER 30, 2023

(Unaudited)

	(Unaudited)
	June 30,	September 30,
	2024	2023
Assets

Current assets:
Cash and cash equivalents	$2,395,175	$1,797,860
Accounts receivable, net of allowance for credit losses of $268,948 and $42,180, respectively	915,988	1,216,090
Inventory	3,225,915	4,052,972
Inventory prepaid	79,866	182,675
Prepaid sponsorship	8,978	70,061
Prepaid expenses and other current assets	663,332	750,383
Total current assets	7,289,254	8,070,041

Other assets:
Property and equipment, net	553,067	716,579
Operating lease assets	2,468,466	3,350,865
Deposits for facilities	132,203	138,708
Intangible assets	2,700,564	3,219,090
Investment in other securities, noncurrent	700,000	700,000
Total other assets	6,554,300	8,125,242

Total assets	$13,843,554	$16,195,283

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2024 AND SEPTEMBER 30, 2023
(continued)

	(Unaudited)
	June 30,	September 30,
	2024	2023
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,273,044	$1,906,319
Accrued expenses	1,216,134	629,648
Accrued dividends	3,667,667	667,000
Deferred revenue	550,043	187,793
Operating leases – current portion	1,149,976	1,277,089
Note payable	-	2,492
Total current liabilities	7,856,864	4,670,341

Long term liabilities:
Convertible notes	1,378,000	-
Other long term liabilities	-	9
Operating leases - long term portion	1,580,569	2,403,286
Contingent liability	-	90,363
Total long term liabilities	2,958,569	2,493,658

Total liabilities	10,815,433	7,163,999

Commitments and Contingencies (Note 11)

Shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 3,759,433 and 2,960,573 shares issued and outstanding, respectively	3,759	2,961
Additional paid in capital	183,933,162	183,387,095
Comprehensive other expense	(1,200)	-
Accumulated deficit	(180,912,600)	(174,363,772)
Shareholders' equity	3,028,121	9,031,284

Total liabilities and shareholders' equity	$13,843,554	$16,195,283

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE and Nine MONTHS ENDED June 30, 2024 and 2023
(Unaudited)

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Gross Sales	$5,173,878	$6,462,965	$15,365,953	$19,288,155
Allowances	-	(343,585)	(440,152)	(843,538)
Total Net Sales	5,173,878	6,119,380	14,925,801	18,444,617
Cost of sales	1,770,364	2,273,839	5,384,061	7,015,803
Gross Profit	3,403,514	3,845,541	9,541,740	11,428,814

Operating expenses	3,785,542	5,669,194	12,540,595	18,699,293
Loss from operations	(382,028)	(1,823,653)	(2,998,855)	(7,270,479)
Decrease of contingent liability	-	44,771	74,580	153,771
Decrease (increase) in fair value of convertible debt	854,506	-	(591,494)	-
Other income	-	9,725	-	59,269
Interest expense	(12,741)	(1,246)	(31,558)	(5,831)
Income (loss) before provision for income taxes	459,737	(1,770,404)	(3,547,327)	(7,063,270)

Net Income (loss)	459,737	(1,770,404)	(3,547,327)	(7,063,270)
Preferred dividends	1,000,500	1,000,501	3,001,501	3,001,503

Net Loss attributable to cbdMD, Inc. common shareholders	$(540,763)	$(2,770,904)	$(6,548,828)	$(10,064,773)

Net Loss per common share:
Basic loss per share	(0.15)	(1.16)	(1.84)	(4.26)
Diluted loss per share	(0.15)	(1.16)	(1.84)	(4.26)
Weighted average number of shares Basic and diluted:	3,592,969	2,379,633	3,561,884	2,360,908

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE and Nine MONTHS ENDED June 30, 2024 and 2023
(Unaudited)

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Net Income (loss)	$459,737	$(1,770,404)	$(3,547,327)	$(7,063,270)
Comprehensive Loss	459,737	(1,770,404)	(3,547,327)	(7,063,270)

Other Comprehensive income	$4,800	$-	$(1,200)	$-
Preferred dividends	(1,000,500)	(1,000,501)	(3,001,501)	(3,001,503)
Comprehensive Loss attributable to cbdMD, Inc. common shareholders	$(535,963)	$(2,770,904)	$(6,550,028)	$(10,064,773)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE Nine MONTHS ENDED June 30, 2024 and 2023
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities:
Net Loss	$(3,547,327)	$(7,063,270)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	10,019	130,879
Restricted stock expense	2,073	105,101
Write off of prepaid assets due to termination of contractual obligation	-	884,892
Intangibles amortization	518,526	832,063
Depreciation	343,527	300,726
Increase (decrease) in contingent liability	(74,580)	(153,771)
Increase (decrease) in fair value of convertible debt	591,494	-
Amortization of operating lease asset	882,399	840,079
Changes in operating assets and liabilities:
Accounts receivable	253,361	336,091
Deposits	6,505	105,898
Inventory	827,057	424,079
Prepaid inventory	102,810	66,337
Prepaid expenses and other current assets	152,429	996,462
Accounts payable and accrued expenses	449,686	(1,172,306)
Operating lease liability	(949,829)	(876,526)
Deferred revenue / customer deposits	(88,319)	203,341
Collection on discontinued operations accounts receivable	-	1,375
Cash flows from operating activities	(520,169)	(4,038,550)
Cash flows from investing activities:
Purchase of property and equipment	(180,015)	(177,369)
Other Securities	-	1,000,000
Cash flows from investing activities	(180,015)	822,631
Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	2,474,072
Proceeds from (repayments) of notes payable	1,247,499	(130,145)
Preferred dividend distribution	-	(3,001,503)
Deferred Issuance costs	-	-
Cash flows from financing activities	1,297,499	(657,576)
Net increase (decrease) in cash	597,315	(3,873,495)
Cash and cash equivalents, beginning of period	1,797,860	6,720,234
Cash and cash equivalents, end of period	$2,395,175	$2,846,739

Supplemental Disclosures of Cash Flow Information:

	2024	2023

Cash Payments for:
Interest expense	$31,558	$	$ 1,247

Non-cash financial/investing activities:
Issuance of shares in exchange for a360 credit	$-		$1,531,999
Issuance of shares for conversion of debt and accrued interest	$464,625		$-
Preferred dividends accrued but not paid	$3,001,501		$-

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE nine months ended June 30, 2024
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2023	2,960,573	$2,961	5,000,000	$5,000	$-	$183,387,095	$(174,363,772)	$9,031,284
Issuance of Common stock	483	-	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	-	-	-	1,772	-	1,772
Issuance of restricted stock for share based compensation	-	-	-	-	-	689	-	689
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	-	(996,501)	(996,501)
Balance, December 31, 2023	2,961,056	$2,961	5,000,000	$5,000	$-	$183,389,556	$(176,360,774)	$7,036,743
Issuance of Common stock	19,930	20	-	-	-	15,763	-	15,783
Issuance of options for share based compensation	-	-	-	-	-	1,080	-	1,080
Issuance of restricted stock for share based compensation	-	-	-	-	-	303	-	303
Change in fair value of debt related to credit risk	-	-	-	-	(6,000)	-	-	(6,000)
Issuance of Common stock - Keystone	64,218	64	-	-	-	49,936	-	50,000
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	-	(3,010,562)	(3,010,562)
Balance, March 31, 2024	3,045,204	$3,045	5,000,000	$5,000	$(6,000)	$183,456,639	$(180,371,836)	$3,086,847
Issuance of options for share based compensation	-	-	-	-	-	7,167	-	7,167
Issuance of restricted stock for share based compensation	-	-	-	-	-	5,376	-	5,376
Change in fair value of debt related to credit risk	-	-	-	-	4,800	-	-	4,800
Issuance of Common stock - Convertible Notes	714,229	714	-	-	-	463,980	-	464,694
Preferred dividend	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Income	-	-	-	-	-	-	459,737	459,737
Balance, June 30, 2024	3,759,433	$3,759	5,000,000	$5,000	$(1,200)	$183,933,162	$(180,912,600)	$3,028,121

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE nine months ended June 30, 2023
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2022	1,348,125	$1,348	5,000,000	$5,000	$178,841,646	$(147,423,563)	$31,424,431
Issuance of Common Stock	1,038	1	-	-	(1)	-	-
Issuance of options for share based compensation	-	-	-	-	79,446	-	79,446
Issuance of restricted stock for share based compensation	-	-	-	-	43,449	-	43,449
Preferred dividend	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Loss	-	-	-	-	-	(3,956,062)	(3,956,062)
Balance, December 31, 2022	1,349,163	$1,349	5,000,000	$5,000	$178,964,539	$(152,380,127)	$26,590,761
Issuance of Common Stock	8,417	8	-	-	(8)	-	-
Issuance of options for share based compensation	-	-	-	-	16,770	-	16,770
Issuance of restricted stock for share based compensation	-	-	-	-	56,801	-	56,801
Issuance of Common stock - A360	94,277	94	-	-	1,399,906	-	1,400,000
Issuance of Common stock - DCO	2,223	2	-	-	29,998	-	30,000
Issuance of Common stock - Keystone	2,616	3	-	-	29,190	-	29,193
True up of fraction shares resulting from reverse split	-	1	-	-	-	-	1
Preferred dividend	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	(1,336,802)	(1,336,802)
Balance, March 31, 2023	1,456,696	$1,457	5,000,000	$5,000	$180,497,196	$(154,717,429)	$25,786,224
Issuance of Common stock	9,001	9	-	-	69,606	-	69,615
Exercise of options for share based compensation	-	-	-	-	34,663	-	34,663
Issuance of restricted stock for share based compensation	-	-	-		4,845	-	4,845
Issuance of Common stock - A360	-	-	-	-	133,200	-	133,200
Issuance of Common stock - Maxim	1,350,000	1,350	-	-	2,472,730	-	2,474,080
Fraction share true-up	39,533	39	-	-	(39)	-	-
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	(1,770,404)	(1,770,404)
Balance, June 30, 2023	2,855,230	$2,855	5,000,000	5,000	$183,212,202	$(157,488,334)	$25,731,723

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE three and nine months ended June 30, 2024 and 2023 (unaudited)

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

There have been no material changes in the Company's significant accounting policies from those previously disclosed in the 2023 10-K.

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

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.5% and 5.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At June 30, 2024 and September 30, 2023, the receivable from payment processors included approximately $653,157 and $585,345, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

The Company elected the fair value option under ASC 825 Fair Value Measurements for it’s Convertible notes. The convertible notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss). See Note 12 for more information related to the convertible notes.

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

Other than account receivable, Company has no material contract assets nor contract liabilities at June 30, 2024.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2024	% of total	2023	% of total

E-commerce sales	$3,937,930	76.1%	$5,000,261	81.7%
Wholesale sales	1,235,948	23.9%	1,119,119	18.3%
Total Net Sales	$5,173,878	100.0%	$6,119,380	100.0%

	Nine Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2024	% of total	2023	% of total

E-commerce sales	$11,987,654	80.3%	$14,796,326	80.2%
Wholesale sales	2,938,147	19.7%	3,648,291	19.8%
Total Net Sales	$14,925,801	100.0%	$18,444,617	100.0%

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

Income Taxes

The Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. CBDI, Therapeutics, and Paw CBD are wholly owned subsidiaries and are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax return of the Company and as of March 15, 2021, Therapeutics is also a wholly owned subsidiary and is a disregarded entity for tax purposes and its entire share of taxable income or loss is included in the tax return of the Company.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $1.6 million uninsured balance at June 30, 2024.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and nine months ended June 30, 2024.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $3,547,327 for the nine months ended June 30, 2024, resulting in a working capital deficit of $567,610 at June 30, 2024.

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

Convertible Notes

Effective February 1, 2024 (the “Effective Date”), the Company entered into a Securities Purchase Agreement dated January 30, 2024 (the “Purchase Agreement”) with five institutional investors (the “Investors”) whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666 (the “Notes”). The Company is using the proceeds from the issuance of the Notes for working capital and general corporate purposes.

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

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale is initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's completed series C financing. As of September 30, 2023, the Company impaired this investment by $700,000. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs and has included in non-current assets on the accompanying condensed consolidated balance sheets as the Company plans to hold this investment.

In valuing the investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at June 30, 2024 and September 30, 2023 consists of the following:

	June 30,	September 30,
	2024	2023
Finished Goods	$2,157,065	$2,782,680
Inventory Components	1,377,837	1,397,034
Inventory Reserve	(308,987)	(126,742)
Total Inventory	$3,225,915	$4,052,972
Inventory prepaid	79,866	182,675
Total Inventory and Prepaid inventory	$3,305,781	$4,235,647

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the nine months ended June 30, 2024.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2024 and September 30, 2023 consisted of the following:

	June 30,	September 30,
	2024	2023
Computers, furniture and equipment	$1,577,411	$1,392,776
Manufacturing equipment	284,275	284,275
Leasehold improvements	487,081	487,081
Automobiles	-	11,087
	2,348,767	2,175,219
Less accumulated depreciation	(1,795,700)	(1,458,640)
Property and equipment, net	$553,067	$716,579

Depreciation expense related to property and equipment was $395,098 and $249,457 for the nine months ended June 30, 2024 and 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

Intangible assets as of June 30, 2024 and September 30, 2023 consisted of the following:

	June 30,	September 30,
	2024	2023
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of intangible assets	(17,405,000)	(17,504,000)
Amortization of definite lived intangible assets	(2,946,847)	(2,329,321)
Total	$2,700,564	$3,219,090

Amortization expense related to definite lived intangible assets was $1,400,603 and $1,105,630 for the nine months ended June 30, 2024 and 2023.

NOTE 6 – CONTINGENT CONSIDERATION

Pursuant to a merger agreement entered into in 2018, the Company had a contractual obligation to issue 338,889 shares of its common stock, after approval by its shareholders, to the members of Cure Based Development, issued in two tranches 144,445 shares and 194,945 shares, both of which were subject to leak out provisions, and the unrestricted voting rights to 194,445 tranche of shares which vested over a five year period and were subject to a voting proxy agreement.

The contractual obligations and earn out provision were accounted for as a contingent liability and fair value was determined using Level 3 inputs, as estimating the fair value of these contingent liabilities require the use of significant and subjective inputs that may and are likely to change over the duration of the liabilities with related changes in internal and external market factors.

The agreement also provided that an additional 338,889 Earnout Shares would be issued as part of the consideration, upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the closing date of the merger.

Aggregate Net Revenues	Shares Issued/ Each $ of Aggregate Net Revenue Ratio

$1 - $20,000,000	0.00423615
$20,000,001 - $60,000,000	0.002118075
$60,000,001 - $140,000,000	0.001059038

An aggregate of 271,405 Earnout shares were issued through September 30, 2023. There is no further Earnout obligation.

The Company determined the final Earnout shares to be issued were 19,818 and were issued on January 11, 2024. There is no further Earnout obligation.

NOTE 7 – RELATED PARTY TRANSACTIONS

None.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2024 and September 30, 2023.

The total amount of preferred dividends declared and accrued were $1,000,500 and $3,001,501 for the three and nine months ended June 30, 2024, respectively, and the total amount of preferred dividends declared and paid were $1,000,501 and $3,001,503 for the three and nine months ended June 30, 2023, respectively.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 3,759,433 and 2,960,573 shares of common stock issued and outstanding at June 30, 2024 and September 30, 2023, respectively.

On March 2, 2023 Company entered into a purchase agreement (the "ELOC") with Keystone Capital Partners, LLC (“Keystone”), pursuant to which Keystone committed to purchase up to 281,934 of shares of our common stock. Upon the execution of the ELOC, The Company issued 2,616 shares of common stock as "Commitment Shares" to Keystone as consideration for its commitment to purchase shares of our common stock under the ELOC. An additional 6,104 Commitment Shares were issued 180 days after the date of the ELOC. The 281,934 shares of the Company's common stock were registered for resale and may be issued under the ELOC or sold by us to Keystone at our discretion from time to time over a 12 month period commencing April 1, 2023. The purchase price for the shares that the Company sold to Keystone under the ELOC fluctuated based on the price of the Company's common stock. Keystone purchased an aggregate of 180,955 shares (64,218 of which were purchases during the nine months ended June 30, 2024)  under the ELOC, which has expired.

Stock Options - The Company currently has awards outstanding with service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

Preferred stock transactions:

The Company had no preferred stock transactions in the three and nine months ended June 30, 2024 and 2023.

Common stock transactions:

In the nine months ended June 30, 2024:

In April 2024, the Company issued an aggregate of 714,229 shares of common stock pursuant to the partial conversion of certain principal and interest related to the Notes.

In March 2024, the company issued 16,000 of restricted stock awards to the Company’s board of directors.  The shares vest quarter on fourth on June 30, 2024, one fourth, on September 30, 2024, one fourth on December 31, 2024, and one fourth on March 31, 2025. The stock awards were valued at the fair market price of $13,760 and will amortize over the individual vesting periods.

In January 2024, the Company issued 64,218 shares under our ELOC.

In January 2024, the Company issued 19,818 shares as part of the final Earnout.

Stock option transactions:

In the nine months ended June 30, 2024:

On April 1, 2024, the Company granted its board of directors an aggregate of 8,000 common stock options. The options vested immediately, have a strike price of $0.86 and a five-year term. The Company has recorded a total prepaid expense of approximately $4,300 and intends to amortize the expense over the 12-month board term.

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the nine months ended June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023
Exercise price	$ 0.537	10.3555 -12.60600
Risk free interest rate	4.34%	3.93% - 4.71%
Volatility	107.21%	106.48% - 106.51%
Expected term (in years)	2.5	2.5 - 4
Dividend yield	None	None

Warrant Transactions:

The Company has no warrant transactions in the three or nine months ended June 30, 2024.

NOTE 9 – STOCK BASED COMPENSATION

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the year.

The following table summarizes stock option activity under both plans for the nine months ended June 30, 2024:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2023	41,765	$144.43	3.65	$-
Granted	8,000	-	-	-
Exercised	-	-	-	-
Forfeited	(2,447)	166.06	-	-
Outstanding at June 30, 2024	47,318	119.00	3.36	-

Exercisable at June 30, 2024	45,651	$122.98	3.39	$-

As of June 30, 2024, there was approximately $3,925 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 0.75 years.

Restricted Stock Award transactions:

In the nine months ended June 30, 2024:

In March 2024, the company issued 16,000 of restricted stock awards to the Company’s board of directors.  The shares vest quarter on fourth on June 30, 2024, one fourth, on September 30, 2024, one fourth on December 31, 2024, and one fourth on March 31, 2025. The stock awards were valued at the fair market price of $4,296 upon issuance and will amortize over the individual vesting periods.

In the nine months ended June 30, 2023:

In February of 2023, the Company issued 445 of restricted stock awards to the Company’s board of directors. The shares vested quarterly, one fourth on June 30, 2023, one fourth on September 30, 2023, one fourth on December 31, 2023, and one fourth on March 31, 2024. The stock awards were valued at the fair market price of $5,660 upon issuance and will amortize over the individual vesting periods.

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

NOTE 10 - WARRANTS

Transactions involving the Company equity-classified warrants for the nine months ended June 30, 2024 and 2023 are summarized as follows:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2023	50,309	$37.75	4.07	$-
Forfeited	(1,352)	337.50	-	-
Outstanding at June 30, 2024	48,957	29.48	3.42	-

Exercisable at June 30, 2024	48,957	$29.48	-	$-

The following table summarizes outstanding common stock purchase warrants as of June 30, 2024:

		Weighted-average
	Number of shares	exercise price	Expiration
Exercisable at $176.06 per share	1,079	176.06	October 2024
Exercisable at $56.25 per share	822	56.25	January 2025
Exercisable at $168.75 per share	3,199	168.75	June 2026
Exercisable at $168.30 per share	3,357	168.30	December 2025
Exercisable at $2.52 per share	40,500	2.52	April 2028
	48,957	$37.75

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commencing August 2019 the Company’s executive offices were located at 8845 Red Oak Blvd, Charlotte, NC (the “Red Oak Facilities”) which we sub-leased under a sublease agreement dated July11, 2019 which expires December 2026 (the “Red Oak Sublease”).  We received a default notice from HSKL, Inc., the sub landlord, in September 2023. Effective March 20, 2024 we entered into a License Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL (the “License Agreement”) and Lease Forbearance Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL (the “Forbearance Agreement”). Under the License Agreement we have granted HSKL a license to possess and use a portion of the Red Oak Facilities until the earlier of (i) the termination of the Forbearance Agreement and (ii) July 31, 2024 (the “Termination Date”). The termination of the License Agreement will result in termination of the Red Oak Sublease. Pursuant to the Forbearance Agreement HSKL has agreed to forbear from proceeding to exercise its remedies against us under the Red Oak Sublease, and the declaration of default related to past due rent in consideration of the following payments to HSKL: $80,000 upon the execution of the Forbearance Agreement, followed by four monthly payments of $40,000. HSKL’s forbearance shall extend to the Termination Date and HSKL shall dismiss (without prejudice) a Complaint in Summary Ejectment filed in Mecklenburg County, North Carolina on February 27, 2024. In the event of our breach of any of the conditions of the Forbearance Agreement, HSKL’s obligation to forbear shall cease, and HSKL may immediately exercise any and all of its rights or remedies at law, in equity or under the Red Oak Sublease.  The Company has made all payments required under the Forbearance Agreement and License Agreement and is working with HSKL to resolve for the back due rent through the termination date.

NOTE 12 – NOTE PAYABLE

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

Each Note bears interest of 8% per annum and matures on July 30, 2025. The Note is convertible into shares of common stock at any time following the date of issuance at the Investor’s option at an initial conversion price of $0.684 per share (the “Conversion Price”), subject to certain adjustments. If 30 calendar days, 60 calendar days, 90 calendar days, 120 calendar days, or 180 calendar days after the effective date of the Registration Statement (as defined below) (the “Adjustment Dates”), the Conversion Price then in effect is higher than the Market Conversion Price then in effect on the Adjustment Date, the Conversion Price shall automatically decrease to the Market Conversion Price (as defined under the Note). The Conversion Price is subject to a $0.30 floor price. As of the filing date of this report, the effective Conversion Price is $0.615.

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

The Company elected the fair value option under ASC 825 Fair Value Measurements for the Notes. The Notes were initially recognized at a fair value of $2,702,000 on the balance sheet as of March 31,2023. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss).

The overall change in fair value of the Notes during the quarter ended June 30, 2024 was a decrease of $859,963. The overall change in principal value related to the conversion of Notes to commons stock during the quarter ended June 30,2024 was a decrease of  $464,037. As of  June 30, 2024, total fair value of the Notes is $1,378,000, of which $1,076,963 represents the total principal outstanding.

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

Components of operating lease costs are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2024	2024
Total Operating Lease Costs	$332,124	$996,373

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2024	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$355,239	$1,063,804

As of June 30, 2024, our operating leases had a weighted average remaining lease term of 2.56 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of June 30, 2024 are summarized as follows:

For the year ended September 30,
2024	$357,806
2025	1,159,949
2026	1,092,297
Thereafter	280,565
Total future lease payments	2,890,617
Less interest	(194,372)
Total lease liabilities	$2,696,245

NOTE 14 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Basic and diluted:
Net Income (loss) continuing operations	$459,737	$(1,770,404)	$(3,547,327)	$(7,063,270)
Preferred dividends accrued	1,000,500		3,001,501
Preferred dividends paid	-	1,000,501	-	3,001,503
Net loss attributable to cbdMD Inc. common shareholders	(540,763)	(2,770,904)	(6,548,828)	(10,064,773)

Shares used in computing basic and diluted earnings per share	3,592,969	2,379,633	3,561,884	2,360,908

Loss per share Basic
Basic and diluted earnings per share	(0.15)	(1.16)	(1.84)	(4.26)

At June 30, 2024, 112,831 potential shares underlying options, unvested RSUs and warrants as well as 185,223 potential shares underlying series A preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would be anti-dilutive. At  June 30, 2023, 94,948 potential shares underlying options, unvested RSUs and warrants as well as 185,223 potential shares underlying series A preferred shares, and 40,404 a360 shares subject to certain vesting requirement as well as total 283,593 of available shares and remaining commitment share under the ELOC were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 15 – INCOME TAXES

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2023 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At June 30, 2024, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 16 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended June 30, 2024 and the three and nine months ended June 30, 2023 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2023 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and functional mushroom brand ATRx Labs. We believe that we are an industry leader producing and distributing hemp derived solutions including broad spectrum CBD products and full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing cannabinoid and mushroom education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum and Delta 9 products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining small amounts of THC that fall below the level of detection and are within the limits set in the 2018 Farm Act. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications and Proline Global that houses some of our newer brands.

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

Recent Developments

Management continues to be very focused on our goal of delivering positive earnings through a combination of optimizing our product portfolio, right-sizing our cost structure and investing in marketing that will provide positive return on customer acquisition.  During fiscal 2023 we made significant changes to our marketing and overall operations including re-platforming our website to significantly reduce our operating costs.  Ongoing revenue decreases offset a majority of the infrastructure savings, however we significantly reduce the Company’s cash burn during the year.

The Company remained very focused on revenue improvements during the third quarter. While year over year its revenue was down, we gained 18 % sequentially and grew both direct to consumer and wholesale revenue.  Management continues to focus on growing revenue and operating with lean infrastructure costs.

cbdMD expanded its retail reach in December 2023 by launching several products throughout Sprouts Supermarkets and more recently added to Door Dash as a customer.

During December 2023, the Company launched its new functional mushroom line of products with its Super Gummy under the ATRx brand on ATRxlabs.com.  At our core, we are committed to natural health and wellness solutions, recognizing the benefits of functional mushrooms alongside hemp. During late April 2024 we launched our 4 SKU ATRx Platinum line into GNC.   Management made a strategic decision to work with GNC on an exclusive initial launch of the Platinum line to help offset some legacy inventory issues tied to a $1 million cbdMD product order from March of 2022.  Working with GNC on this launch provides the brand a springboard into national distribution and we believe helped accelerate ATRx brand awareness.  Additionally, we have a wider store distribution footprint as ATRx products do not have the same geographic limitations as CBD products within the GNC footprint.

During March 2024 we added personnel to our wholesale team, bringing in a VP of Wholesale with significant CBD industry experience.  We are seeing wholesale opportunities begin to pick up and we are optimistic a number of international opportunities we have been working on for the last several quarters will generate revenues by the end of the calendar year.  At the end of the quarter, we made additional performance marketing hire to help reinvigorate our direct-to-consumer business and deepen our performance driven culture.

During March 2024, we attempted to automatically convert the Series A Preferred stock to common stock through a shareholder vote to amend our Series A Preferred Stock designation. We were unable to get the required votes needed to approve the amendment.  We believe the combined market capitalization of both our common and Series A Preferred is being impacted due to our current capital structure.  Our goal is to simplify our capital structure and we believe it will help unlock additional equity value and open up more strategic activity for the Company.

During March 2024, we entered into agreements with our sub-landlord for the Red Oak Sublease. As a result of these agreements, we anticipate an estimated $20,000 reduction monthly operating costs in utilities and maintenance related to the Red Oak Sublease that will roll off by the end of the third fiscal quarter and we fulfilled the obligation of the agreements in July 2024, terminating future obligations under the lease, saving approximately a further $85,000 in rent on a monthly basis. While we satisfied this agreement and no longer have a future lease obligation, we continue to negotiate with the landlord on back rent due.

We continue to make headway on our infrastructure costs and efficiencies, critical to the endeavor of an EBITDA profitable business. Early during the third fiscal quarter we enacted certain cost savings initiatives and as of August 2024, believe we have achieved over $200,000 in monthly savings over our March 2024. This includes shedding our legacy Red Oak executive office lease effective August 1, 2024, headcount reductions, vendor consolidation and replacement, and other initiatives to lower product and overhead costs. We do anticipate increasing marketing spend during the fourth fiscal quarter to offset some of these savings.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2024 and beyond:

●	Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy claims and absorption. We regularly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of improving our product offerings. During fiscal 2023 we focused on expanding some of our core line of products. This included adding to our NSF for Sport product line, as well as our line of Delta 9 gummies and microdose products. In November of 2023 we launched our new CBG tincture and during the first quarter of fiscal 2024 we launched our new nootropic mushroom line under the ATRx brand. We have a pipeline of cannabinoid and non-cannabinoid products and formulation upgrades to launch during the next few quarters.

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

●	International Expansion: We continue to explore sales in markets outside of the United States. We generally partner with local wholesalers and local legal counsel who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets and are gaining market share in Central and South America through our sanitary registration approvals. We are also continuing to expand our E-commerce business to consumers in the United Kingdom (UK) which was expanded onto Amazon’s platform during fiscal year 2023 and are continuing to grow this channel quarterly.

●

Cultivate Additional Brands: We continue to operate and attempt to grow the Paw CBD business. During fiscal 2024 we have launched our nootropic mushroom line under the ATRx brand. We believe there is ongoing opportunities with these brands to focus on education, cross-selling and customer retention.

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

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change
Total net sales	$5,173,878	$6,119,380	$(945,502)
Cost of sales	1,770,364	2,273,839	(503,475)
Gross profit as a percentage of net sales	65.8%	62.8%	2.9%
Operating expenses	3,785,542	5,669,193	(1,883,651)
Operating loss from operations	(382,028)	(1,823,652)	1,441,624
Decrease on contingent liability	-	44,771	(44,771)
Net loss before taxes	459,737	(1,770,404)	2,230,141
Net loss attributable to cbdMD Inc. common shareholders	$(540,763)	$(2,770,904)	$2,230,141

	Nine Months Ended June 30,
	2024	2023	Change
Total net sales	$14,925,801	$18,444,617	$(3,518,816)
Cost of sales	5,384,061	7,015,803	(1,631,742)
Gross profit as a percentage of net sales	63.9%	62.0%	2.0%
Operating expenses	12,540,595	18,699,293	(6,158,698)
Operating loss from operations	(2,998,855)	(7,270,479)	4,271,624
Decrease on contingent liability	-	153,771	(153,771)
Net loss before taxes	(3,547,327)	(7,063,270)	3,515,943
Net loss attributable to cbdMD Inc. common shareholders	$(6,548,828)	$(10,064,773)	$3,515,945

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2024	% of total	2023	% of total
E-commerce sales	$3,937,930	76.1%	$5,000,261	81.7%
Wholesale sales	1,235,948	23.9%	$1,119,119	18.3%
Total Net Sales	$5,173,878		$6,119,380

	Nine Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2024	% of total	2023	% of total

E-commerce sales	$11,987,654	80.3%	$14,796,326	80.2%
Wholesale sales	$2,938,147	19.7%	3,648,291	19.8%
Total Net Sales	$14,925,801		$18,444,617

Net Sales

We had total net sales of $5.2 million and $6.1 million for the three months ended June 30, 2024 and 2023, respectively, resulting in a decrease in net sales of $0.9 million or 16% quarter over quarter. This decrease is partially attributable to a decrease of $1.0 million in e-commerce sales year over year while wholesale sales increased by $0.1 million. Sequentially, revenue grew by 15.4%. Our team continues to focus on all areas of driving revenue improvement. Despite the overall category facing challenges, we remain optimistic about our product's market positioning in fiscal 2024 and into 2025. Revenues appear to be holding and with continued cost reductions, we are designing the Company to be profitable at significantly lower revenue levels than in the past.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 35% and 35% for three months ended June 30, 2024 and 2023, respectively. This decrease in cost of sales is mostly attributed to ongoing cost saving initiatives. We anticipate future cost of sales to be in line with our historical averages prior to the March 2024 quarter.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and nine months ended June 30, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2024	2023	Change
Staff related expense	$1,443,800	$1,714,416	$(270,616)
Accounting/legal expense	176,148	221,777	(45,629)
Professional outside services	130,214	253,960	(123,746)
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	903,490	1,879,134	(975,644)
Merchant fees	171,993	196,354	(24,361)
R&D and regulatory	10,108	24,566	(14,458)
Rent and utilities	362,083	381,630	(19,547)
Non-cash stock compensation	9,321	61,017	(51,696)
Intangibles Amortization	172,842	277,354	(104,512)
Depreciation	114,912	98,225	16,687
All other expenses	290,631	560,760	(270,129)
Totals	$3,785,542	$5,669,193	$(1,883,651)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2024	2023	Change
Staff related expense	$4,215,224	$6,004,252	$(1,789,028)
Accounting/legal expense	743,427	790,556	(47,129)
Professional outside services	443,790	684,148	(240,358)
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	3,276,111	5,128,803	(1,852,692)
Merchant fees	515,096	603,405	(88,309)
R&D and regulatory	16,835	156,999	(140,164)
Rent and utilities	1,165,289	1,203,338	(38,048)
Non-cash stock compensation	16,835	315,982	(299,147)
Intangibles Amortization	518,526	832,063	(313,537)
Depreciation	343,527	300,726	42,801
Non-cash stock compensation related to terminated contractual obligation	-	884,892	(884,892)
All other expenses	1,285,935	1,794,129	(508,194)
Totals	$12,540,595	$18,699,293	$(6,158,697)

Our overall operating expenses decreased by approximately $1.9 million or 24% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The year over year decrease was primarily driven by management's continued ongoing efforts to reduce our cost structure including decreases in staff related expenses, advertising, marketing, sponsorships and affiliate commission expenses, professional, accounting and legal expenses, and a reduction of intangibles amortization. As previously discussed, we have a number of initiatives in place with a target to further reduce G&A costs, including the elimination of the Red Oak Lease. While we are working to reduced fixed overhead costs, we do anticipate an increase in our advertising and marketing expenses for the fourth fiscal quarter.

For the nine months ending June 2024, year to date operating expenses decreased by $6.1 million as management continues to focus on operational efficiencies across the board.

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

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated f inancial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The value of the non-cash contingent liability was  $90,363 at September 30, 2023 , respectively. The fourth and final marking period ended and the final issuance of shares occurred in January 2024, therefore there is no ongoing liability recorded.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $2.3 million and negative working capital of of $567,610.
Our working capital is reduced by approximately $3.7 million of accrued dividend payments. At September 30, 2023 we had working capital of approximately $3.4 million, which was reduced by approximately $0.7 million for accrued dividends payable.

We entered into a securities Purchase Agreement dated January 30, 2024 with five Investors whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666. The Company intends to use the proceeds from the issuance of the Notes for working capital and general corporate purposes, including, but not limited to inventory investment to assist with orders and funding proxy expenses.

We do not have any commitments for capital expenditures. We have a commitment for cumulative dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. As of August 2023, we have suspended paying the dividend in cash and are accruing this dividend on a monthly basis.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and, while improving, we have not met this goal as cash flow from operations has been a net use of $0.1 million three months ended June 30, 2024. Management believes the quarterly cash consumption should continue to improve in subsequent quarters.

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

cbdMD defines Adjusted EBITDA as Earnings Before Interest, Taxes, Depreciation and Amortization excluding (1) stock based compensation; (2) one time inventory adjustments; (3) mergers and acquisitions and financing transaction expenses; (4) one-time severance accruals; (5) non-cash trade credits; and (6) non-cash accelerated amortization of expense related to terminated IT contracts.

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

Adjusted EBITDA for the three and nine months ended June 30, 2024 and June 30, 2023 is as follows:

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Three Months Ended June 30,	Three Months Ended June 30,	Nine Months Ended June 30,	Nine Months Ended June 30,
	2024	2023	2024	2023
(Unaudited)

GAAP (loss) from operations	$(382,028)	$(1,823,652)	$(2,998,855)	$(7,270,479)
Adjustments:
Depreciation & Amortization	287,754	375,579	862,053	1,132,789
Employee and director stock compensation (1)	9,321	61,016	16,835	315,982
Mergers and Acquisitions and financing transaction expense (2)	-	-	58,239	-
Accrual for severance	-	-	-	129,761
Non-cash expense incurred as a credit (3)	-	-	439,926	-
Non-cash accelerated amortization of expense related to terminated IT contracts	-	-	72,101	-
a360 non-cash trade credit	-	778,703	-	887,039
Non-GAAP adjusted EBITDA	$(84,953)	$(608,354)	$(1,549,701)	$(4,804,908)

(1) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(2) Represents expenses incurred in relation to M&A and financing activities during the nine months ended June 30, 2024.
(3) Represents non-cash expense incurred as a credit provided to GNC to replace expired product.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal accounting officer has concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

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

The Company has received notification from the NYSE American LLC that the Company is no longer in compliance with NYSE American’s continued listing standards and has submitted a Plan to the NYSE American to regain compliance; in the event the NYSE American does not accept the Plan or we do not ultimately regain compliance, our securities could ultimately be delisted from the NYSE American.

On June 5, 2024, we received notification (the “Notice”) from the NYSE American that the Company is no longer in compliance with NYSE American’s continued listing standards. Specifically, the letter states that the Company is not in compliance with the continued listing standard set forth in Section 1003(a)(ii) of the NYSE American Company Guide. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company reported stockholders equity of $3.1 million as of March 31, 2024, and losses from continuing operations and/or net losses in three of its four most recent fiscal years ended September 30, 2023.  The Company submitted a plan of compliance (the “Plan”) on July 5, 2024 addressing how it intends to regain compliance with the continued listing standards by December 5, 2025 and we expect a response from the NYSE American in mid August 2024. If the NYSE American accepts the Company’s Plan, the Company will be able to continue its listing during the Plan period and will be subject to continued periodic review by the NYSE American staff. If the Plan is not accepted, or is accepted but the Company is not in compliance with the continued listing standards by December 5, 2025 or if the Company does not make progress consistent with the Plan during the Plan period, the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide.  The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. However, there can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required timeframe.

While the Notice has no immediate impact on the listing of the Company’s shares of common stock or Series A Preferred Stock, which will continue to be listed and traded on the NYSE American during this period, subject to the Company’s compliance with the other listing requirements of the NYSE American, if the Common Stock and Preferred Stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Common Stock and Preferred Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock and Preferred Stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) triggering an event of default under the Company’s outstanding Senior Secured Convertible Promissory Notes.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf signed on the registrant’s behalf by a duly authorized officer of the registrant and by the principal financial or chief accounting officer of the registrant.

cbdMD, INC.

August 14, 2024	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Executive Officer and
principal executive officer

August 14, 2024	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer and
principal financial officer

August 14, 2024		/s/ Brad Whitford
Brad Whitford, Chief Accounting Officer