Form 10-K
period 2024-09-30
cbdMD, Inc.
filed 2024-12-18
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,832,040 on March 31, 2024.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,539,124 shares of common stock are issued and outstanding as of December 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders which the registrant currently anticipates will be filed with the SEC on or before January 28, 2025.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics” and Proline Global, LLC a North Carolina limited liability company which we refer to as "Proline Global". In addition, "fiscal 2023" refers to the year ended September 30, 2023, and “fiscal 2024” refers to the year ended September 30, 2024.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:
●	our history of losses, potential liquidity concerns, need to raise additional capital to fund our business in the future, and our ability to continue as a going concern;
●	our current capitalization limits our ability to make strategic or accretive acquisitions or attract new investors;
●	risks associated with our ability to repay outstanding Notes;
●	our reliance to market in key digital channels;
●	our ability to acquire new customers at a profitable rate;
●	our ability to bring new and compelling dietary ingredients to market;
●	our reliance on third party raw material suppliers and manufacturers; and
●	our reliance on third party compliance with our supplier verification program and testing protocols.
●	material risks associated with regulatory environment for dietary ingredients including but not limited to CBD, including:
●	federal laws as well as FDA, FTC, and DEA interpretation of existing regulation;
●	state and local laws pertaining to regulated dietary ingredients (such as industrial hemp) and their derivatives;
●	costs to us for compliance with laws and the risks of increased litigation; and
●	possible changes in the use of dietary ingredients such as CBD.
●	material risks associated with the ownership of our securities, including;
●	the risks for failing to regain compliance with and continue to comply with the continued listing standards of the NYSE American;
●	availability of sufficient liquidity;
●	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock;
●	the designations, rights and preferences of our Convertible Notes;
●	our inability to pay dividends on our Series A Convertible Preferred Stock; and
●	dilution upon the issuance of shares of common stock underlying outstanding Notes, warrants, options and the Series A Convertible Preferred Stock.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD and Paw CBD as well as our ATRx Labs brand of functional mushrooms. We believe that we are an industry leader producing and distributing dietary supplements and topical products, with an initial focus on hemp derived products including broad spectrum CBD products and full spectrum CBD products. Our mission is to identify and formulate products with novel, compelling ingredients and blends to enhance our customer’s overall quality of life while bringing education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes a clinically studied hemp extract blend, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum and Delta 9 products contain a variety of cannabinoids and terpenes while maintaining small amounts of THC that fall within the limits set in the 2018 Farm Act. The ATRx brand was launched to bring non cannabinoid products to market, starting with non-psychoactive functional dietary mushrooms such as Lion’s Mane, Cordyceps and Reshi. In addition to our core brands, we also operate Therapeutics to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications and Proline Global that houses some of our newer brands.

Our cbdMD brand of products includes an array of high-grade, premium every day and functional CBD products, including tinctures; gummies; topicals; capsules; drink mixers and ready to drink cans; and sleep, focus and calming aids.  In addition, we have clinical based claims and industry leading strength and concentrations to drive product efficacy.

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

Recent Developments

Management’s efforts to drive shareholder value have been two fold: (i) deliver positive earnings through a combination of optimizing our product portfolio, rationalizing our cost structure, and growing revenue; and, (ii) simplifying our capital structure.

During fiscal 2024 we continued to make some sweeping changes to our cost structure and re-tooled our marketing efforts, all while launching our new line of nootropic functional mushrooms ATRx Labs. Year over year we improved GAAP operating loss by approximately $19.2 million, including impairment loss of $13.2 million in fiscal 2023, and our non-GAAP adjusted EBTIDA by $3.2 million. In addition, we reduced the cash consumed in fiscal 2023 of $4.9 million to approximately $0.7 million during fiscal 2024, including a significantly lower amount during the second half of fiscal 2024.

During the second quarter of fiscal 2024 we re-attempted to convert the Series A Preferred stock to common stock through a shareholder vote to amend our Series A Preferred Stock designation.  Ultimately, we were unable to secure the required votes needed to approve the amendment, and we canceled the shareholder meeting. While we did not successfully get the vote needed, we received productive feedback and continued to have dialogue with preferred shareholders during the remainder of the year. We believe the combined market capitalization of both our common and Series A Preferred is being impacted due to our current capital structure. Our goal is to simplify our capital structure and we believe it will help unlock additional equity value and open up more strategic activity for the Company. We are planning a new proposal to our shareholders in the current fiscal year for the automatic conversion of our Series A Preferred Stock.

During the fiscal fourth quarter of 2024 the Company continued to make progress despite some short-term revenue impacts. A few items that impacted the quarter include: (i) During the fourth quarter, one of our agencies made a recommendation which unexpectedly resulted in a sharp decline in emails delivered. We have reacted accordingly to address the issue and have seen deliverability and metrics began to rebound during early fiscal 2025, however we believe this had greater than $200,000 impact to our direct-to-consumer revenue during the quarter. (ii) We continued to face ongoing down time on various digital marketing platforms tied to the CBD category. To help offset this ongoing challenge, we made a change to our marketing resources during the summer. As a result, we have seen our SEO rankings improve significantly and we are now ranking atop a number of key high-traffic, strategic terms resulting in strong gains on high-intent traffic during the first quarter of fiscal 2025. (iii) A number of our larger international wholesale clients faced a new regulatory registration requirement which ultimately impacted sales for approximately 100 days, most of which overlapped the fourth quarter. We have since seen wholesale demand rebound toward the end of October and continues to strengthen as of the filing of this report.

We have spent significant resources focused on state and national regulatory matters and believe lack of a clear regulatory framework has a negative impact and limits the opportunity for CBD companies that act with integrity and invest in responsible quality and safety standards.  We continue to believe in the long term benefits of hemp-derived cannabinoids, but see a longer-term horizon for federal regulatory clarity. As a result, during fiscal 2024 the Company has focused on expanding into categories that do not have as many regulatory and channel hurdles.

During November of 2024, the Company launched its new functional mushroom line of products with its Super Gummy under the ATRx brand available on ATRxlabs.com and Amazon.  At our core, we believe in natural health and wellness solutions and we believe in the benefits derived from functional mushrooms in addition to hemp.  During April 2024 we successfully launched the ATRx Platinum line in GNC.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2024 and beyond:

●	Product Innovation: Our goal is to provide our customers superior functional based products using compelling ingredients with greater efficacy and absorption. We regularly assess and evaluate our product portfolio and devote resources to ongoing research and development processes with the goal of improving our product offerings. During fiscal 2024 we focused on expanding some of our core line of products. In November of 2023 we launched our new CBG tincture and during the first quarter of fiscal 2024 we launched our new nootropic mushroom line under the ATRx brand. We also added several new products in the rapidly expanding hemp derived beverage category, including the cbdMD Mixer and Herbal Oasis Social Tonics, a carbonated non-alcoholic beverage featuring CBD, THC and functional mushrooms.

●

Expand our revenue channels: During fiscal year 2024, our wholesale business continued to face macro industry contraction trends that we believe are tied to low-dose, high-priced products. We continued to pursue relationships with traditional retail accounts and believe our top brand awareness and effective marketing positions us as a preferred CBD partner for key traditional retail accounts as this channel has continued to normalize. During the first quarter of fiscal 2024 we launched several SKUs into Sprouts retail footprint. During October 2024 we added KeHe as a distributor for several cbdMD products.  We continue to assess our product channel fit and working with retailers and distributors alike to further grow this channel.

●	International Expansion: We continue to explore sales in markets outside of the United States. Our products are currently available in approximately 31 countries. We generally partner with local wholesalers and local legal counsel who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in several international markets and are gaining market share in South America through our sanitary registration approvals and import approval listings. We continue to sell select product in the UK through Amazon and other limited channels while we wait for the final regulatory certifications.

●

Cultivate Additional Brands: During fiscal 2024 we launched our new nootropic mushroom line under the ATRx brand. We believe there is ongoing opportunities with these brands to focus on education, cross-selling and customer retention.

●

Acquisitions: We evaluate acquisitions where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company. As disclosed in this report, we believe our current capital structure is impeding our company from attracting any quality potential acquisition candidates.

Marketing

cbdMD and its brands are primarily direct to consumer brands and our focus is to grow our base of customers by profitably acquiring new customers while minimizing churn.  We employ a multi-channel media approach that allows us to market our brand and products through various distribution efforts, including professional partnerships, social media engagement, podcasts, digital and television advertising, affiliate marketing, search engine optimization, and influencer endorsements. In addition, we work with our retail partners on various marketing efforts to focus on shelf velocity.

During fiscal year 2024 and fiscal year 2023 we spent approximately $4.2 million and $6.9 million, respectively, on brand development, sponsorships and marketing.  During fiscal 2023, we took a strategic approach to understanding our customer analytics, focusing on habits, attribution, and opportunities to optimize our customer acquisition costs and improve lifetime value. This ongoing learning process led us to make more informed decisions, reallocating marketing spend to areas with clearer attribution, stronger returns on investment, and greater brand impact. We streamlined spending by eliminating costly sponsorships, athlete endorsement deals, influencer partnerships, and digital campaigns that did not meet these criteria.

Moving forward, we remain committed to thoughtful, data-driven investments to expand our well-established brand. We are placing greater emphasis on consumer, retailer, and regulatory education to build awareness of our superior science, safety, and clinical efficacy. By refining our messaging and outreach, we aim to attract more consumers, engage more retailers, and foster broader regulatory acceptance, always working in the best interests of the company.

Sales

We distribute our products both through our online sales channel as well as through a number of wholesalers and retailers that resell our products both in brick and mortar locations as well as via their online websites. Sales of our products primarily come from online sales at our websites www.cbdmd.com, www.pawcbd.com, www.atrxlabs.com, cbdmdbotanicals.com and www.directcbdonline.com and through our inside sales department. Our inside sales team concentrates on B2B niche specialty retailers as well as wholesale distributors, including international distributors, who we believe can help amplify the reach of cbdMD products and brand recognition at physical retail locations.

During fiscal year 2024, our e-commerce business experienced continued growth, with year over year increases in new e-commerce customers. For fiscal 2024 and fiscal 2023, approximately 80% of sales were e-commerce. While our revenue trends continue an e-commerce increase, we continue to work to expand the stores we serve on our B2B brick and mortar side of our business in addition to distributors that carry our products.

Product manufacturing

We are committed to producing a safe, high-quality product with testing transparency. We only use cannabinoids extracted from hemp grown in the United States in our products. We maintain strict cGMP compliance. All suppliers and manufacturers meet strict quality requirements and are validated producers of hemp under state and federal laws.

Most of our products are outsourced to various manufacturers under short term agreements.

We develop detailed product specifications and utilize several manufacturers with specific formulation and format expertise to deliver finished products within specification. All suppliers undergo a detailed supplier verification process and are required to become GMP certified. Master Manufacturing Agreements and Quality Assurance Agreements are required for all of our critical supply contract manufacturers. All finished goods are tested by the supplier at an independent ISO 17025 accredited third-party laboratory to ensure they meet ingredient label claims, including purity and strength of cannabinoid levels and comply with the THC content requirements in the 2018 Farm Act, before they are released for shipment. We have no long term obligations with any manufacturers or suppliers.

As a consumer goods brand dedicated to providing the highest quality hemp extracted cannabinoid consumer products on the market, we strive to meet or exceed the FDAs Good Manufacturing Practice (GMP) guidelines. These guidelines provide a system of processes procedures and documentation to assure a product is manufactured consistently, in a safe manner, and meets label claims for identity, strength, composition, quality, and purity. Our warehouse operation encompassing 80,000 square feet, is fully GMP compliant and NSF certified. Quality of products is a key tenant of our operations. During the second quarter of fiscal 2024 we renewed our NSF GMP 455-2 certification. We also hold the National Animal Supplement Counsel’s (“NASC”) prestigious Quality Seal Award. In addition, during fiscal 2022 we were the first CBD company to commercialize THC Free SKUs that were NSF Certified Products, which is a prestigious third-party guarantee that ensures what we say is in the product is actually in the product. We also spearheaded NSF’s Certified for Sport (CFS) for cannabinoid products and were the first company to commercialize products under this rigorous program that gives assurances that a person consuming an NSF CFS product will not fail a World Anti Doping Agency (WADA) test for banned substances, thus assuring our customers they can safely consume our CFS products.

Research and development and product enhancements

New product development efforts are focused on both near-term and long-term results for the Company. The key objectives and input points driving cbdMD’s research and development process include current product improvement efforts and new product development activities. Our product improvement efforts include consumer feedback analysis, market research on emerging trends, and feedback from panels of product testers, among others. In the fourth quarter of fiscal 2023 we expanded our feedback analysis to include biometric device monitoring and in fiscal 2024 we concluded a study that demonstrated our Broad Spectrum CBD improves sleep with regular use. The results of this study will be used in marketing and may become the subject of future publications. It also informs future product development and iterations of existing products to improve efficacy. We also conduct in-depth market research campaigns and sample size testing and research. Our new product development activities include market research, projecting future product trends, research and identification of clinically proven, proprietary functional ingredients, and research to develop new product offerings, in-depth product testing, and package and graphic development. The Company is continually exploring exclusive partnerships with well-known and established dietary supplement ingredient manufacturers to include their proprietary and clinically studied ingredients in functional combination products to address specific consumer needs in large market segments.

cbdMD Therapeutics, the clinical research arm of the Company, completed two clinical studies in fiscal year 2023:

In the first quarter of fiscal 2023, the Company concluded a randomized, double blind, placebo controlled clinical trial in healthy adults utilizing its proprietary hemp extract blend which demonstrated significant benefits in many areas, including reduction of pain, reduced inflammation, and improved mood, and these results are further driving the refinement of current products and the development of new products which utilize the same proprietary blend of hemp extracted cannabinoids. The results of this study were published in the Journal of the International Society of Sports Nutrition in June 2024.

In the third quarter of fiscal 2023 the Company concluded a randomized, double blind, placebo controlled clinical study in dogs performed in conjunction with Colorado State University’s veterinary program. Results indicate that our proprietary broad spectrum hemp extract improved mobility, gait, and quality of life in dogs with osteoarthritis. These results provide claims related to our proprietary broad spectrum blend’s efficacy and drive new product development to address the needs of the nearly $2 billion canine arthritis treatment market according to Expert Market Research. The results of this study were published in Frontiers in Veterinary Science in September 2024

The second paper from the Company’s comprehensive safety study was published in the fourth quarter of fiscal 2023. We believe the paper was groundbreaking in the hemp derived cannabinoid industry and was immediately cited in additional safety papers. To our knowledge the data in the publication established cbdMD as only the second company in the world to publish actual clinical safety data on CBD isolates with an extensive number of studies and data in the publication.  These papers can be found in Regulatory Toxicology and Pharmacology.

Intellectual property

We hold a portfolio of U.S. trademark applications which are held for current and future product offerings and extended branding capability. The portfolio, includes but is not limited to, the trademarks set forth below:

Mark	US Serial No.	US Registration No.	Filing date	Description of Mark Usage
DIRECT CBD ONLINE	88424644	6324509	5/10/2019	Service mark
DIRECT CBD ONLINE	88424628	6399287	5/10/2019	Service mark
CBD MD	86914580	5173264	2/21/2016	Standard word mark
cbdMD	88451429		5/29/2019	Stylized word mark (logo in color)
cbdMD	88451502		5/29/2019	Standard word mark
Paw CBD	88697605		10/19/2019	Standard word mark
CBDMD	88944504		6/2/2020	Standard word mark
hempMD	88109782		6/29/2021	Standard word mark
ATRX	98209919		10/04/2023	Standard word mark

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

The Company’s U.S. Patent Application No.: 17/359,193 is currently under examination. In Q4 2024 the Company filed a response to an office action making several amendments to its claims based on data from the Company’s clinical studies. This patent, if granted, is expected to provide protection in several key areas, including novel formulations for the treatment of mood and sleep disorders.

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

In addition to www.cbdmd.com, www.pawcbdmd.com, www.atrxlabs.com, and www.directcbdonline.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registers or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Competition

The dietary supplement market is highly competitive, with new products and new brands entering frequently. The Company is attempting to distinguish itself by focusing on hemp derived cannabinoids and seeking to identify new, emerging ingredients with functional efficacy for key consumer need states such as sleep, mood, focus and energy. Specifically, the hemp derived cannabinoid market has remained fragmented with over 2,000 brands in the category and no clear dominant brand in the US. Our competitors of hemp derived cannabinoid products include a combination of public and private companies who operate as combination of e-commerce and wholesale brands as well as brick and mortar retail operations. In addition to cbdMD’s hemp derived CBD and Delta 9 products, there are several other synthetic compounds including, but not limited to delta-8; delta 10 and HHC, that do not have long market history or safety data which have taken market share over the last 2 years. The launch of ATRx and the Company’s functional mushroom line also faces significant competitive pressure as functional mushrooms have emerged as a fast growing segment of the overall dietary supplement market.  By focusing on specific functional formulas to address consumer need states, the Company believes it can differentiate itself in the market.

Government Regulations

On December 20, 2018, the President of the United States signed the Agriculture Improvement Act of 2018 (the “Farm Bill”) into law. Among other things, Farm Bill changed certain federal regulations relating to the cultivation. Production, manufacturing, and marketing of hemp. The Farm Bill defined Hemp as “[t]he plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol (THC) concentration of not more than 0.3 percent on a dry weight basis. The Farm Bill removed hemp and derivatives of hemp from the Controlled Substance Act. On January 15, 2021 the USDA issued its final rule regarding the Establishment of a Domestic Hemp Production Program which authorized hemp to be grown and processed legally in the United States and made it legal to transport hemp and its derivatives in interstate commerce.

The Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana, and specifically excluded hemp from U.S. drug laws, but deferred the regulation of consumable and topical products to the US Food and Drug Administration. The Farm Bill allows for each individual state to regulate industrial hemp and industrial hemp-based products or accept the USDA rules. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp are still subject to Federal regulation under food and dietary supplement laws, as well as a patchwork of state regulations. We actively monitor the regulations and proposed regulations in each state to ensure our operations are compliant.

In conjunction with the enactment of the Farm Bill, the FDA released a statement about the status of CBD and the agency’s actions to date guide the Company. The statement noted that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the FDCA and Section 351 of the Public Health Service Act. This authority allows the FDA to continue enforcing the law to protect patients and the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. The statement also noted the growing public interest in cannabis and cannabis-derived products, including CBD, and informed the public that the FDA will treat products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products — meaning the products will be subject to the same authorities and requirements as FDA-regulated products containing any other substance, regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the Farm Bill.

As of the date of this report, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies. The FDA, however, has sent warning letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products, only relating to instances that such CBD companies have made misleading and unapproved label claims. We will continue to monitor the FDA’s position on CBD. In December 2020, the FTC announced it was going to seek penalties against companies making deceptive marketing claims and named 6 companies which it had targeted for making egregious and unsupported health claims. On March 5, 2021, the FTC approved the final administrative consent orders with all 6 companies. In April of 2023, the FTC sent a blanket Notice of Penalty Offenses on Substantiation of Product Claims to a group of over 700 companies in the dietary supplement and personal care industries, which named the Company and many of its competitors among the almost 700 other companies.  This letter was sent without any proof or claim of violation as a perfunctory matter to establish that the FTC met its burden under applicable law to warn companies before investigating and making claims. To date, the Company has not received any follow-up and does not believe it is the target of any investigation. We are unaware of any further actions, and we will continue to monitor the FTC’s position with regards to deceptive marketing claims.

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

The Company is subject to regulations in foreign jurisdictions which establish the rules by which new consumer products may be introduced into commerce, and which vary country by country. In fiscal 2021, we submitted a Novel Foods dossier with both the EU Food Safety Agency (FSA) and the United Kingdom’s Food Safety Agency (UK FSA). “Novel Foods” are foods which have not been widely consumed in the UK or the EU before May 1997. Before a Novel Food can be marketed in the UK or EU, it is required to have a pre-market safety assessment and authorization. The UK has waived the pre-market requirement and is allowing post market submissions for products that were in the marketplace prior to February 2020, which qualifies several products.

As of this filing, the Company is in the Risk Assessment stage of the Novel Food approval process in the UK and on hold in the EU pending further determinations by the EU Food Standard Agency. The Company is one of only a handful of original companies submitting Novel Food applications which have been validated and entered the Risk Assessment phase in the UK. The Company is currently actively selling its products in the UK and strongly believes its products will ultimately be approved once the administrative delays in the UK are cleared. As of the end of Fiscal 2024, the Companies dossier was reviewed and received a favorable ruling of safety, with the final daily serving size still to be determined through further risk analysis by the Agency. Recent statements by the Agency indicate they will be making final determinations sometime in calendar year 2025.

The Company has submitted multiple Sanitary Registrations for its products across several LATAM countries, which is the basis for exporting and selling hemp derived cannabinoids in those countries.  In Brazil the company has obtained registration and listing under the 660 exemptions for the personal importation of cannabis products by citizens of Brazil.  This authorization allows the Company to work directly with care givers to facilitate the sale of our products to Brazil.

Human Capital

At December 1, 2024 we had approximately 42 full-time employees. There are no collective bargaining agreements covering any of our employees.

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

We reported losses from operations of $3.3 million and $22.5 million fiscal year 2024 and fiscal year 2023, respectively. Included in our loss from operation in fiscal 2023 is an impairment of $13.2 on our trade name for fiscal 2023. Not included in our loss from operations for fiscal 2024 is a $0.4 increase in the valuation on the convertible Notes.  Not included in our loss from operations for fiscal 2023 is a $0.70 million impairment non-cash charge pertaining to our ownership interest in Steady State, LLC as well as a non-cash income of $0.09 million and $0.19 million for fiscal 2024 and fiscal 2023, respectively, reflecting a change in value of the contingent liability associated with the Earnout Shares. Until such time, if ever, that we are successful in generating gross profits which are sufficient to pay our operating expenses it is likely we will continue to report losses from operations in future periods.

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

Until we are profitable, we may need to raise additional capital during the current fiscal year in order to fund our operations in furtherance of our business plan and repay the Notes. A potential financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

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

In the event the holders of our Notes do not convert the Notes, our ability to repay our Notes upon their maturity in July 2025 is uncertain, and we will face additional risks if we are unable to repay the Notes.

As of December 16, 2024, we had approximately $364,000 of Notes due on July 30, 2025 outstanding. The Notes are secured by our assets. Our ability to repay the Notes, in whole or in part, upon their maturity, is uncertain. In addition, the Notes impose certain customary affirmative and negative covenants upon us.  If we are not in compliance with certain of these covenants or we are unable to repay the Notes on or before July 30, 2025, in addition to other actions the note holders may require, the amounts outstanding under the Notes to become immediately due and payable. In addition, the Notes and the preferences of our outstanding Series A Preferred likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on the Notes in the future, in which case we would have to extend such maturity date, or otherwise repay, refinance, and/or restructure the obligations under the Notes, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance, or restructure prior to maturity, or any other default existed under the Notes, the holders could accelerate the indebtedness under the Notes, foreclose against its collateral, or seek other remedies, which would jeopardize our ability to continue our current operations.

Our recent negative growth rates may continue.

Although we have made consistent and significant reductions in marketing spend as we rationalize expenses, we had consecutive fiscal years of revenue declines as the industry and Company have faced numerous headwinds. Net sales decreased $4.7 million or 19% to $19.5 million in fiscal 2024 and $11.2 million or 32% to $24.2 million in fiscal 2023 as compared to $35.4 million in 2022. This decrease was primarily driven by a decrease in total orders year over year in both our direct to consumer and wholesale divisions and we believe associate with (i) changes in social algorithms and IOS that affect effectiveness and cost of marketing and acquiring new customers, (ii) access to certain channels, (iii) ongoing competitive environment, (iv) statements from the FDA that negatively impacted retailer interest in the category, (v) significant inflationary pressures on consumers and businesses alike and (vi) we have reduced advertising and marketing as we have made consistent reduction of cash consumed by advertising and marketing over this 2 year period. We believe that our revenue growth will depend upon, among other factors:

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

We have developed a strong and trusted brand that we believe has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value and reputation of cbdMD. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, quality assurance, marketing and merchandising efforts, the reliability and reputation of our supply chain, our ability to grow and capture share of the CBD category, and our ability to provide a consistent, high-quality consumer experience. We have made substantial investments in these areas in order to maintain and enhance our brand and these experiences, but such investments may not be successful. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. For example, our business depends in part on our ability to maintain a strong community of engaged customers and social media and influencers. We may not be able to maintain and enhance a loyal customer base if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

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

Continued expansion into markets outside the United States is one of our key long-term strategies for the future growth of our business. This expansion requires significant investment of capital and human resources, new business processes and marketing platforms, legal compliance, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. There are significant costs and risks inherent in selling our products in international markets, including: (a) failure to effectively establish our core brand identity; (b) increased employment costs; (c) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (d) potentially lower margins in some regions; (e) longer collection cycles in some regions; (f) increased competition from local providers of similar products; (g) compliance with foreign laws and regulations, including but not limited to product registrations/approvals, taxes and duties, laws governing the marketing and use of e-commerce websites and enhanced data privacy laws and security, rules, and regulations; (h) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (i) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (j) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (k) currency exchange rate fluctuations and related effects on our results of operations; (l) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (n) workforce uncertainty in countries where labor unrest is more common than in the United States; (o) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (p) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (q) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (r) difficulty developing retail relationships; and (s) other costs and risks of doing business internationally.

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

We currently hold short-term supply and manufacturing agreements with unaffiliated third-party vendors for our critical raw materials. In addition, our products are manufactured, compounded, and packaged by unaffiliated third parties and the use of these third-parties changes from time to time due to customer demand and the composition of our product mix and product portfolio. We do not have any long-term committed contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and imported materials. If we experience significant increased demand or need to replace an existing raw material supplier or third-party manufacturer, there can be no assurances that replacements for these third-party vendors will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in raw materials and/or the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

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

Failures to comply with applicable laws, including hemp laws, by our third-party suppliers could create disruptions in the supply chain and adversely impact our ability to manufacture products effectively.

The Company’s suppliers and manufacturers must comply with the hemp production and manufacturing laws of their respective states. Since these laws can vary significantly between states, the Company relies on its partners to adhere to both state-specific regulations and USDA requirements. If any supplier or manufacturer fails to comply with local laws or loses their permits or licenses, their ability to continue operations may be jeopardized, which could, in turn, disrupt the Company’s supply chain and manufacturing processes. Such disruptions may negatively impact the Company’s ability to conduct its business as planned.

Product inventory may expire prior to sale due to limited shelf life.

While the Company actively manages its inventory, it is possible that products could reach their expiration date and remain unsold. In such cases, the Company may need to write down the value of the expired inventory, which could negatively impact its business, financial position, and operational outcomes.

Consumers of the Company’s products may face adverse consequences should they test positive for THC which could negatively impact the Company’s reputation, lead to litigation, or other potentially negative impacts to the Company.

Many of the Company’s products are derived from cannabis and may contain trace amounts of tetrahydrocannabinol (THC), which may be below the level of detection but could build up in a regular consumer’s system. Although these levels are generally low, historically THC has been a banned substance in many jurisdictions, and regulations regarding permissible THC limits are continually evolving. As a result, there is a potential risk for end users who test positive for THC due to consumption of the Company’s products. This may be of particular concern in the case of full-spectrum hemp products, which contain not only CBD but also trace levels of THC and other cannabinoids. These trace amounts could lead to false positives on drug tests, especially with certain testing methods that do not differentiate between THC from hemp and that from other sources. There is also the possibility that certain approved tests for THC may not properly differentiate between the metabolites of THC and the metabolites of CBD, thus leading to a false positive for THC consumption. Additionally, metabolic processes in the body may cause CBD and its metabolites to convert into forms that could affect drug test results. Positive test results, even from trace amounts of THC, can have significant consequences for individuals, potentially affecting their reputation, employment, or participation in specific activities, including professional sports. Furthermore, a claim or regulatory action based on such positive test results could damage the Company’s reputation and adversely affect its operations, potentially leading to legal or regulatory challenges.

We could be harmed by data loss or other security breaches.

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems and cybersecurity risks. Some of our systems have experienced past security incidents, including an incident that compromised some customers' personal and payment information. We conducted a forensic examination, made all notices to customers, governments, banks and card associations as required under local, state and federal laws, merchant agreements and card association rules. We also offered free credit monitoring and reporting to all affected customers and are maintaining a call center to handle any customer issues. We have implemented all remedial measures advised by the forensic examiner engaged by us, and, although we do not believe that any of these incidents have had a material adverse effect on our operating results, there can be no assurance the remedial measures will be effective or of a similar result in the future which could materially and adversely impact our business and operations in future periods.

We face risks related to system interruption and lack of redundancy.

From time to time we experience system interruptions and delays that make our websites and product sales unavailable or slow to respond and prevent us from efficiently fulfilling orders which could adversely impact our net sales and the attractiveness of our products. If we are unable to add software and hardware as needed, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, these failures could cause system interruptions or delays and adversely affect our operating results in future periods. In addition, our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders which could make our product offerings less attractive and subject us to liability. Our systems are not fully redundant, and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to remedy.

Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

We depend on the talents and continued efforts of our senior management and key employees. We currently do not have any long-term employment agreements with our executive officers. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team, or any new members of our management team, will be able to successfully execute our business and operating strategies.

If our other intangible assets, or fixed assets become impaired, we may be required to record a charge to our earnings.

During fiscal year 2023, we incurred $13.22 million of intangible impairment as noted in Note 5 of our financial statements. We may be required to record future impairments of other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

RISKS RELATED TO THE REGULATORY ENVIRONMENT FOR CBD

Lack of clarity and changes to Federal or state laws pertaining to industrial hemp could slow the use of industrial hemp which would materially impact our revenues in future periods.

Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, expansion of current state approvals for hemp products, and further authorization, amendment or supplementation of legislation at the federal level, including re-authorization and expansion of the hemp language in the next Agriculture Improvement Act. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

Final designation of hemp derived cannabinoids as impermissible adulterants, FDAs refusal to accept hemp derived cannabinoids as New Dietary Ingredients (NDI) or FDAs interpretation of IND Preclusion could negatively impact the Company’s operations.

The regulatory framework surrounding cannabinoids, particularly CBD, raises significant challenges for the Company. First, concerns about CBD as an impermissible adulterant persist due to the FDA's position that cannabinoids cannot legally be added to food or beverages. The FDA has consistently objected to such uses, asserting that CBD-containing products may be adulterated and subject to enforcement action. Second, under the FD&C Act, unless a product was in the food supply and marketed to the public prior to October 15, 1994, manufacturers must notify the FDA before marketing dietary supplements containing NDIs, providing evidence that the ingredient is expected to be safe. However, there is ongoing uncertainty regarding whether hemp-derived cannabinoids were in the food supply and marketed to the public before October 15, 1994, as required to avoid classification as an NDI. As of the end of fiscal 2024, the FDA has uniformly objected to several New Dietary Ingredient Notifications (NDIN) submitted to the Agency by competitors, asserting it does not meet the definition of a dietary supplement due to the FDA's stance that CBD was not marketed as a dietary ingredient before its investigation as a new drug. The Company disagrees with this position and believes there are counterarguments. The FDA has consistently taken the position that CBD cannot be marketed as a dietary supplement or added to food because it was investigated as a new drug before its inclusion in the food supply, known as IND Preclusion. This position has been outlined in the majority of Warning Letters the FDA has sent to CBD companies since the enactment of the Farm Bill. Any enforcement of the IND Preclusion could require the Company to allocate significant resources to defend its position, adversely affecting its business and operations. Without changes in federal law, regulation, or judicial interpretation, the FDA’s current stance could materially and adversely impact the Company’s ability to operate.

Failure or inability to secure required state or federal regulatory approvals and permits could negatively impact the Company’s ability to conduct business.

The Company must secure and maintain specific approvals and permits in many jurisdictions where its products are sold, and failure to do so could delay or inhibit its operations. Regulatory approval and permit requirements are subject to change without notice. There is no guarantee that the Company will be able to acquire or retain these essential approvals. Any substantial delays or inability to obtain the required permits or licenses would negatively impact the Company’s ability to conduct its business, potentially leading to material adverse effects on its financial condition and operations.

Costs associated with compliance with numerous laws and regulations could impact our financial results. In addition, we could become subject to increased litigation risks associated with the CBD industry and the overall Dietary Supplement Industry.

The manufacture, labeling and distribution by us of the products in our portfolio are regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. We are subject to regulation by the federal government and other state and local agencies as a result of our product offering, including but not limited to hemp-based cannabinoid products and other natural health products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our company, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and our financial results. Failure to comply with the various federal, state and local requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. We are seeing increasing state-level potency, labeling and package size requirements that may increase our costs with respect to monitoring and adhering to unique requirements in addition to potential product and packaging obsolescence costs as well as stop sales or product withdrawals. Our advertising is subject to regulation by, among others, the FDA under the Federal Food, Drug & Cosmetics Act, and the U.S. Federal Trade Commission, or FTC, under the Federal Trade Commission Act, and is also subject to various state regulations enforced by state agencies and state attorneys general. Additionally, some states also permit advertising and labeling laws to be enforced by private attorneys general who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product withdrawals of products sold by us. Any actions against our company by governmental authorities or private litigants could be time consuming, costly to defend and could have a material adverse effect on our business, financial condition, and results of operations.

Uncertainty caused by potential changes to legal regulations could impact the use of the Company’s products.

There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the U.S. Drug Enforcement Administration and/or the FDA, various administrative determinations and court decisions, all of which impact the extent to which manufacturers and processors of products containing Farm Bill-compliant cannabinoids may engage in interstate commerce. There are currently no consistent regulations applicable to hemp derived cannabinoids in the United States or globally. There is no assurance the Company will remain compliant with all of these laws, rules and regulations as changes to such laws, rules and regulations are promulgated and this may have a negative impact on the Company’s operations. By way of example, through the end of Fiscal 2024, multiple states including Alaska, Florida, Maryland, Minnesota, New York, Utah and Virginia had implemented new regulations which impact the Company’s ability to sell some of its products as they exist now in formulation and packaging. The uncertainties, conflicts and lack of uniformity cannot be resolved without further federal, and perhaps even state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of our products in different markets.

The FTC may seek to pursue enforcement actions against companies selling hemp derived cannabinoids, including the Company.

The Federal Trade Commission (FTC) has increasingly focused on the regulation of advertising, labeling, and promotion of CBD and other health-related products. In the CBD product marketplace, the FTC has collaborated with the FDA to issue warnings about advertisements lacking competent and reliable scientific evidence, which violates the FTC Act. In addition, the FTC has independently issued warning letters to companies marketing CBD products with exaggerated or unsupported health claims. Although the FTC has primarily issued warning letters, it initiated its first law enforcement administrative action in December 2020, taking action against six CBD companies for allegedly making unsupported health claims, resulting in settlement agreements requiring cessation of such claims and monetary penalties. The FTC further heightened its scrutiny in May 2021 and, more recently, issued its April 2023 Notice of Penalty Offenses, which stresses the need for rigorous substantiation of health-related product claims. This notice emphasizes that companies must provide scientific evidence, including high-quality, randomized, placebo-controlled human clinical trials, to substantiate claims. Failure to comply with these standards could result in significant penalties under Section 5 of the FTC Act. The FTC’s actions, along with the potential for increased enforcement in the future, present additional risks to companies in the CBD industry. The Company must be cautious in making health claims, ensuring all advertising is adequately supported by scientific evidence, as any violations could result in penalties, corrective measures, and reputational damage.

Risks associated with international regulations.

The Company faces significant regulatory challenges and risks in expanding its operations internationally, which could materially impact its business. As the Company conducts sales and expands into new markets, it must adhere to the laws and regulations of each jurisdiction, as well as any relevant international treaties. Non-compliance with these regulations could result in civil or criminal penalties, fines, operational restructuring, asset seizures, or the denial of regulatory applications. Moreover, international authorities could determine that past or current operations violated local regulations, exposing the Company to potential enforcement actions. The evolving legal landscape in certain jurisdictions, including proposed legislative changes, may present opportunities for portfolio expansion but also introduces undetermined compliance risks. Additionally, cannabis-related financial transactions are governed by complex and unsettled laws that vary by jurisdiction, and financial benefits derived from activities deemed unlawful in certain regions could expose the Company, its investors, or affiliates to liability. Increased regulation of natural health products and heightened scrutiny of nutritional supplements and advertising claims further compound these challenges. Anticipated regulatory changes may require the Company to adapt its products or marketing strategies, and any delays or failures to comply could disrupt operations. These risks underscore the need for prospective investors to consult legal counsel to assess potential liabilities associated with the Company's activities in specific jurisdictions.

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

The Company has received notification from the NYSE American LLC that the Company is no longer in compliance with NYSE American’s continued listing standards and in the event we do not ultimately regain compliance, our securities could ultimately be delisted from the NYSE American.

On June 5, 2024, we received notification (the “Notice”) from the NYSE American that the Company is no longer in compliance with NYSE American’s continued listing standards. On August 20, 2024, we received notice from the NYSE American LLC that it had accepted the Company’s plan to regain compliance with the NYSE American continued listing standards and granted a plan period through December 5, 2025 (“Deadline Date”). As previously disclosed on June 5, 2024, the Company received a letter from the NYSE American LLC stating that the Company was not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) of the NYSE American Company Guide. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company reported stockholders’ equity of $3.1 million as of March 31, 2024 ($1.96 million as of September 30, 2024), and has had losses from continuing operations and/or net losses in three of its four most recent fiscal years ended September 30, 2023 (and September 30,2024). While the Company’s preferred stock and common stock will continue to be listed on the NYSE American during the plan period pursuant to an extension and the Company's receipt of such notification from the NYSE American does not affect the Company's business, operations or reporting requirements with the U.S. Securities and Exchange Commission, during the plan period, the Company will be subject to quarterly review to determine if it is making progress consistent with the plan. If the Company does not regain compliance with the NYSE American listing standards by the Deadline Date, or if the Company does not make sufficient progress consistent with its plan, then the NYSE American may initiate delisting proceedings.

The Company can provide no assurances that it will be able to make progress with respect to its plan that NYSE American will determine to be satisfactory, that it will regain compliance with Section 1003(a)(ii) of the Company Guide on or before the Deadline Date, or that developments and events occurring subsequent to the Company’s formulation of the plan or its acceptance by the NYSE American will not adversely affect the Company’s ability to make sufficient progress and/or regain compliance with Section 1003(a)(ii) of the Company Guide on or before the Deadline Date or result in the Company’s failure to be in compliance with other NYSE American continued listing standards.  While the Notice has no immediate impact on the listing of the Company’s shares of common stock or Series A Preferred Stock, which will continue to be listed and traded on the NYSE American during this period, subject to the Company’s compliance with the other listing requirements of the NYSE American, if the Common Stock and Preferred Stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Common Stock and Preferred Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock and Preferred Stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) triggering an event of default under the Company’s outstanding Notes.

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

The issuance of shares upon the conversions of our outstanding Notes may cause immediate and substantial dilution to our existing shareholders.

We presently have Notes, that if converted would result in the issuance of approximately an additional 718,000 shares of our common stock. The issuance of shares upon the conversion of Notes will result in dilution to the interests of other shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 1C. CYBERSECURITY

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our IT department and our management actively oversee our risk management program, including the management of cybersecurity risks. We have contracted with cybersecurity and risk assessment experts to help test our systems and guide the ongoing development of best practices policies. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors.   We have devoted resources to implement and maintain security measures to meet regulatory requirements and shareholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that our company’s sustained investment in these efforts and technologies have put the Company in a position to protect against potential compromises, and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk management and strategy.

We employ a multi-layered cybersecurity defense strategy that includes:

●	Network and endpoint protection: Utilizing firewalls, intrusion detection systems, antivirus software, and advanced encryption protocols to safeguard sensitive data and systems.
●	Multi-factor authentication, security and principle of least privileged (PoLP)
●	Employee training and awareness programs: Educating employees on cybersecurity best practices and conducting phishing simulations to promote vigilance against social engineering attacks.
●

Incident detection and response plans: Maintaining real-time monitoring and implementing a structured incident response plan that allows us to quickly detect, respond to, and recover from cyber incidents.

●	Third-party risk management: Vetting the cybersecurity controls of vendors and partners to ensure that their practices align with our standards for protecting sensitive information.
●	While we have not experienced a cybersecurity incident that has had a material impact to date, the threat of potential incidents remains high. We continually evaluate our exposure to risks such as:
○ Operational disruption from ransomware or other cyberattacks.
○ Data breaches that could compromise customer or proprietary information.
○ Regulatory and legal exposure arising from cybersecurity failures.

As part of our risk management framework, we regularly assess whether any cybersecurity incidents, or the likelihood of such incidents, could materially affect our business. We are also committed to continuous improvements to address emerging threats.

Governance.

Our board of directors plays an active role in overseeing the company’s approach to managing cybersecurity risks. The board receives regular updates from senior management regarding the company's cybersecurity strategy, potential risks, and any incidents that may arise. These updates ensure that the board remains informed and able to provide guidance on cybersecurity matters.

The board is also regularly briefed by management on the Company’s cybersecurity policies, risk assessments, and mitigation strategies. This reporting structure allows the board to remain engaged with the company’s efforts to address and manage evolving cyber threats, ensuring that cybersecurity is aligned with our overall risk management framework.

Management, led by the IT department, plays a critical role in assessing and managing material risks related to cybersecurity. This includes implementing day-to-day cybersecurity measures, conducting regular risk assessments, and ensuring the timely response to any cyber threats or incidents. The IT department is responsible for ensuring that cybersecurity is integrated into our company’s broader risk management strategy, with direct reporting lines to both senior executives and the board of directors.

ITEM 2. DESCRIPTION OF PROPERTY.

We operate our executive offices and warehouse from an 80,000 square foot facility in Charlotte, North Carolina under a lease agreement which commenced in November 2019.  Through February 2025 the agreement calls for an annual base monthly rent of $34,766, inclusive of monthly TICAM for the first year and the rent escalates 3% annually. Effective November 26, 2024 we entered into a Second Amendment to Lease to extend the lease. The amendment extends the term of the lease for a period of nineteen months beginning on March 1, 2025 with a new expiration date of September 30, 2026. The Company has no further rights to extend or renew the terms of the lease. The amendment provides for the monthly base rent of $65,000, with an annual base rent of $9.75 per square feet from March 1, 2025 through February 28, 2026, and $67,600 with an annual base rent of $10.14 per square feet from March 1, 2026 through September 30, 2026. The Company shall also continue to pay additional rent and all other amounts (other than “Monthly Base Rent”) in accordance with the terms of the lease, except the “Controllable CAM Charges" provision have been deleted. Furthermore, the landlord has approved certain subleases entered into by and between the Company and sub tenants for portions of the facility. This facility is sufficient for our current and anticipated operations through September 2026.

See footnote 11 to our financial statements including with this annual report for a discussion on the termination of our former executive office lease pursuant to agreements entered into in March 2024.

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

As previously disclosed, the Company’s subsidiary, CBD Industries, LLC, initiated a trademark cancellation proceeding in 2019 against Majik Medicine, LLC regarding Majik Medicine’s “CBD MD” trademark. In a Settlement, Purchase, and Release Agreement, effective August 23, 2024, the Company acquired the trademark, resolving all related legal claims. The agreement included a $100,000 initial payment, four additional annual payments of $50,000, the issuance of 75,000 shares of common stock, and 50,000 more shares on the one-year anniversary. Failure to make the additional payments would reassign the trademark to Majik Medicine. We believe that this acquisition strengthens the Company’s IP portfolio, avoids litigation costs, and expedites trademark issuance. Majik Medicine also appointed board member William Raines III as a voting proxy for the Initial Shares for a period of 12 months.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since May 1, 2019, commensurate with our name change, our common stock has been listed on the NYSE American under the symbol “YCBD” and from November 17, 2017 through May 1, 2019 our common stock was listed on the NYSE American under the symbol “LEVB.”

Our Series A Convertible Preferred Stock has been listed on the NYSE American since October 21, 2019 under the symbol “YCBDpA.”

As of December 16, 2024, there were approximately 13,308 street owners of our common stock and 995 street holders of our Series A Convertible Preferred Stock. These amounts do not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

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

Recent sales of unregistered securities

In addition to those unregistered securities previously disclosed in reports filed with the SEC during the period covered by this report, we have sold the securities disclosed below without registration under the Securities Act of 1933, as amended, during the period covered by this report, except as provided below. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.  The securities contain a legend restricting their transferability absent registration or applicable exemption.

In November 2024, the Company issued 175,000 shares of common stock to a consultant for advisory services.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. [Reserved]

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD as well as the functional mushroom brand ATRx Labs. We believe that we are an industry leader in producing and distributing broad spectrum and full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing CBD education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining trace amounts of THC that fall within the limits set in the 2018 Farm Bill. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

During 2024 we continued to focus on our path to profitability by lowering our costs and focusing on the customer experience. We transitioned a significant part of our organization during the first half of the year in addition to our ecommerce platform at the end of the third quarter. While we have not yet achieved positive operating income, management has worked hard to rationalize cost structure during fiscal 2024 and we have successfully achieved 3 sequential years of Non-GAAP Adjusted Operating Income (Loss) improvement, although our revenues were negatively impacted as we tightened our marketing spend and consumers were impacted by inflation trends. During fiscal 2024, we launched 2 important categories to the business (i) our line of ATRx functional mushroom supplements, that launched in GNC and Amazon and (ii) entered into the hemp derived beverage category starting with our Mixer line and followed up in November 2024 by our line of Herbal Oasis Social Tonics. With our leaner cost structure and some exciting new categories, we believe we are well positioned to start growing revenue during fiscal 2025.

Results of operations

The following tables provide certain selected consolidated financial information for the fiscal years ended September 30, 2024 and 2023:

	Fiscal	Fiscal
	2024	2023	Change
Total net sales	$19,482,167	$24,155,362	$(4,673,195)
Cost of sales	7,486,626	9,177,703	(1,691,077)
Gross profit as a percentage of net sales	61.6%	62.0%	-0.4%
Operating expenses	15,310,951	24,246,208	(8,935,257)
Impairment of goodwill and other intangible assets	-	13,219,000	(13,219,000)
Operating loss from operations	(3,315,410)	(22,487,549)	19,172,139
(Increase) decrease on contingent liability	74,580	185,638	(111,058)
Net loss before taxes	(3,700,126)	(22,938,209)	19,238,083
Net loss attributable to cbdMD Inc. common shareholders	$(7,704,127)	$(26,940,209)	$19,236,082

The following tables provide certain selected unaudited consolidated financial information for the three months ended September 30, 2024 and 2023:

	September	September
	2024	2023	Change
Total net sales	$4,556,367	$5,710,745	$(1,154,378)
Cost of sales	2,102,564	2,161,900	(59,336)
Gross profit as a percentage of net sales	53.9%	62.1%	-8.3%
Operating expenses	2,770,356	5,546,915	(2,776,559)
Impairment of goodwill and other intangible assets	-	13,219,000	(13,219,000)
Operating income from operations	(316,553)	(15,217,070)	14,900,517
(Increase) decrease on contingent liability	15,573	31,867	(16,294)
Net loss before taxes	(152,798)	(15,874,941)	15,722,143
Net loss attributable to cbdMD Inc. common shareholders	$(1,155,298)	$(16,875,436)	$15,720,138

Sales

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales for the fiscal years ended September 30, 2024 and 2023.

	Fiscal 2024	% of total	Fiscal 2023	% of total
E-commerce sales	$15,655,337	80.4%	$19,436,124	80.5%
Wholesale sales	3,826,830	19.6%	4,719,238	19.5%
Total Net Sales	$19,482,167		$24,155,362

In addition, the following table provides information on the contribution of net sales by type of sale to our total net sales for the three months ended September 30, 2024 and 2023 (unaudited):

	September 30,		September 30,
	2024	% of total	2023	% of total

E-commerce sales	$3,667,458	80.5%	$4,639,651	81.2%
Wholesale sales	888,908	19.5%	1,070,946	18.8%
Total Net Sales	$4,556,366		$5,710,597

Total net sales during the fiscal year ended September 30, 2024 decreased by approximately $4.7 million, or 19% as compared to fiscal year ended September 30, 2023. Wholesale sales decreased by approximately $0.9 million, or 19% year over year while E-commerce sales decreased by $3.7 million or 19%.  The change in revenue was driven by a combination of broader CBD category softness which we believe is partially attributed to the macro inflationary environment in addition to lower marketing spend.

Net sales for the fourth quarter declined 20% year over year. A few items that impacted the quarter include: (i) During the 2024 fiscal fourth quarter, one of our agencies made a recommendation which resulted in a sharp decline in emails delivered. We have reacted accordingly to address the issue and have seen deliverability and metrics rebound during early fiscal 2025, however we believe this had greater than $200,000 impact to our direct-to-consumer revenue during the quarter. (ii) We continued to face ongoing down time on various digital marketing platforms tied to our regulated category. To help offset this ongoing challenge, we made a change to our marketing resources during the summer of 2024. As a result, we have seen our SEO rankings jump significantly and we are now ranking atop a number of key high-traffic, strategic terms resulting in strong gains on high-intent traffic during the first quarter of fiscal 2025. (iii) A number of our larger international wholesale clients faced a new regulatory registration requirement which ultimately impacted sales for approximately 100 days, most of which overlapped the fourth quarter. The wholesale demand rebounded in late October and continues to strengthen. Un-audited revenues for October and November have rebounded, trending ahead of the fourth fiscal quarter of 2024 and management currently anticipates being able to recapture most of the revenue lost in the September 2024 quarter during the first quarter of fiscal 2025.

Of our total net sales as indicated above, during the fiscal years ended September 30, 2024 and 2023 our Paw CBD line accounted for net sales of $1,445,644 and $2,404,787, respectively. The year over year decline in our Paw CBD brand is due to increasing competition in the pet product industry and a rationalization in marketing efforts specific to the brand.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 38.4% and 38.0% for fiscal years ended September 30, 2024 and 2023, respectively. While we made significant strides to reduce our overall fixed overhead cost associated with our cost of goods sold during fiscal 2024, gross margins for the year were impacted by lower overhead absorption based on lower revenue and ongoing product mix change from high-margin tinctures to gummies and functional products. For the fourth quarter of fiscal 2024 our cost of sales as a percentage of net sales was 46.1% as compared to 37.9% in the prior year comparative period.  The change reflects approximately $588,000 one-time non-cash inventory write down related to inventory loss related to regulatory changes impacting labels and packaging and obsolete/expired inventory, with most all of this inventory older than 2 years. Excluding this one-time write down, our non-GAAP adjusted cost of sales would have been 33% for the fourth quarter of fiscal 2024.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses. Our operating expenses on a consolidated basis decreased approximately $8.9 million, excluding impairment charges, or 36.4% for the fiscal year ended September 30, 2024 versus the fiscal year ended September 30, 2023. The decrease can be attributed to management’s efforts to rationalize and right size our expenses across all areas of our business, especially a $1.9 million reduction in payroll and a $2.8 million reduction of marketing expenses in fiscal 2024. All other expenses includes a $0.7 million gain related to the settlement of our former executive office (“HQ”) lease in 2024 while all other expenses in 2023 includes $0.7 million of impairment of the Steady State Holdings investment.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the fiscal years ended September 30, 2024 and 2023:

	Fiscal 2024	Fiscal 2023	Change
Staff related expense	$5,521,869	$7,440,687	$(1,918,818)
Accounting/Legal/Professional outside expense	1,527,456	1,832,770	(305,314)
Marketing	4,181,026	6,950,340	(2,769,314)
Merchant Fees	642,102	791,475	(149,373)
R&D and regulatory	39,021	173,038	(134,017)
Non-cash stock compensation	43,688	349,245	(305,557)
Intangibles amortization	697,510	1,396,459	(698,949)
Rent and Utilities	1,349,284	1,569,906	(220,622)
Depreciation	452,326	404,280	48,046
All other expenses	856,669	3,338,008	(2,481,339)
Totals	$15,310,951	$24,246,208	$(8,935,257)

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

The following tables provide information on our corporate overhead for the fiscal years ended September 30, 2024 and 2023:

	Fiscal 2024	Fiscal 2023	Change
Staff related expense	$288,602	$318,762	$(30,160)
Accounting/Legal expense	710,188	704,933	5,255
Professional outside services	310,448	428,923	(118,475)
Business insurance	626,027	783,781	(157,754)
Non-cash stock compensation	43,688	349,245	(305,557)
Totals	$1,978,953	$2,585,644	$(606,691)

The 23% decrease in corporate related expenses for the fiscal year ended September 30, 2024 over prior year is primarily due to the decreases in non-cash stock compensation to employees and directors tied to fewer shares issued under our equity incentive plans and at lower prices per share and, decreases in legal, accounting and insurance costs.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this report, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The earnout ended November 2023 and we recorded a final change in the non-cash contingent liability in the first quarter of fiscal 2024. For the twelve months ended September 30, 2023, the contingent liability decreased $0.19 million, primarily related to the change in our common stock share price between September 30, 2022 to September 30, 2023 from $10.25 per share to $1.03 per share.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $2.4 million and working capital of negative $1.1 million at September 30, 2024. Our working capital is reduced by approximately $4.7 million of accrued Series A Preferred dividend payments. On September 30, 2023 we had cash and cash equivalents on hand of $1.8 million and working capital of $3.4 million, which was reduced by approximately $0.7 million for accrued Series A Preferred dividend payments. Our current assets decreased approximately 20% at September 30, 2024 from September 30, 2023, which is primarily attributable to reduction of inventory. Our current liabilities increase approximately 55% at September 30, 2024 from September 30, 2023. This increase is primarily attributable to a $4 million increase in dividend payable, partially offset by a $1.1 reduction in the current portion of rent as a result of the elimination the lease liability associated with the HQ lease.

We entered into a securities Purchase Agreement dated January 30, 2024 with five accredited Investors whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note (each a “Note” and collectively, the “Notes”), in the aggregate principal amount of $1,541,666. The Company has used the proceeds from the issuance of the Notes for working capital and general corporate purposes, including, but not limited to inventory investment to assist with orders and administrative and corporate governance costs. As of the filing date of this report, the principal balance of the Notes has been reduced to approximately $364,000 and $5,000 of accrued interest.

During the three and twelve months ended September 30, 2024 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. As of September 2023, we have stopped paying the dividends in cash monthly and are accruing this dividend instead.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net generation of $0.2 million and use of $1.0 for the three months ended September 30, 2024 and 2023, respectively and  a use of $0.6 (net of $1.25 million of proceeds from the Notes) and $4.3 million for the twelve months ended September 30, 2024 and 2023, respectively.

Non-GAAP Adjusted Operating Income

The non-GAAP Adjusted Income (loss) for the three and twelve months ended September 30, 2024 and September 30, 2023 is as follows:

	Three Months		Year Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
(Unaudited)

GAAP (loss) from operations	$(316,553)	$(15,217,070)	$(3,315,410)	$(22,487,549)
Adjustments:
Depreciation & Amortization	287,783	667,950	1,149,836	1,800,739
Employee and director stock compensation (1)	5,881	33,263	43,688	349,245
Inventory adjustment(2)	588,160	70,000	588,160	70,000
Impairment of Goodwill and other intangible assets (3)	-	13,219,000	-	13,219,000
Incremental bad debt	-	45,000	-	45,000
Non-cash expense incurred as a credit (4)	-	-	439,926	-
Non-cash accelerated amortization of expense related to terminated IT contracts	-	-	72,101	-
Termination of HQ lease	(696,280)	-	(696,280)	-
Mergers and acquisitions expense	-	-	125,838	-
a360 non-cash trade credit	-	609,732	-	1,476,967
Non-GAAP adjusted (loss) from operations	$(131,009)	$(572,125)	$(1,592,141)	$(5,526,598)

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

Earnout Shares

As described in Note 6 in notes to our consolidated financial statements appearing elsewhere in this report, the Earnout Right ran through November 2023. The Earnout period has expired.

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

Impairment of Long Lived Assets

The Company reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations. There was $0 and $13,219,000 of impairment losses recognized related to long-lived assets for the year ended September 30, 2024 and September 30, 2023, respectively.

Fair Value of Convertible Notes

The Company elected the fair value option under ASC 825 Fair Value Measurements for the Notes. The Notes were initially recognized at a fair value of $2,702,000 on the balance sheet as of March 31,2024. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss).

The overall change in fair value of the Notes during the year ended September 30, 2024 was a decrease of $1,357,096. The overall change in principal value related to the conversion of Notes to commons stock during the year ended September 30,2024 was a decrease of $508,757. As of September 30, 2024, total fair value of the Notes is $1,021,935, of which $1,032,909 represents the total principal outstanding.

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

Please see our Financial Statements beginning on page 32 of this annual report.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls were effective at September 30, 2024.

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

Our management, including our principal executive officer and principal accounting officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, but for the additional review procedures renumerated above.

 ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2024 Annual Meeting of shareholders to be filed on or prior to January 28, 2025 (the “Proxy Statement”) and is incorporated herein by this reference.

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

The consolidated financial statements and Report of Independent Registered Accounting Firm begin on page 32.

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

		8-A	10/11/19	3.1(f)
4.1	Form of common stock certificate of the registrant	1-A	9/18/17	3.7
4.2	2015 Equity Compensation Plan+	1-A	9/18/17	3.8
4.3	Form of stock option award under 2015 Equity Compensation Plan+	1-A	9/18/17	3.9
4.4	2021 Equity Compensation Plan+	8-K	1/14/21	10.1
4.5	Form of Representative’s Warrant dated May 15, 2019	8-K	5/14/19	4.1
4.6	Form of Representative’s Warrant dated October 16, 2019	8-K	10/16/19	4.1
4.7	Form of Representative’s Warrant dated January 9, 2020	8-K	1/10/20	4.1
4.8	Form of Representative’s Warrant dated December 11, 2020	8-K	12/9/20	4.1
4.9	Form of Representative’s Warrant dated June 28, 2021	8-K	6/30/21	4.1
4.10	Form of Representative’s Warrant dated May 3, 2023	8-K	5/3/23	4.1
4.11	Form of Senior Secured Convertible Promissory Note dated January 30, 2024	8-K	2/2/24	4.1
10.1	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.2	Office Lease dated July 11, 2019	10-Q	8/14/19	10.1
10.3	Westinghouse Boulevard Lease dated August 27, 2019	10-Q	2/13/20	10.1
10.4	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between cbdMD, Inc. and Martin A. Sumichrast+	8-K	4/21/21	10.1
10.5	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between CBD Industries LLC and R. Scott Coffman+	8-K	4/21/21	10.2
10.6	Asset Purchase Agreement by and among Twenty Two Capital, LLC, cbdMD, Inc., John J. Wiesehan III, Vieo Design, LLC and Bradley D. Trawick dated June 22, 2021	8-K	7/27/21	10.1

10.7	Executive Employment Agreement dated October 1, 2021 between cbdMD, Inc. and T. Ronan Kennedy+	8-K	10/5/21	10.1
10.8	Amendment 1 to the Amended and Restated Executive Employment Agreement by and between cbd Industries, LLC and R. Scott Coffman Restated Agreement effective January 11, 2022+	8-K	1/18/22	10.1
10.9	Equipment Purchase Agreement effective April 7, 2022 by and between cbd Industries, LLC and Old Belts Extracts LLC	10-Q	5/13/22	10.21
10.10	Separation Agreement by and between Martin A. Sumichrast and cbdMD, Inc., and its subsidiaries effective June 11, 2022+	8-K	6/13/22	10.1
10.11	Membership Interest Transfer Agreement dated June 22, 2022	10-Q	8/11/22	10.22
10.12	Agreement for Advertising Placement dated February 1, 2023	S-1	3/13/23	10.17
10.13	Side Letter – Keystone Capital Partners, LLC	S-1	3/13/23	10.20
10.14	Common Stock Purchase Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.1
10.15	Registration Rights Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.2
10.16	Securities Purchase Agreement, dated as of January 30, 2024, by and between cbdMD, Inc. and the Investors*	8-K	2/2/24	10.1
10.17	Security Agreement, dated as of January 30, 2024, by and between cbdMD, Inc. and the Investors*	8-K	2/2/24	10.2
10.18	Registration Rights Agreement, dated January 30, 2024, by and between cbdMD, Inc. and the Investors	8-K	2/2/24	10.3
10.19	License Agreement, effective as of March 20, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.1
10.20	Lease Forbearance Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.2
10.21	Amendment to Extend Westinghouse Boulevard Lease dated November 26, 2024	8-K	11/26/24	10.1
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
19.1	Insider Trading Policy	10-K	12/22/23	19.1
21.1	Subsidiaries of the Registrant	10-K	12/17/21	21.1
23.1	Consent of Cherry Bekaert LLP				Filed
24.1	Power of attorney (included on signature page of this report)				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
97.1	Clawback Policy	10-K	12/22/23	97.1
101 INS	Inline XBRL Instance Document				Filed
101 SCH	Inline XBRL Taxonomy Extension Schema				Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*

Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2024	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: December 18, 2024	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Financial Officer (Principal Financial Officer)

Date: December 18, 2024	cbdMD, Inc.

	By:	/s/ Brad Whitford
Brad Whitford
Chief Accounting Officer

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

Name	Positions	Date

/s/ Scott Stephen	Chairman of the Board of Directors	December 18, 2024
Scott Stephen

/s/ Bakari Sellers	Director	December 18, 2024
Bakari Sellers

/s/ William Raines III	Director	December 18, 2024
William Raines III

/s/ Sibyl Swift	Director	December 18, 2024
Sibyl Swift, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

cbdMD, Inc. and subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying balance sheets of cbdMD, Inc. and subsidiaries (the Company) as of September 20, 2024 and 2023, and the related statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has historically incurred losses, including a net loss of approximately $3.7 million in the current year, resulting in an accumulated deficit of approximately $182 million as of September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion

.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As disclosed in Note 12 to the financial statements, the Company has entered into convertible note agreements in which management evaluated required accounting considerations including, significant estimates, and judgements around certain assumptions associated with the convertible notes. The transactions were deemed complex by management as they required valuation of the convertible notes and conversion feature in the debt instrument. These notes were initially measured at fair value and have been subsequently remeasured to fair value each reporting period.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures with respect to management’s assessment of certain fair value measurements included the following, among others:

●	We obtained a listing of all convertible notes elected to be carried at fair value and management’s accounting analysis supporting these transactions. We evaluated the conclusions reached to ensure these were recorded in accordance with the relevant accounting guidance.

●	We identified and evaluated the considerations related to the determination of the fair value of the convertible notes and the conversion features that included valuation models and assumptions utilized by management. We reviewed the fair value models used, significant assumptions, and underlying data used in the models and evaluated whether the estimates and assumptions were consistent with audit evidence obtained.

●	We evaluated the disclosures surrounding fair value measurements to ensure they are disclosed in accordance with relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2016.

Charlotte, North Carolina
December 18, 2024

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

cbdMD, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2024 and 2023

	September 30,	September 30,
	2024	2023
Assets

Current assets:
Cash and cash equivalents	$2,452,553	$1,797,860
Accounts receivable	983,910	1,216,090
Inventory	2,365,187	4,052,972
Inventory prepaid	159,006	182,675
Prepaid sponsorship	21,754	70,061
Prepaid expenses and other current assets	406,674	750,383
Total current assets	6,389,084	8,070,041

Other assets:
Property and equipment, net	454,268	716,579
Operating lease assets	85,817	3,350,865
Deposits for facilities	62,708	138,708
Intangible assets	2,889,580	3,219,090
Investment in other securities, noncurrent	700,000	700,000
Total other assets	4,192,373	8,125,242

Total assets	$10,581,457	$16,195,283

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
September 30, 2024 and 2023
(continued)

	September 30,	September 30,
	2024	2023
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,541,108	$1,906,319
Accrued expenses	632,674	632,195
Accrued dividends	4,671,000	667,000
Deferred Revenue	503,254	185,246
Operating leases – current portion	98,696	1,277,089
Convertible notes, at fair value	1,171,308	-
Note payable	-	2,492
Total current liabilities	8,618,040	4,670,341

Long term liabilities:
Long term liabilities	-	9
Operating leases - long term portion	-	2,403,286
Contingent liability	-	90,363
Total long term liabilities	-	2,493,658

Total liabilities	8,618,040	7,163,999

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001 par value, 3,939,057 and 2,960,573 shares issued and outstanding, respectively	3,939	2,961
Additional paid in capital	184,029,565	183,387,095
Comprehensive other expense	(7,189)	-
Accumulated deficit	(182,067,898)	(174,363,772)
Total cbdMD, Inc. shareholders' equity	1,963,417	9,031,284

Total liabilities and shareholders' equity	$10,581,457	$16,195,283

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2024 and 2023

	2024	2023

Gross Sales	$19,922,319	$25,053,857
Allowances	(440,152)	(898,495)
Total Net Sales	19,482,167	24,155,362
Cost of sales	7,486,626	9,177,703
Gross Profit	11,995,541	14,977,659

Operating expenses	15,310,951	24,246,208
Impairment of goodwill and other intangible assets	-	13,219,000
Loss from operations	(3,315,410)	(22,487,549)
Realized and unrealized loss on marketable and other securities, including impairments	-	(700,000)
Decrease of contingent liability	74,580	185,638
Increase in fair value of convertible debt	(429,789)	-
Interest (expense) income	(29,507)	63,702
Loss before provision for income taxes	(3,700,126)	(22,938,209)

Benefit (expense) for income taxes	-	-
Net Loss	(3,700,126)	(22,938,209)
Preferred dividends	4,004,001	4,002,000

Net Loss attributable to common shareholders	$(7,704,127)	$(26,940,209)

Net Loss per share:
Basic and Diluted loss per share	(1.79)	(13.32)
Weighted average number of shares Basic and Diluted:	4,312,546	2,022,320

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED September 30, 2024 and 2023

	2024	2023

Net Loss	$(3,700,126)	$(22,938,209)
Comprehensive Loss	(3,700,126)	(22,938,209)

Preferred dividends	(4,004,001)	(4,002,000)
Comprehensive Loss available to common shareholders	$(7,704,127)	$(26,940,209)

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED September 30, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net Loss	$(3,700,126)	$(22,938,209)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	5,015	233,666
Restricted stock expense	11,885	109,202
Write off of prepaid assets due to termination of contractual obligation	-	884,892
Inventory and materials impairment	921,314	175,499
Intangibles amortization	697,510	1,396,459
Depreciation	452,326	404,280
Impairment of goodwill and other intangible assets	-	13,219,000
Increase/(Decrease) in contingent liability	(74,580)	(185,638)
Increase in fair value of convertible debt	429,789	-
Other-than-temporary impairment on other investments	-	700,000
Gain on termination of operating lease	696,280	-
Amortization of operating lease asset	670,621	1,126,976
Changes in operating assets and liabilities:
Accounts receivable	232,180	278,482
Deposits	76,000	105,898
Inventory	766,472	27,443
Prepaid inventory	23,670	328,784
Prepaid expenses and other current assets	396,311	2,095,323
Accounts payable and accrued expenses	(1,124,141)	(1,290,141)
Operating lease liability	(1,151,326)	(1,178,683)
Deferred revenue / customer deposits	318,008	203,341
Collection on discontinued operations accounts receivable	-	1,375
Cash used by operating activities	(352,792)	(4,302,051)
Cash flows from investing activities:
Proceeds from sale of other investment securities	-	1,000,000
Purchase of intangible assets	(100,000)	-
Purchase of property and equipment	(190,015)	(297,549)
Cash (used) provided by investing activities	(290,015)	702,451
Cash flows from financing activities:
Proceeds from issuance of common stock	50,001	2,478,325
Note payable	1,247,499	(132,599)
Preferred dividend distribution	-	(3,668,500)
Cash provided (used) by financing activities	1,297,500	(1,322,774)
Net increase (decrease) in cash	654,693	(4,922,374)
Cash and cash equivalents, beginning of year	1,797,860	6,720,234
Cash and cash equivalents, end of year	$2,452,553	$1,797,860

Supplemental Disclosures of Cash Flow Information:

	2024	2023

Cash Payments for:
Interest expense	$74,638	$6,399

Non-cash financial/investing activities:
Issuance of shares for conversion of debt and accrued interest	$515,601	$-
Issuance of shares for intangible asset	$40,725	$-
Preferred dividends accrued but not paid	$4,004,001	$667,000

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED September 30, 2024 and 2023

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2023	2,960,573	$2,961	5,000,000	$5,000	$-	$183,387,095	$(174,363,772)	$9,031,284
Issuance of Common stock	483	-	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	-	-	-	1,772	-	1,772
Issuance of restricted stock for share based compensation	-	-	-	-	-	689	-	689
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	-	(996,501)	(996,501)
Balance, December 31, 2023	2,961,056	2,961	5,000,000	5,000	-	183,389,556	(176,360,774)	7,036,743
Issuance of Common stock	19,930	20	-	-	-	15,763	-	15,783
Issuance of options for share based compensation	-	-	-	-	-	1,080	-	1,080
Issuance of restricted stock for share based compensation	-	-	-	-	-	303	-	303
Change in far value of debt related to credit risk	-	-	-	-	(6,000)	-	-	(6,000)
Issuance of Common stock - Keystone	64,218	64	-	-	-	49,936	-	50,000
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Income (loss)	-	-	-	-	-	-	(3,010,562)	(3,010,562)
Balance, March 31, 2024	3,045,204	3,045	5,000,000	5,000	(6,000)	183,456,639	(180,371,836)	3,086,847
Issuance of options for share based compensation, net	-	-	-	-	-	5,376	-	5.376
Issuance of restricted stock for share based compensation, net	-	-	-	-	-	7,167	-	7.167
Change in far value of debt related to credit risk	-	-	-	-	4,800	-	-	4,800
Issuance of Common Stock, Convertible Notes	714,229	714	-	-	-	463,980	-	464,694
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Income	-	-	-	-	-	-	459,737	459,737
Balance, June 30, 2024	3,759,433	3,759	5,000,000	5,000	(1,200)	183,933,162	(180,912,600)	3,028,121
Issuance of Common stock	4,000	4	-	-	-	(4)	-	-
Issuance of options for share based compensation	-	-	-	-	-	1,080	-	1.080
Issuance of restricted stock for share based compensation	-	-	-	-	-	3,727	-	3.727
Change in far value of debt related to credit risk	-	-	-	-	(5,989)	-	-	(5,989)
Issuance of Common Stock, Majik Settlement	75,000	75				40,725		40,800
Issuance of Common Stock, Convertible Notes	100,624	101	-	-	-	50,875	-	50,976
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,002,500)	(1,002,500)
Net Loss	-	-	-	-	-	-	(152,798)	(152,798)
Balance, Balance at September 30, 2024	3,939,057	$3,939	5,000,000	$5,000	$(7,189)	$184,029,565	$(182,067,898)	$1,963,417

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED September 30, 2024 and 2023

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2022	1,348,125	$1,348	5,000,000	$5,000	$-	$178,841,646	$(147,423,563)	$31,424,431
Issuance of Common stock	1,038	1	-	-	-	(1)	-	-
Issuance of options for share based compensation	-	-	-	-	-	79,446	-	79,446
Issuance of restricted stock for share based compensation	-	-	-	-	-	43,449	-	43,449
Preferred dividend	-	-	-	-	-	-	(1,000,502)	(1,000,502)
Net Income (loss)	-	-	-	-	-	-	(3,956,062)	(3,956,062)
Balance, December 31, 2022	1,349,163	1,349	5,000,000	5,000	-	178,964,539	(152,380,127)	26,590,761
Issuance of Common stock	8,417	8	-	-	-	(8)	-	-
Issuance of options for share based compensation	-	-	-	-	-	16,770	-	16,770
Issuance of restricted stock for share based compensation	-	-	-	-	-	56,801	-	56,801
Issuance of Common stock - A360	94,277	94	-	-	-	1,399,906	-	1,400,000
Issuance of Common stock - DCO	2,223	2	-	-	-	29,998	-	30,000
Issuance of Common stock - Keystone	2,616	3	-	-	-	29,190	-	29,193
Roundup fractional shares resulting from reverse split	-	1	-	-	-	-	-	1
Preferred dividend	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Income (loss)	-	-	-	-	-	-	(1,336,802)	(1,336,802)
Balance, March 31, 2023	1,456,696	1,457	5,000,000	5,000	-	180,497,196	(154,717,429)	25,786,224
Issuance of Common stock	9,000	9	-	-	-	69,606	-	69,615
Issuance of options for share based compensation, net	-	-	-	-	-	34,663	-	34,663
Issuance of restricted stock for share based compensation, net	-	-	-	-	-	4,845	-	4,845
Issuance of Common stock - A360	-	-	-	-	-	133,200	-	133,200
Issuance of Common stock - Maxim	1,350,000	1,350	-	-	-	2,472,730	-	2,474,080
Fractional share true-up	39,533	39	-	-	-	(39)	-	-
Preferred dividend	-	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Income (loss)	-	-	-	-	-	-	(1,770,404)	(1,770,404)
Balance, June 30, 2023	2,855,229	2,855	5,000,000	5,000	-	183,212,202	(157,488,334)	25,731,723
Issuance of Common stock	112	0	-	-	-	(112)	-	(112)
Issuance of options for share based compensation	-	-	-	-	-	33,171	-	33,171
Issuance of restricted stock for share based compensation	-	-	-	-	-	3,996	-	3,996
Issuance of Common stock - Keystone	105,232	105	-	-	-	97,338	-	97,443
Maxim transaction expenses	-	-	-	-	-	40,500	-	40,500
Preferred dividend	-	-	-	-	-	-	(1,000,497)	(1,000,497)
Net Income (loss)	-	-	-	-	-	-	(15,874,941)	(15,874,941)
Balance, Balance at September 30, 2023	2,960,573	$2,961	5,000,000	$5,000	$-	$183,387,095	$(174,363,772)	$9,031,284

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED September 30, 2024 and 2023

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

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2024 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.

Reverse Stock Split

On April 12, 2023, the board effected a reverse stock split at a ratio of one-for-forty-five, effective as of April 24, 2023. Unless otherwise indicated, all share numbers in this filing, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the reverse stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI, Paw CBD, Proline Global, and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivables are stated at cost less an allowance for credit losses, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2024 and September 30, 2023, we had an allowance for credit losses of $346,197 and $42,180, respectively.

Merchant Receivable

The Company primarily sells its products through the internet and has an arrangement to process customer payments with multiple third-party payment processors. The Company pays a fee between 2.5% and 4.0% of the transaction amounts processed. Pursuant to these agreements, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At September 30, 2024, the receivable from payment processors included $621,678 for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet.

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

When the Company records an investment in marketable securities the carrying value is recorded at fair value. Any changes in fair value for marketable securities during a given period will be recorded as an unrealized gain or loss in the consolidated statement of operations. For investments other securities without a readily determinable fair value, the Company may elect to estimate its fair value at cost less impairment plus or minus changes resulting from observable price changes. The Company has elected the fair value method and will make individual determinations on and instrument by instrument basis.

Intangible Assets

The Company's intangible assets consist of trademarks and other intellectual property, all of which were previously accounted for in accordance with Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. The Company employed the non-amortization approach to account for purchased intangible assets having indefinite lives. Under the non-amortization approach, intangible assets having indefinite lives were not amortized into the results of operations, but instead were reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. We previously performed an annual impairment analysis each fiscal year on the indefinite-lived intangible assets following the steps laid out in ASC 350-30-35-18. Our annual impairment analysis included a qualitative assessment to determine if it was necessary to perform the quantitative impairment test. In performing a qualitative assessment, we reviewed events and circumstances that could affect the significant inputs used to determine if the fair value was less than the carrying value of the intangible assets. If a quantitative analysis was necessary, we would analyze various aspects including revenues from the business, associated with the intangible assets. In addition, intangible assets would be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company analyzed a variety of factors on its business to determine if a circumstance could trigger an impairment loss, and, at the time and based on the information then known, had determined that is it was more likely than not that an impairment loss had occurred. See Note 5 more further information on the impairment testing procedures performed at December 31, 2022 and the Company’s decision to change from indefinite to definite lived status for its trademarks.

The Company now accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment. The Company began amortizing its trademarks over 20 years beginning January 1, 2023 and will perform impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset group's carrying value may not be recoverable. If there are indications that the asset group's carrying value may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the recoverable amount of the asset group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group. As further outlined in Note 5, during July of fiscal 2023, the Company determined that based on regulatory uncertainty and ongoing Company performance it was prudent to change the amortization of the “cbdMD” and “directCBDonline” trademarks to 5 years and “hempMD” trademark to 10 years.  This became a triggering event for an impairment test under ASC360 which resulted in an impairment of the intangibles in July 2023.  As of the end of the fourth quarter and fiscal 2023, a significant decline in market capitalization of both classes of equity as a result of the proxy vote triggered a subsequent impairment test, resulting in additional impairment during the fourth quarter of 2023.

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

Revenue Recognition

The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping (and is typically FOB shipping) which is when our performance obligation is met. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company currently offers a 60-day, money-back guarantee.

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

The following table represents a disaggregation of revenue by sales channel:

	Fiscal 2024	% of total	Fiscal 2023	% of total

E-commerce sales	$15,655,337	80.4%	$19,436,124	80.5%
Wholesale sales	$3,826,830	19.6%	$4,719,238	19.5%
Total Net Sales	$19,482,167		$24,155,362

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the consolidated balance sheets. The Company had no material contract assets or liabilities at the beginning or ending of September 30, 2024 and 2023.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred $4.2 million and $6.0 million in advertising and marketing and promotional costs included in operating expenses during the years ended September 30, 2024 and 2023 respectively. The Company believes driving its advertising aids in brand awareness and is critical to maintain brand recognition. We are constantly evaluating advertising methods and costs and working to drive down our cost of customer acquisition.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2024 and 2023, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had a $1,893,606 uninsured balance at September 30, 2024 and a $1,163,360 uninsured balance at September 30, 2023.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the year ended September 30, 2024.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $3.7 million for the fiscal year ended September 30, 2024, resulting in a working capital deficit of $1.1 million at September 30, 2024.

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

New Accounting Standards

The Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326) effective October 1, 2023. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The adoption of this standard had no material impact on the consolidated financial statements.

NOTE 2 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

On April 7, 2022, the Company entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale was initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of a trade credit for products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's completed Series C financing.   The Company performed a valuation analysis and as of September 30, 2023 determined a $700,000 impairment was needed on the carrying value of this investment. The determination was based on a number of factors, including Steady State’s financial performance, our experience with production and cbdMD’s determination to re-source production to other suppliers. As such we believe it was prudent to reassess the carrying value of this non-liquid security. The Company performed an additional valuation analysis as of September 30, 2024 and determined that no further impairment was needed based on factors such as Steady State's financial performance and re-alignment of the business.

For the year ended September 30, 2024 and  September 30, 2023 the Company recorded $0 and an unrealized loss of $700,000, respectively of realized and unrealized loss on marketable and other securities, including impairments.

The table below summarizes the assets and liabilities related to marketable and other securities valued at fair value as of September 30, 2024:

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2022	$-	$-	$(276,000)
Change in value of equities	-	-	-
Change in value of contingent liability	-	-	-
Additional Investment	-	-	185,638
Balance at September 30, 2023	-	-	(90,362)
Change in value of contingent liability	-	-	90,362
Fair value of convertible notes			1,171,308
Balance at September 30, 2024	$-	$-	$1,171,308

NOTE 3 – INVENTORY

Inventory at September 30, 2024 and 2023 consists of the following:

	September 30,	September 30,
	2024	2023
Finished Goods	$1,534,718	$2,782,680
Inventory Components	830,469	1,397,034
Inventory Reserve	-	(126,742)
Inventory prepaid	159,006	182,675
Total Inventory	$2,524,193	$4,235,647

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the year ended September 30, 2024. The Company wrote down inventory of $921,314 during the fourth quarter of fiscal year ended September 30, 2024 primarily related to obsolete and expired stock keeping units (“SKU”s).  We work hard to minimize inventory write-downs and slow moving and aging SKUs and work, as we work to streamline our offerings to higher velocity products and eliminate slow-moving and aging SKUs.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2024 and 2023 consist of the following:

	September 30,	September 30,
	2024	2023
Computers, furniture and equipment	$1,587,411	$1,392,776
Manufacturing equipment	284,275	284,275
Leasehold improvements	487,081	487,081
Automobiles	-	11,087
	2,358,767	2,175,219
Less accumulated depreciation	(1,904,499)	(1,458,640)
Property and equipment, net	$454,268	$716,579

Depreciation expense related to property and equipment was $452,326 and $404,280 for the year ended September 30, 2024 and 2023, respectively. During the third quarter of fiscal year 2023, the Company sold substantially all the assets of its manufacturing facility and as a result the gross investment and accumulated depreciation was removed from the balance sheet, reducing net PP&E

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

As of July 1, 2023 the Company determined that based on market forces and the Company’s outlook it was prudent to adjust the useful lives of cbdMD’s and DCO intangibles to 5 year useful lives and hempMD’s trademark to 10 year amortization to better reflect the outlook of the brands. This re-evaluation of the tradenames became a triggering event for a valuation test under ASC 360. As a result of a multi-step approach under ASC 360 we determined that the “cbdMD,” “DirectCBDOnline” tradenames and the technology relieve asset was impaired by $6,027,000, and as a result, the amortization was adjusted to account for any changes in the value and estimated useful life of each asset.  Amortization expense for the year ended September 30, 2024 was $697,510 and was recorded on the consolidated statements of operations.

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

At September 30, 2024, the Company prepared a tradename impairment analysis in accordance with ASC 360 and has determined that no impairment existed.

In 2019, Company’s subsidiary, CBD Industries, LLC, initiated a trademark cancellation proceeding against Majik Medicine, LLC (“Majik”) regarding Majik’s “CBD MD” trademark. In a Settlement, Purchase, and Release Agreement that occurred in August of 2024, the Company acquired the trademark, resolving all related legal claims. The agreement included a $100,000 initial payment, four additional annual payments of $50,000, the issuance of 75,000 shares of common stock (the “Initial Shares”), and 50,000 more shares on the one-year anniversary. Failure to make the additional payments would reassign the trademark to Majik. Additionally, the Company entered a five-year consulting agreement with Majik, granting a 15% commission on increased sales from Licensed Practitioners, a new customer base. This acquisition strengthens the Company’s IP portfolio, avoids litigation costs, and expedites trademark issuance. Majik also appointed board member William Raines III as a proxy for the Initial Shares for 12 months. The Company used the Black Scholes method to determine the fair value of the remaining shares to be paid on the one-year anniversary.

At September 30, 2024, the Company prepared a tradename impairment analysis in accordance with ASC 360 and has determined that no impairment existed.

Intangible assets as of September 30, 2024 and 2023 consisted of the following:

	September 30,	September 30,
	2024	2023
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to CBD MD limited mark	368,000	-
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of definite lived intangible assets:	(17,504,000)	(17,504,000)
Amortization of definite lived intangible assets:	(3,026,831)	(2,329,321)
Total	$2,889,580	$3,219,090

Future amortization of intangible assets as of September 30, 2024 is as follow:

For the year ended September 30,
2025	$762,457
2026	733,740
2027	733,740
2028	569,923
Thereafter	89,720
Total future intangibles amortization	$2,889,580

NOTE 6 – CONTINGENT LIABILITY

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

The agreement also provided that an additional 338,889 Earnout Shares would be issued as part of the consideration, upon the satisfaction of certain aggregate net revenue criteria by cbdMD within 60 months following the closing date of the merger

Aggregate Net Revenues	Shares Issued/ Each $ of Aggregate Net Revenue Ratio

$1 - $20,000,000	0.004236111
$20,000,001 - $60,000,000	0.002118056
$60,000,001 - $140,000,000	0.001059028
$140,000,001 - $300,000,000	0.005295139

The Company determined the final Earnout shares to be issued were 19,818 and were issued on January 11, 2024. There is no further Earnout obligation.

NOTE 7 – RELATED PARTY TRANSACTIONS

None.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2024 and September 30, 2023.

The total amount of dividends declared were $4,004,001 and $4,002,005 for the years ended September 30, 2024 and September 30, 2023. The Company suspended payment of the dividend in August of 2023 and as such recorded an accrual of $667,000 for the dividends declared but not paid as of September 30, 2023. As of September 30, 2024, the Accrued liability for the dividends declared but not paid totaled $4,669,000 and continues to grow at approximately $1 million per quarter.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 3,939,057 and 2,960,573 shares of common stock issued and outstanding at September 30, 2024 and 2023, respectively.

On March 2, 2023 Company entered into a purchase agreement (the "ELOC") with Keystone Capital Partners, LLC (“Keystone”), pursuant to which Keystone committed to purchase up to 281,934 of shares of our common stock. Upon the execution of the ELOC, The Company issued 2,616 shares of common stock as "Commitment Shares" to Keystone as consideration for its commitment to purchase shares of our common stock under the ELOC. An additional 6,104 Commitment Shares were issued 180 days after the date of the ELOC. The 281,934 shares of the Company's common stock were registered for resale and may be issued under the ELOC or sold by us to Keystone at our discretion from time to time over a 12 month period commencing April 1, 2023. The purchase price for the shares that the Company sold to Keystone under the ELOC fluctuated based on the price of the Company's common stock. Keystone purchased an aggregate of 180,955 shares (64,218 of which were purchased during the year ended September 30, 2024) under the ELOC, which expired in the first half of fiscal 2024.

Preferred stock transactions:

The Company had no preferred stock transactions in the year ended  September 30, 2024 and 2023.

Common stock transactions:

In the year ended September 30, 2024:

In September 2024, the Company issued 100,624 shares of common stock pursuant to the partial conversion of certain principal and interest related to the Notes.

In August 2024, the Company issued 75,000 shares of common stock pursuant to the settlement agreement with Majik Medicine.

In April 2024, the Company issued an aggregate of 714,229 shares of common stock pursuant to the partial conversion of certain principal and interest related to the Notes.

In March 2024, the company issued 16,000 of restricted stock awards to the Company’s board of directors. The shares vest quarterly on June 30, 2024, September 30, 2024, December 31, 2024, and  March 31, 2025. The stock awards were valued at the fair market price of $13,760 and will amortize over the individual vesting periods.

In January 2024, the Company issued 64,218 shares under our ELOC.

In January 2024, the Company issued 19,818 shares as part of the final Earnout.

In the year ended September 30, 2023:

In September of 2023, the company issued 102,616 shares under the Purchase Agreement to Keystone.

In July of 2023 the Company issued 2,616 shares to Keystone pertaining to the commitment shares under the ELOC.

On May 3, 2023, the Company completed an underwritten public offering of 1,350,000 shares of its common stock at a public offering price of $2.10 per share. Gross proceeds from the offering before deducting underwriting discounts and commissions and offering expenses were approximately $2.8 million. Under the terms of an underwriting agreement, the Company granted the underwriter an option, exercisable for 45 days, to purchase up to an additional 202,500 shares of common stock. The net proceeds to the Company from the offering were approximately $2.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, and does not take into account the exercise by the underwriter of its option to purchase additional shares of common stock. The Company also issued the underwriter a warrant to purchase up to 40,500 shares of its common stock exercisable at $2.52 per share.

On April 24, 2023 the Company issued a total of 39,533 shares of common stock to account for rounding up of fractional shares related to the Reverse Stock Split.

In March 2, 2023, the Company entered into the ELOC with Keystone, pursuant to which Keystone has committed to purchase up to 281,934 of shares of our common stock. Upon the execution of the ELOC, The Company issued 2,616 shares of common stock as "Commitment Shares" to Keystone as consideration for its commitment to purchase shares of our common stock under the ELOC. Additional Commitment Shares (6,104) will be issued over 180 days from March 2, 2023. The 281,934 shares of the Company's common stock were registered for resale and may be issued under the ELOC or sold by us to Keystone at our discretion from time to time over a 12-month period commencing April 1, 2023, subject to a 75 day blackout period commencing April 30, 2023. The purchase price for the shares that the Company may sell to Keystone under the ELOC will fluctuate based on the price of the Company's common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

In April 2023, the Company issued 8,889 shares to Keystone under the ELOC entered into in March of 2023.

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

Stock option transactions:

In the year ended September 30, 2024:

The Company granted its board of directors an aggregate of 8,000 common stock options in April 2024. The options vested immediately, have a strike price of $0.86 and a five-year term. The Company has recorded a total prepaid expense of approximately $4,300 and intends to amortize the expense over the 12-month board term.

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

The Company has recorded an expense for these options of $11,974 for the twelve months ended September 30, 2024.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the years ended September 30, 2024 and 2023:

	2024	2023
Weighted average exercise price	$0.54	10.35 - 12.60
Risk free interest rate	4%	3.93% - 4.71%
Volatility	107%	106.48% - 106.51%
Expected term (in years)	2.5	2.5 - 4
Dividend yield	None	None

Warrant transactions:

The Company had no warrant transactions during the twelve months ended September 30, 2024.

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

The following table summarizes stock option activity under both plans for the fiscal years ended September 30, 2024 and 2023:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2022	55,656	$151.10	4.55	$-
Granted	7,233	11.51	-
Exercised	-	-
Forfeited	(21,124)	88.12
Outstanding at September 30, 2023	41,765	144.43	3.65	-
Granted	8,000	0.86	-
Exercised	-	-
Forfeited	(5,730)	117.35
Outstanding at September 30, 2024	44,035	123.58	3.14	-

Exercisable at September 30, 2024	44,035	$123.58	3.14	$-

As of September 30, 2024, there was approximately $7,858 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 2.3 years.

Restricted Stock Award transactions:

The Company issued 16,000 of restricted stock awards to the Company’s board of directors. The shares vest quarterly on June 30, 2024,  September 30, 2024,  December 31, 2024, and  March 31, 2025. The stock awards were valued at the fair market price of $4,296 upon issuance and will amortize over the individual vesting periods.

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

NOTE 10 – WARRANTS

Transactions involving the Company equity-classified warrants for the fiscal years ended September 30, 2024 and 2023 are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2022	13,204	$210.45	2.30	$-
Granted	40,500	2.52	-
Exercised	-	-
Forfeited	(3,395)	242.55
Outstanding at September 30, 2023	50,309	37.75	2.30	-
Granted	-	-	-
Exercised	-	-
Forfeited	(1,352)	337.50
Outstanding at September 30, 2024	48,957	337.50	4.07	-

Exercisable at September 30, 2024	48,957	$29.48	-	$-

The following table summarizes outstanding common stock purchase warrants as of September 30, 2024:

	Number of shares	Weighted-average exercise price	Expiration
Exercisable at $176.06 per share	1,079	176.06	October 2024
Exercisable at $56.25 per share	822	56.25	January 2025
Exercisable at $168.30 per share	3,357	168.30	December 2025
Exercisable at $168.75 per share	3,199	168.75	June 2026
Exercisable at $2.52 per share	40,500	2.52	April 2028
	48,957	$37.75

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commencing August 2019, the Company’s executive offices were located at 8845 Red Oak Blvd, Charlotte, NC (the “Red Oak Facilities”) which we sub-leased under a sublease agreement dated July 11, 2019 which expires December 2026 (the “Red Oak Sublease”). We received a default notice from HSKL, Inc., the sub landlord, in September 2023. Effective March 20, 2024 we entered into a License Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL (the “License Agreement”) and Lease Forbearance Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL (the “Forbearance Agreement”). Under the License Agreement we have granted HSKL a license to possess and use a portion of the Red Oak Facilities until the earlier of (i) the termination of the Forbearance Agreement and (ii) July 31, 2024 (the “Termination Date”). The termination of the License Agreement will result in termination of the Red Oak Sublease. Pursuant to the Forbearance Agreement HSKL has agreed to forbear from proceeding to exercise its remedies against us under the Red Oak Sublease, and the declaration of default related to past due rent in consideration of the following payments to HSKL: $80,000 upon the execution of the Forbearance Agreement, followed by four monthly payments of $40,000. HSKL’s forbearance shall extend to the Termination Date and HSKL shall dismiss (without prejudice) a Complaint in Summary Ejectment filed in Mecklenburg County, North Carolina on February 27, 2024. In the event of our breach of any of the conditions of the Forbearance Agreement, HSKL’s obligation to forbear shall cease, and HSKL may immediately exercise any and all of its rights or remedies at law, in equity or under the Red Oak Sublease. The Company made all payments required under the Forbearance Agreement and License Agreement and ultimately made a final settlement payment to completely exit all liability associated with the Red Oak Sublease.

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

Each Note bears interest of 8% per annum and matures on July 30, 2025. The Note is convertible into shares of common stock at any time following the date of issuance at the Investor’s option at an initial conversion price of $0.684 per share (the “Conversion Price”), subject to certain adjustments. If 30 calendar days, 60 calendar days, 90 calendar days, 120 calendar days, or 180 calendar days after the effective date of the Registration Statement (as defined below) (the “Adjustment Dates”), the Conversion Price then in effect is higher than the Market Conversion Price then in effect on the Adjustment Date, the Conversion Price shall automatically decrease to the Market Conversion Price (as defined under the Note). The Conversion Price is subject to a $0.30 floor price. As of the filing date of this report, and after the final 180-day adjustment, the effective Conversion Price is $0.5066.

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

The Company elected the fair value option under ASC 825 Fair Value Measurements for the Notes. The Notes were initially recognized at a fair value of $2,702,000 on the balance sheet as of March 31,2024. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss).

The overall change in fair value of the Notes during the year ended September 30, 2024 was a decrease of $1,357,096. The overall change in principal value related to the conversion of Notes to commons stock during the year ended September 30,2024 was a decrease of $508,757. As of September 30, 2024, total fair value of the Notes is $1,171,308, of which $1,032,909 represents the total principal outstanding.

NOTE 13 – LEASES

The Company has lease agreements for its corporate, warehouse and laboratory offices with lease periods expiring between 2024 and 2025. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. All of the Company’s leases are classified as operating leases. The Company’s leases do not contain any residual value guarantees.

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
2024
Total Operating Lease Costs	$1,328,497

Supplemental cash flow information related to operating leases is summarized as follows:

Year Ended
September 30,
2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,421,610

As of September 30, 2024, our operating leases had a weighted average remaining lease term of 2.99 years and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of September 30, 2024 are summarized as follows:

For the year ended September 30,
2024	$99,467
Total future lease payments	99,467
Less interest	771
Total lease liabilities	$98,696

NOTE 14 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the following periods:

	Year Ended
	September 30,	September 30,
	2024	2023
Basic:
Net loss	$(3,700,126)	$(22,938,209)
Preferred dividends paid or accrued	4,004,001	4,002,000
Net income loss attributable to cbdMD Inc. common shareholders	(7,704,127)	(26,940,209)

Shares used in computing basic earnings per share	4,312,546	2,022,320
Shares used in computing diluted earnings per share	4,312,546	2,022,320

Earnings per share Basic:		-
Basic earnings per share	$(1.79)	$(13.32)

Earnings per share Diluted:
Diluted earnings per share	$(1.79)	$(13.32)

At the year ended  September 30, 2024, 100,993 potential shares underlying options, unvested RSUs and warrants as well as 185,223 shares issuable upon conversion of our Series A Preferred stock which are excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 15 – INCOME TAXES

The Company generated operating losses for the years ended September 30, 2024 and 2023 on which it has recognized a full valuation allowance. The Company accounts for is state franchise and minimum taxes as a component of its general and administrative expenses.

The following table presents the components of the provision for income taxes from continuing operations for the fiscal years ended September 30, 2024 and 2023:

Year Ended September 30,
	2024	2023
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	-	-
State	-	-
Total deferred	-	-
Total provision	$-	$-

A reconciliation for the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.1	1.4
Permanent differences	11.9	(1.5)
Contingent derivative expense	0.5	0.2
Change in value of convertible debt	(2.5)	0.0
Change in valuation allowance	(33.0)	(21.1)
Provision for income taxes	0.0%	0.0%

Significant components of the Company’s deferred income taxes are shown below:

	Year Ended September 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$15,478,000	$14,784,000
ROU - Liability	22,000	824,000
Capital loss carryforward	702,000	702,000
Allowance for doubtful accounts	77,000	9,000
Stock compensation	481,000	521,000
Intangibles	176,000	105,000
Investments	573,000	180,000
Accrued expenses	101,000	87,000
Fixed Assets	57,000	45,000
Inventory reserve	0	28,000
Capitalized expenses	146,000	43,000
Charitable contributions	13,000	39,000
Total deferred tax assets	17,826,000	17,367,000

Deferred tax liabilities:
Prepaid Expenses	(76,000)	(107,000)
ROU - Assets	(19,000)	(750,000)
Intangibles	-	-
Total deferred tax liabilities	(95,000)	(857,000)
Net deferred tax assets	17,731,000	16,510,000
Valuation allowance	(17,731,000)	(16,510,000)

Net deferred tax liability	$-	$-

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

At September 30, 2024, the Company has utilizable NOL carryforwards of approximately $69.1 million which for federal purposes will carryforward indefinitely.

The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

The Company files income tax returns in the United States, and various state jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30, 2024 and 2023, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

NOTE 16 – SUBSEQUENT EVENTS

During the first quarter of fiscal 2025, the Company issued an aggregate of 1,421,067 shares of common stock pursuant to the partial conversion of certain principal and interest related to the Notes. As of the filing date of this report, the Notes have a principal balance of approximately $364,000.

Effective November 26, 2024, cbdMD, Inc. entered into a Second Amendment to Lease (the “Amendment”) to extend the Warehouse Lease entered into on August 27, 2019 (the “Lease”) for approximately 80,000 square feet of space located at 2101 Westinghouse Boulevard, Suite A, Charlotte, North Carolina 28273, which facility also serves as the Company’s executive offices. The Amendment extends the term of the Lease for a period of nineteen months beginning on March 1, 2025 with a new expiration date of September 30, 2026. The Company has no further rights to extend or renew the terms of the Lease. The Amendment provides for the monthly base rent of $65,000, with an annual base rent of $9.75 per square feet from March 1, 2025 through February 28, 2026, and $67,600 with an annual base rent of $10.14 per square feet from March 1, 2026 through September 30, 2026. The Company shall also continue to pay Additional Rent and all other amounts (other than “Monthly Base Rent”) in accordance with the terms of the Lease, except the “Controllable CAM Charges provision in Section 3 of Exhibit C to the Lease shall be deemed deleted from the Lease. Furthermore, as set forth under the Amendment the landlord has approved certain subleases entered into by and between the Company and sub tenants for portions of the facility.

During November 2024, the Company engaged a consultant and issued 175,000 shares of restricted common stock for advisory services.