Form 10-K/A
period 2024-09-30
cbdMD, Inc.
filed 2025-01-27
CIK 1644903

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 10-K”), originally filed with the Securities and Exchange Commission on December 18, 2024 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file a definitive proxy statement which involves the election of directors within 120 days of the end of our fiscal year ended September 30, 2024. The information required by Part III was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement which involves the election of directors if such statement is filed no later than 120 days after the end of our fiscal year.

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

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to December 18, 2024.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics” and Proline Global, LLC a North Carolina limited liability company which we refer to as “Proline Global”. In addition, “fiscal 2023” refers to the year ended September 30, 2023, and “fiscal 2024” refers to the year ended September 30, 2024.

We maintain a corporate website at www.cbdmd.com. The information contained on our corporate website and our various social media platforms are not part of this report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
T. Ronan Kennedy	46	Chief Executive Officer, Chief Financial Officer and Director
Bradley Whitford	43	Chief Accounting Officer, Treasurer and Secretary
Scott G. Stephen	59	Chairman of the Board of Directors
Bakari Sellers	40	Director
William F. Raines, III	65	Director
Dr. Sibyl Swift	44	Director

Ronan Kennedy. Mr. Kennedy has served as our Chief Financial Officer since October 2020. On March 3, 2021, he was appointed to serve as our Chief Operating Officer. On March 1, 2023, he was appointed Interim Chief Executive Officer and resigned as Chief Operating Officer. During March 2024 he was appointed full time chief executive officer. He has served as a member of our board of directors since December 2024. Prior to joining cbdMD, he served as Chief Financial Officer of AMV Holdings, LLC, a Mooresville, NC-based vaping and e-cigarette retailer, manufacturer and wholesaler from 2015 through October 2020. During his tenure, AMV grew from a nine-store regional chain to a platform of over 100 U.S. locations and a growing European footprint. Following the passing of the Farm Bill in late 2018, Mr. Kennedy assisted AMV expand into the manufacturing and retailing of CBD products. Prior to his role at AMV, Mr. Kennedy spent nine years at Meriturn Partners, LLC, a Raleigh, NC-based middle-market private equity firm focused on acquiring and advising middle-market companies, where he was a Principal. In his role with Meriturn Partners, LLC, Mr. Kennedy has led all facets of transactions, including due diligence, financial analysis and capital raising and in 2014 helped lead Meriturn’s original acquisition of AMV’s predecessor. Since 2014 Mr. Kennedy has also provided independent advisory and consulting services with select organizations and his engagements have included leading the financial analysis on sale-side engagements, assistance in negotiating a $40 million sale to a strategic buyer, advising secured creditors through restructuring of a restaurant group, and serving as a co- trustee for a specialty pharmaceutical company. From 2001 to 2004 Mr. Kennedy held engineering and manufacturing roles with Visteon Corporation, a $16 billion Tier 1 automotive supplier. Mr. Kennedy received a B.S. in Mechanical Engineering from Virginia Polytechnic Institute & State University and a M.B.A. from the Fuqua School of Business, Duke University. Mr. Kennedy previously served on the Board of Directors of Nexus Capital Real Estate Inc., a Rochester, NY-based real estate investment firm.

Bradley Whitford. Mr. Whitford has been employed by the Company since 2021. He has served as Chief Accounting Officer, Treasurer and Secretary since March 2024.  Prior to joining the Company he served as Corporate Accounting Manager – Global Close and Consolidations for Diversey, Inc., a hygiene, infection prevention and cleanings solutions company from 2019 to 2021. Prior to his role at Diversey, he served as Corporate Controller for Four S LLC, a franchisee of Sola Salons Studios in the US from 2017 to 2019 and as Vice President and Corporate Controller of Campus Crest Communities, Inc., a vertically integrated developer of luxury student housing in the US and Canada from 2014 to 2016. Mr. Whitford graduated from the University of North Carolina at Wilmington with a BA in Psychology and Master of Science in Accountancy.

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

Dr. Sibyl Swift. Dr. Swift has been a member of our board of directors since August 2022. Dr. Swift served as our Chief Science Officer & VP Regulatory Affairs and the co-chair of cbdMD Therapeutics, LLC, from March 2021 to August 2024, and remains engaged as a consultant. She initially joined our company as a Regulatory Consultant in Jan 2021. Prior to joining our company, from January 2020 to December 2020, Dr. Swift was the Senior Vice President for Scientific & Regulatory Affairs at the Natural Products Association. Dr. Swift served in multiple roles during her 5 years within the U.S. Food and Drug Administration's Office of Dietary Supplement Programs; the last role was the Associate Director for Research and Strategy. As Associate Director, Dr. Swift directed the office’s research portfolio and was responsible for ensuring alignment between its science, research, compliance, enforcement, and policy initiatives. Dr. Swift was also the co-chair of the Botanical Safety Consortium, a collaboration between scientists from government agencies, academia and industry. Dr. Swift earned her Ph.D. in Nutrition has and M.S. in Kinesiology from Texas A&M University. She is currently a member of the American Society for Nutrition, the Global Retailer & Manufacturer Alliance (GRMA), the Natural Products Association (NPA) ComPLI Committee, and the Council for Federal Cannabis Regulation's (CFCR) SRAC. In keeping with the Company’s stated commitment to increase diversity on the board which it believes supports the Company’s core values and is an essential measure of sound governance and critical to a well-functioning board, the board of directors recognizes that Dr. Swift is a minority. We selected Dr. Swift to serve on the board of directors because of her significant experience the dietary supplement industry, including her 5 years within the U.S. Food and Drug Administration's Office of Dietary Supplement Programs and her responsibilities at the FDA for ensuring alignment between its science, research, compliance, enforcement, and policy initiatives.

Family Relationships

There are no family relationships between any of the executive officers and directors.

Key Employees

While not executive officers of our company, the following individuals have been deemed key employees of our company for fiscal 2024 and/or are expected to make significant contributions to our business.

Dr. Swift served as our chief science officer and vice president of regulatory affairs from March 2021 to August 2024. She is currently engaged as a consultant and serves on our board of directors.

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

Board of Directors

The board of directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the board of directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with our Chief Executive Officer and our Chief Financial Officer, by reading materials that we may send them and by participating in board of directors and committee meetings. Directors are elected for a term of one year, serving until our next annual meeting. Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum of directors then exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the shareholders.

The board of directors conducts its business through meetings and actions taken by written consent in lieu of meetings. Our independent directors meet in executive session at each regularly scheduled board meeting. During fiscal 2024, the board of directors held 16 meetings including Annual Meetings. During fiscal 2024, each director attended at least 80% of the aggregate of (i) the total number of meetings of the board of directors held during the period of such member’s service and (ii) the total number of meetings of the committees of the board of directors on which he served held during the period of such member’s service.

Board Leadership Structure and Board’s Role in Risk Oversight

Messrs. Sellers, Raines, and Stephen are each considered an independent director within the meaning of Section 803 of the NYSE American LLC Company Guide. Dr. Swift is a former employee of our company. Mr. Kennedy serves as chief executive officer and chief financial officer. We do not have a “lead” independent director.

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

Board Committees

The board of directors has a standing Audit Committee and a standing Compensation, Corporate Governance and Nominating Committee. Each committee has a written charter. The charters are available on our website at www.cbdmd.com. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

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

Meetings in fiscal 2024: 4
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

● Bakari Sellers (Chairman) ● William F. Raines, III ● Scott Stephen Meetings in fiscal 2024: 1
The Compensation, Corporate Governance and Nominating Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our shareholders. The committee is also tasked with assessing the performance of the board and to make recommendations to the board from time to time, or whenever it shall be called upon to do so, regarding nominees for the board and to ensure our compliance with appropriate corporate governance policies and procedures. The Compensation, Corporate Governance and Nominating Committee also administers our equity compensation plans.

Use of Outside Advisors

All compensation decisions are made with consideration of the committee’s guiding principles to provide competitive compensation for the purpose of attracting and retaining talented executives and of motivating our executives to achieve improved cbdMD executive performance, which ultimately benefits our shareholders. The committee has the sole authority to retain and terminate any advisors, including independent counsel, compensation consultants and other advisors to assist as needed, and has sole authority to approve the advisors’ fees, which will be paid by us, and the other terms and conditions of their engagement. The committee considers input and recommendations from management, including our Chief Executive Officer and Chief Financial Officer (who are not present during any committee deliberations with respect to compensation) in connection with its review of our compensation programs and its annual review of the performance of the other executive officers. During fiscal 2020 and 2021 the committee engaged the services of an independent compensation consultant, Willis Towers Watson, to provide it with an executive pay review. The committee takes into consideration the recommendations of the outside compensation consultant and our executive officers but retains absolute discretion as to whether to adopt such recommendations in whole or in part, as it deems appropriate.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

●	all individuals serving as our principal executive officer or acting in a similar capacity during fiscal 2024;

●	our two most highly compensated named executive officers at September 30, 2024 whose annual compensation exceeded $100,000; and

●
up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at September 30, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Options Awards ($) (1)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Ronan Kennedy,	2024	275,000	-	-	-	-	-	-	275,000
CEO and CFO	2023	275,000	-	-	-	-	-	-	275,000

Bradley Whitford	2024	181,375		-	-	-	-	-	181,375
Chief Accounting Officer (2)	2023	185,750	-	3,510	2,175	-	-	-	191,435

Kevin MacDermott (3)	2023	109,615		-	-	-	-	-	109,615

(1)
Represents the grant date value of the options and awards granted during the years presented, determined in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the awards are included in Note 9 of the notes to our consolidated financial statements appearing in our 2024 10-K.

(2)	Mr. Whitford commenced serving as our Chief Accounting Officer in March 2024 and since 2021 is an employee of the Company.
(3)	Mr. MacDermott commenced serving as our President on May 16, 2022 and resigned on February 26, 2023.

Executive Employment Agreements

T. Ronan Kennedy. Mr. Kennedy is currently an at-will officer of the Company. Effective October 1, 2021, the Company entered into an Executive Employment Agreement with Mr. Kennedy to serve as our Chief Financial Officer and Chief Operating Officer (the “Kennedy Employment Agreement”) which expired in 2023. The material terms of the agreement were as follows:

Term:	One year, with the option of extending for additional one-year terms by mutual consent of the parties upon 60 day’s prior notice by us.

Annual base salary:	$275,000, an increase of $25,000 from his initial annual base salary.

Restricted stock awards and stock options:
As additional compensation on the effective date of the agreement we granted him (i) a restricted stock award of an aggregate of 556 shares of our common stock vesting subject to continued employment on January 1, 2022, and (ii) five-year stock options to purchase 1,667 shares of our common stock at an exercise price of $88.20 per share, vesting subject to continued employment on October 1, 2022.

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

Bradley Whitford. Mr. Whitford is an at-will employee with a base salary of $200,000 and eligible for discretionary performance bonuses and participation in the Company’s equity compensation plans.

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

On January 8, 2021, our board of directors approved the 2021 Equity Compensation Plan (the “2021 Plan”) and our shareholders approved the 2021 at our 2021 annual meeting. The 2021 Plan reserves 111,112 shares of our common stock for issuance pursuant to the terms of the plan upon the grant of plan options, restricted stock awards, or other stock-based awards granted under the 2021 Plan. The 2021 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2021 Plan will automatically increase on October 1 of each calendar year during the term of the 2021 Plan, beginning with calendar year 2022, by an amount equal to 1% of the total number of shares of common stock outstanding on September 30 of the such calendar year, up to a maximum of 5,556 shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Plans approved by our shareholders
2015 Plan	23,358	187.09	18,617
2021 Plan	20,678	51.75	63,958

Plans not approved by shareholders	-	-	-

Please see Note 9 of the notes to our audited consolidated financial statements appearing in our 2024 10-K for more information on our 2015 Plan and 2021 Plan.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2024.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares of unit of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested

T. Ronan Kennedy	2,223	-	-	157.50	10/1/2025	-	-	-	-
	2,778	-	-	225.00	10/1/2025	-	-	-	-
	2,778	-	-	292.50	10/1/2025	-	-	-	-
	1,667	-	-	88.65	10/1/2026	-	-	-	-
Bradley Whitford	334	-	-	45.00	1/27/2027	-	-	-	-
	334	-	-	10.53	1/9/2028	-	-	-	-

Compensation of Directors

In March 2021, after reviewing the results of an independent compensation study on public company executive and board compensation, the Compensation, Corporate Governance and Nominating Committee of our board of directors adopted a new compensation program for our independent directors. For the 2024 board term which began in March 2024, the components are set forth below:

Annual retainer	$35,000
Stock award, 4,000 shares of common stock, vesting quarterly on June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025
Common stock option grant, 2,000 shares, five year term, strike price fair market value on the grant date, vesting immediately

Additional committee chairperson annual compensation:
Chairman of the Board of Directors	$22,500
Audit Committee	$17,000
Compensation, Corporate Governance and Nominating Committee	$7,000

Additional committee membership annual compensation (excluding committee chairperson):
Audit Committee	$8,500
Compensation, Corporate Governance and Nominating Committee	$4,000
No additional compensation for meeting attendance

Our non-executive employee director, Dr. Sibyl Swift, received the stock award and option grant disclosed above for her services as a member of our board of directors in fiscal 2024.

The following table sets forth the compensation paid or earned for fiscal 2024 by our independent directors and our non-management employee director.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Options Awards ($) (1)	Non equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

William F. Raines, III	$56,000	$3,440	$1,074	-	-	-	$60,514
Bakari Sellers	$50,500	$3,440	$1,074	-	-	-	$55,014
Scott G. Stephen	$70,000	$3,440	$1,074	-	-	-	$74,514
Dr. Sibyl Swift (2)	$-	$3,440	$1,074	-	-	-	$4,514

(1)
Represents the grant date value of the options and awards granted during the years presented, determined in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the awards are included in Note 9 of the notes to our consolidated financial statements appearing in our 2024 10-K.

(2)
Only includes compensation specific to board role and excludes compensation as VP of Scientific and Regulatory Affairs and for consulting services. See “Item 13. Certain Relationships and Related Transaction, and Director Independence.”

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation to its executive officers at certain times. Consistent with its annual compensation cycle, the Compensation, Corporate Governance and Nominating Committee has for several years granted annual equity awards to its executive officers and directors following the Company’s annual meeting. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Anti-Hedging Policies

Under the Company’s Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging, pledging or shorting transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 20, 2025, we had 6,262,833 shares of our common stock issued and outstanding. The following table sets forth information known to us as of January 20, 2025 relating to the beneficial ownership of shares of our common stock by:

❖	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

❖	each director;

❖	each named executive officer; and

❖	all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 2101 Westinghouse Blvd., Suite A, Charlotte, NC 28273. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of our common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from January 25, 2025, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

Directors and Officers
T. Ronan Kennedy (1)	17,623	*
William F. Raines, III (2)	85,314	1.4%
Bakari Sellers (3)	8,438	*
Scott G. Stephen (4)	9,138	*
Dr. Sibyl Swift (5)	7,008	*
Brad Whitford (6)	1,114	*
All names executive officers and directors as a group (six persons)	128,635	2.1%
R. Scott Coffman (7)	387,695	6.2%
Marianne & Lloyd Lambeth	373,599	6.0%
*         Less than 1%

(1)
The number of shares of our common stock beneficially owned by Mr. Kennedy includes (a) 6,632 shares of common stock, (b) 1,545 shares of common stock issuable upon conversion of 41,765 shares of our Series A Preferred and (c) 9,446 shares of common stock underlying stock options with exercise prices ranging from $88.65 to $292.5 per share. Includes shares Mr. Kennedy holds through the CRED Trust, which Mr. Kennedy serves as trustee and holds voting and dispositive control.

(2)
The number of shares of common stock beneficially owned by Mr. Raines includes (a) 3,365 shares held by him directly; (b) 4,891 shares of common stock underlying vested stock options with exercise prices ranging from $0.93 to $243.45 per share and (c) 2,058 shares held of record by Board Investor Group II, LLC that Mr. Raines controls voting. Mr. Raines disclaims beneficial ownership of all securities held by Board Investors Group II, LLC except to the extent of his pecuniary interest therein. Also includes 75,000 shares held of record by Majik Medicine that Mr. Raines controls voting through August of 2025. Excludes 1,000 shares of common stock underlying unvested restricted stock awards.

(3)
The number of shares of our common stock beneficially owned by Mr. Sellers includes 3,391 shares of common stock as well as 5,047 shares of our common stock underlying vested stock options with exercise prices ranging from $0.93 to $243.45 per share. Excludes 1,000 shares of common stock underlying unvested restricted stock awards.

(4)
The number of shares of our common stock beneficially owned by Mr. Stephen includes 4,247 shares of common stock as well as 4,891 shares of common stock underlying vested stock options with exercise prices ranging from $0.93 to $243.45 per share. Excludes 1,000 shares of common stock underlying unvested restricted stock awards.

(5)
The number of shares of our common stock beneficially owned by Dr. Swift includes 3,340 shares of common stock as well as 3,668 common stock options with exercise prices ranging from $0.93 to $45.00. Excludes 1,000 shares of common stock underlying unvested restricted stock awards.

(6)
The number of shares of our common stock beneficially owned by Mr. Whitford includes 445 shares of common stock as well as 668 shares of common stock underlying vested stock options with exercise prices ranging from $10.35 to $45.00.

(7)
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dr. Sibyl Swift, a member of the board of directors, served as our Chief Science Officer and VP Regulatory Affairs and the co-chair of cbdMD Therapeutics, LLC, from March 2021 to August 2024. In addition to any compensation she received as a board member, Dr. Swift received a salary of $240,000 for fiscal 2024 and participated in the Company’s normal benefit plan through September 3, 2024. Dr. Swift remains engaged as a consultant to the Company on a month to month basis with a monthly retainer of $8,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided for fiscal 2024 and fiscal 2023:

	Fiscal 2024	Fiscal 2023

Audit Fees	$231,653	$240,000
Audit Related Fees	$27,289	$89,069
Tax Fees	$39,200	$26,000
All other Fees	-	-
Total	$298,142	$355,069

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

Pre-Approval Policy

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee of the board. The audit and tax fees paid to the auditors with respect to the fiscal 2024 and fiscal 2023 were approved by the Audit Committee of the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial statements.

The consolidated financial statements and Report of Independent Registered Accounting Firm begin on page 32 of the Original Filing.

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

None.

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
		8-A	10/11/19	3.1(f)
4.1	Form of common stock certificate of the registrant	1-A	9/18/17	3.7
4.2	2015 Equity Compensation Plan+	1-A	9/18/17	3.8
4.3	Form of stock option award under 2015 Equity Compensation Plan+	1-A	9/18/17	3.9
4.4	2021 Equity Compensation Plan+	8-K	1/14/21	10.1
4.5	Form of Representative’s Warrant dated May 15, 2019	8-K	5/14/19	4.1
4.6	Form of Representative’s Warrant dated October 16, 2019	8-K	10/16/19	4.1
4.7	Form of Representative’s Warrant dated January 9, 2020	8-K	1/10/20	4.1
4.8	Form of Representative’s Warrant dated December 11, 2020	8-K	12/9/20	4.1
4.9	Form of Representative’s Warrant dated June 28, 2021	8-K	6/30/21	4.1
4.10	Form of Representative’s Warrant dated May 3, 2023	8-K	5/3/23	4.1
4.11	Form of Senior Secured Convertible Promissory Note dated January 30, 2024	8-K	2/2/24	4.1
10.1	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.2	Office Lease dated July 11, 2019	10-Q	8/14/19	10.1
10.3	Westinghouse Boulevard Lease dated August 27, 2019	10-Q	2/13/20	10.1
10.4	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between cbdMD, Inc. and Martin A. Sumichrast+	8-K	4/21/21	10.1
10.5	Amended and Restated Executive Employment Agreement dated April 19, 2021 by and between CBD Industries LLC and R. Scott Coffman+	8-K	4/21/21	10.2
10.6	Asset Purchase Agreement by and among Twenty Two Capital, LLC, cbdMD, Inc., John J. Wiesehan III, Vieo Design, LLC and Bradley D. Trawick dated June 22, 2021	8-K	7/27/21	10.1
10.7	Executive Employment Agreement dated October 1, 2021 between cbdMD, Inc. and T. Ronan Kennedy+	8-K	10/5/21	10.1
10.8	Amendment 1 to the Amended and Restated Executive Employment Agreement by and between cbd Industries, LLC and R. Scott Coffman Restated Agreement effective January 11, 2022+	8-K	1/18/22	10.1
10.9	Equipment Purchase Agreement effective April 7, 2022 by and between cbd Industries, LLC and Old Belts Extracts LLC	10-Q	5/13/22	10.21
10.10	Separation Agreement by and between Martin A. Sumichrast and cbdMD, Inc., and its subsidiaries effective June 11, 2022+	8-K	6/13/22	10.1
10.11	Membership Interest Transfer Agreement dated June 22, 2022	10-Q	8/11/22	10.22
10.12	Agreement for Advertising Placement dated February 1, 2023	S-1	3/13/23	10.17
10.13	Side Letter – Keystone Capital Partners, LLC	S-1	3/13/23	10.20
10.14	Common Stock Purchase Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.1
10.15	Registration Rights Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.2
10.16	Securities Purchase Agreement, dated as of January 30, 2024, by and between cbdMD, Inc. and the Investors*	8-K	2/2/24	10.1

		Incorporated by Reference			Filed or Furnished Herewith
No.	Exhibit Description	Form	Date Filed	Number
10.17	Security Agreement, dated as of January 30, 2024, by and between cbdMD, Inc. and the Investors*	8-K	2/2/24	10.2
10.18	Registration Rights Agreement, dated January 30, 2024, by and between cbdMD, Inc. and the Investors	8-K	2/2/24	10.3
10.19	License Agreement, effective as of March 20, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.1
10.20	Lease Forbearance Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.2
10.21	Amendment to Extend Westinghouse Boulevard Lease dated November 26, 2024	8-K	11/26/24	10.1
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
19.1	Insider Trading Policy	10-K	12/22/23	19.1
21.1	Subsidiaries of the Registrant	10-K	12/17/21	21.1
23.1	Consent of Cherry Bekaert LLP				#Filed
24.1	Power of attorney (included on signature page of this report)				#Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				#Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				#Filed
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				#Furnished
97.1	Clawback Policy	10-K	12/22/23	97.1
101 INS	Inline XBRL Instance Document				#Filed
101 SCH	Inline XBRL Taxonomy Extension Schema				#Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				#Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase				#Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				#Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*
Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon its request.

#	Previously filed (or with respect to Exhibit 32.1 furnished) with our 2024 10-K, originally filed with the SEC on December 18, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2025	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: January 27, 2025	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Financial Officer (Principal Financial Officer)

Date: January 27, 2025	cbdMD, Inc.

	By:	/s/ Brad Whitford
Brad Whitford
Chief Accounting Officer