Form 10-Q
period 2024-12-31
cbdMD, Inc.
filed 2025-02-13
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

6,262,833shares of common stock are issued and outstanding as of February 12, 2025.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD”, Proline Global, LLC, a North Carolina limited liability company which we refer to as "Proline", and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2024” refers to the year ended September 30, 2024, “fiscal 2025” refers to the fiscal year ending September 30, 2025, “first quarter of 2024” refers to the three months ended December 31, 2023 and “first quarter of 2025” refers to the three months ended December 31, 2024.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:
●	our history of losses, potential liquidity concerns, need to raise additional capital and our ability to continue as a going concern;
●	our current capitalization limits our ability to make strategic or accretive acquisitions or attract new investors;
●	our reliance to market to key digital channels;
●	our ability to acquire new customers at a profitable rate;
●	our ability to bring new and compelling dietary ingredients to market;
●	our reliance on third party raw material suppliers and manufacturers; and
●	our reliance on third party compliance with our supplier verification program and testing protocols

●	material risks associated with regulatory environment for dietary ingredients, including but not limited to CBD, including:
●	federal laws as well as FDA, FTC or DEA interpretation of existing regulation;
●	state and local laws pertaining to regulated dietary ingredients (such as industrial hemp) and their derivatives;
●	costs to us for compliance with laws and the risks of increased litigation; and
●	possible changes in the use of dietary ingredients such as CBD.

●	material risks associated with the ownership of our securities, including;
●	the risks for failing to regain compliance with the continued listing standards of the NYSE American pursuant to our Plan for continued listing;
●	the designations, rights and preferences of our 8% Series A Cumulative Convertible Preferred Stock; and
●	our inability to pay dividends on our Series A Convertible Preferred Stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing later in this report, Part I, Item 1A. - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2024 (the “2024 10-K”), as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2024 AND SEPTEMBER 30, 2024

(Unaudited)

	(Unaudited)
	December 31,	September 30,
	2024	2024
Assets

Current assets:
Cash and cash equivalents	$1,970,217	$2,452,553
Accounts receivable	1,272,846	983,910
Inventory	2,116,136	2,365,187
Inventory prepaid	356,819	159,006
Prepaid sponsorship	7,126	21,754
Prepaid expenses and other current assets	637,559	406,674
Total current assets	6,360,703	6,389,084

Other assets:
Property and equipment, net	511,915	454,268
Operating lease assets	1,209,338	85,817
Deposits for facilities	62,708	62,708
Intangible assets	2,698,313	2,889,580
Investment in other securities, noncurrent	700,000	700,000
Total other assets	5,182,274	4,192,373

Total assets	$11,542,977	$10,581,457

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2024 AND SEPTEMBER 30, 2024
(continued)

	(Unaudited)
	December 31,	September 30,
	2024	2024
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,161,133	$1,541,108
Accrued expenses	775,946	632,674
Accrued dividends	5,671,500	4,671,000
Deferred revenue	527,438	503,254
Operating leases – current portion	671,765	98,696
Convertible notes, at fair value	362,021	1,171,308
Total current liabilities	9,169,803	8,618,040

Long term liabilities:
Operating leases - long term portion	591,583	-
Total long term liabilities	591,583	-

Total liabilities	9,761,386	8,618,040

Commitments and Contingencies (Note 10)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 5,543,124 and 3,939,057 shares issued and outstanding, respectively	5,543	3,939
Additional paid in capital	184,832,130	184,029,565
Comprehensive other expense	(7,777)	(7,189)
Accumulated deficit	(183,053,305)	(182,067,898)
Total cbdMD, Inc. shareholders' equity	1,781,591	1,963,417

Total liabilities and shareholders' equity	$11,542,977	$10,581,457

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE Three MONTHS ENDED December 31, 2024 and 2023
(Unaudited)

	Three months Ended
	December 31,
	2024	2023

Gross Sales	$5,113,476	$5,375,630
Allowances	-	(225)
Total Net Sales	5,113,476	5,375,405
Cost of sales	1,712,867	1,817,907
Gross Profit	3,400,609	3,557,498

Operating expenses	3,486,881	4,623,333
Loss from operations	(86,272)	(1,065,835)
Decrease of contingent liability	-	69,752
Decrease (increase) in fair value of convertible debt	89,963	-
Interest expense	11,404	(418)
Income (loss) before provision for income taxes	15,095	(996,501)

Net Income (loss)	15,095	(996,501)
Preferred dividends	1,000,501	1,000,501

Net Loss attributable to cbdMD, Inc. common shareholders	$(985,406)	$(1,997,002)

Net Loss per share:
Basic and Diluted earnings per share	(0.22)	(0.67)
Weighted average number of shares Basic and Diluted:	4,552,067	2,960,945

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE Three MONTHS ENDED December 31, 2024 and 2023
(Unaudited)

	Three months Ended
	December 31,
	2024	2023

Net Income (loss)	$15,095	$(996,501)
Comprehensive Income (loss)	15,095	(996,501)

Other Comprehensive income	$-	$-
Preferred dividends	(1,000,501)	(1,000,501)
Comprehensive Loss attributable to cbdMD, Inc. common shareholders	$(985,406)	$(1,997,002)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE Three MONTHS ENDED December 31, 2024 and 2023
(Unaudited)

	Three months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$15,095	$(996,501)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	1,772
Restricted stock expense	2,007	689
Issuance of stock for services	82,250	-
Intangibles amortization	191,267	172,842
Depreciation	106,740	110,864
Increase (decrease) in contingent liability	-	(69,752)
Increase (decrease) in fair value of convertible debt	(89,963)	-
Amortization of operating lease asset	41,131	290,459
Changes in operating assets and liabilities:
Accounts receivable	(288,936)	67,169
Deposits	-	6,505
Inventory	249,051	498,577
Prepaid inventory	(197,813)	(5,575)
Prepaid expenses and other current assets	(216,256)	(195,850)
Accounts payable and accrued expenses	(236,770)	142,292
Operating lease liability	-	(311,661)
Deferred revenue / customer deposits	24,248	182,290
Net cash flows from operating activities	(317,949)	(105,880)
Cash flows from investing activities:
Purchase of property and equipment	(164,387)	(184,635)
Net Cash flows from investing activities	(164,387)	(184,635)
Cash flows from financing activities:
Note payable	-	(2,501)
Net Cash flows from financing activities	-	(2,501)
Net increase (decrease) in cash	(482,336)	(293,016)
Cash and cash equivalents, beginning of period	2,452,553	1,797,860
Cash and cash equivalents, end of period	$1,970,217	$1,504,844

Supplemental Disclosures of Cash Flow Information:

	2024	2023

Cash Payments for:
Interest expense	$-	$11,614

Non-cash financing/investing activities:
Issuance of shares for conversion of debt and accrued interest	$718,490	$-
Issuance of shares for services	$82,250	$-
Change in lease asset	$1,164,652	$-
Preferred dividends accrued but not paid	$1,000,501	$1,000,501

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE three months ended December 31, 2024
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Total
Balance, September 30, 2024	3,939,057	$3,939	5,000,000	$5,000	$(7,189)	$184,029,566	$(182,067,898)	$1,963,417
Vesting of Restricted stock	8,000	8	-	-	-	(8)	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	-	2,007	-	2,007
Change in fair value of debt related to credit risk					(588)			(588)
Issuance of Common Stock, Convertible Notes	1,421,067	1,421	-	-	-	718,490	-	719,911
Issuance of Common Stock, GSS Agreement	175,000	175	-	-	-	82,075	-	82,250
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	-	15,095	15,095
Balance, December 31, 2024	5,543,124	$5,543	5,000,000	$5,000	$(7,777)	$184,832,130	$(183,053,305)	$1,781,591

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE three months ended December 31, 2023
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2023	2,960,573	$2,961	5,000,000	$5,000	$183,387,095	$(174,636,772)	$9,031,284
Issuance of Common Stock	483	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	-	-	1,772	-	1,772
Issuance of restricted stock for share based compensation	-	-	-	-	689	-	689
Preferred dividend	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	(996,501)	(996,501)
Balance, December 31, 2023	2,961,056	$2,961	5,000,000	$5,000	$183,389,556	$(176,633,774)	$7,036,743

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE three months ended December 31, 2024 and 2023 (unaudited)

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

There have been no material changes in the Company's significant accounting policies from those previously disclosed in the Annual Report as of and for the fiscal year ended September 30, 2024 as filed on Form 10-K (the "2024 10-K").

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

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP and requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, allowances for credit losses, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments other securities, acquired intangibles and long-lived assets and the recoverability of intangible and long-lived assets and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities is a material estimate. Actual results could differ from these estimates. The Company continues to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost less an allowance for credit losses, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. The balance for allowance for credit losses was $310,712 and $346,197 December 31, 2024 and September 30, 2024, respectively.

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.5% and 4.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At December 31, 2024 and September 30, 2024, the receivable from payment processors included approximately $631,033 and $621,678 respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

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

Intangible Assets

The Company accounts for its trademarks in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment and are amortized over 5-10 years. The Company performs impairment tests as prescribed by ASC 360, which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset group's carrying value  may not be recoverable.

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

Other than account receivable, the Company has no material contract assets nor contract liabilities at December 31, 2024.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months Ended December 31,
	2024	% of total	2023	% of total

E-commerce sales	$3,952,729	77.3%	$4,424,006	82.3%
Wholesale sales	1,160,747	22.7%	951,399	17.7%
Total Net Sales	$5,113,476	100.0%	$5,375,405	100.0%

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

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three months ended December 31, 2024.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced income of $15,095 for the three months ended December 31, 2024, resulting in a working capital deficit of $2,809,100 at December 31, 2024.

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

Convertible Notes

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024 (the “Purchase Agreement”) with five institutional investors (the “Investors”) whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666 (the “Notes”). The Company is using the proceeds from the issuance of the Notes for working capital and general corporate purposes. The table below represents the change in fair value of the convertible notes as of December 31, 2024.

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2024	-	-	1,171,308
Change in fair value of convertible notes	-	-	(809,287)
Balance at December 31, 2024	$-	$-	$362,021

New Accounting Standards

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Measurement. This standard went into effect for fiscal years beginning after December 13, 2023 This standard enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. The Company is currently evaluating the impacts of this standard on the consolidated financial statements.

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

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale is initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's completed series C financing. In September of 2023, the Company impaired this investment by $700,000. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs and has included it in non-current assets on the accompanying condensed consolidated balance sheets as the Company plans to hold this investment.

In valuing the investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at December 31, 2024 and September 30, 2024 consists of the following:

	December 31,	September 30,
	2024	2024
Finished Goods	$1,302,911	$1,534,718
Inventory Components	851,002	830,469
Inventory Reserve	(37,777)	-
Inventory prepaid	356,819	159,006
Total Inventory	$2,472,955	$2,524,193

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are in incurred and no material expenses related to these items occurred in the three months ended December 31, 2024.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2024 and September 30, 2024 consisted of the following:

	December 31,	September 30,
	2024	2024
Computers, furniture and equipment	$1,751,798	$1,587,411
Manufacturing equipment	284,275	284,275
Leasehold improvements	487,081	487,081
	2,523,154	2,358,767
Less accumulated depreciation	(2,011,239)	(1,904,499)
Property and equipment, net	$511,915	$454,268

Depreciation expense related to property and equipment was $106,740 and $110,864 for the three months ended December 31, 2024 and 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

Intangible assets as of December 31, 2024 and September 30, 2024 consisted of the following:

	December 31,	September 30,
	2024	2024
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to CBD MD limited mark	368,000	368,000
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of intangible assets	(17,504,000)	(17,504,000)
Amortization of definite lived intangible assets	(3,218,098)	(3,026,831)
Total	$2,698,313	$2,889,580

Amortization expense related to definite lived intangible assets was $191,267 and $172,842 for the three months ended December 31, 2024 and 2023.

NOTE 6 – RELATED PARTY TRANSACTIONS

None.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2024 and September 30, 2024.

The total amount of preferred dividends declared and accrued were $1,006,500 for the three months ended December 31, 2024, respectively, and the total amount of preferred dividends declared and accrued were $1,000,501 for the three months ended December 31, 2023.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 5,543,124 and 3,939,057 shares of common stock issued and outstanding at December 31, 2024 and September 30, 2024, respectively.

Stock Options - The Company currently has awards outstanding with service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

Preferred stock transactions:

The Company had no preferred stock transactions in the three months ended December 31, 2024 and 2023.

Common stock transactions:

In the three months ended December 31, 2024:

During the quarter the Company issued 1,421,067 shares of common stock for conversion of the Notes.

In November 2024, the Company issued 175,000 shares of common stock to a consultant for advisory services.

In the three months ended December 31, 2023:

None.

NOTE 8 – STOCK BASED COMPENSATION

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the year.

The following table summarizes stock option activity under both plans for the three months ended December 31, 2024:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2024	44,035	$123.58	3.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(112)	10.35	-	-
Outstanding at December 31, 2024	43,923	123.83	2.89	-

Exercisable at December 31, 2024	43,923	$123.87	2.89	$-

As of December 31, 2024, there was approximately $3,925 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 0.75 years.

Restricted Stock Award transactions:

The Company had 8,000 shares of previously issued restricted stock vest during the  three months ended December 31, 2024.

NOTE 9 - WARRANTS

Transactions involving the Company equity-classified warrants for the three months ended December 31, 2024 are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2024	48,957	$29.48	3.42	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,079)	176.06	-	-
Outstanding at December 31, 2024	47,878	26.17	2.98	-

Exercisable at December 31, 2024	47,878	$26.17	-	$-

The following table summarizes outstanding common stock purchase warrants as of December 31, 2024:

	Number of shares	Weighted-average exercise price	Expiration
Exercisable at $56.25 per share	822	56.25	January 2025
Exercisable at $168.30 per share	3,357	168.30	December 2025
Exercisable at $168.75 per share	3,199	168.75	June 2026
Exercisable at $2.52 per share	40,500	2.52	April 2028
	47,878	$37.75

NOTE 10 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 11 – NOTE PAYABLE

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

Each Note bears interest of 8% per annum and matures on July 30, 2025. The Note is convertible into shares of common stock at any time following the date of issuance at the Investor’s option at an initial conversion price of $0.684 per share (the “Conversion Price”), subject to certain adjustments. If 30 calendar days, 60 calendar days, 90 calendar days, 120 calendar days, or 180 calendar days after the effective date of a registration statement registering the shares of common stock issuable upon conversion of the Notes (the “Registration Statement”) (the “Adjustment Dates”), the Conversion Price then in effect is higher than the Market Conversion Price then in effect on the Adjustment Date, the Conversion Price shall automatically decrease to the Market Conversion Price (as defined under the Note). The Conversion Price is subject to a $0.30 floor price. As of the filing date of this report, the effective Conversion Price is $0.5066.

The Company elected the fair value option under ASC 825 Fair Value Measurements for the Notes. The Notes were initially recognized at a fair value of $2,702,000 on the balance sheet as of March 31, 2023. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss).

The overall change in fair value of the Notes during the quarter ended December 31, 2024 was a decrease of $809,287. The overall change in principal value related to the conversion of Notes to commons stock during the quarter ended December 31, 2024 was a decrease of $719,911. As of  December 31, 2024, total fair value of the Notes is $362,021 of which $363,798 represents the total principal outstanding.

Subsequent to the period covered by this report, the remaining principal and interest of the Notes were fully converted during January 2025.  See Note 15 “Subsequent Events”.

NOTE 12 – LEASES

The Company has lease agreements for its warehouse and executive office with the lease period expiring in September 2026. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. All of the Company’s leases are classified as operating leases. The Company’s lease do not contain any residual value guarantees.

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

Three Months
Ended
December 31,
2024
Total Operating Lease Costs	$180,974

Supplemental cash flow information related to operating leases is summarized as follows:

Three Months
Ended
December 31,
2024
Cash paid for amounts included in the measurement of operating lease liabilities	$100,452

As of December 31, 2024, our operating leases had a weighted average remaining lease term of 2.56 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of December 31, 2024 are summarized as follows:

For the year ended December 31,
2025	$522,624
2026	798,200
Total future lease payments	1,320,824
Less interest	(57,476)
Total lease liabilities	$1,263,348

NOTE 13 – LOSS PER SHARE

At December 31, 2024, 112,831 potential shares underlying options, unvested RSUs and warrants as well as 185,223 potential shares underlying series A preferred shares were excluded from the shares used to calculate diluted loss per share as their inclusion would be anti-dilutive. At  December 31, 2023, 93,113 potential shares underlying options, unvested RSUs and warrants as well as 185,223 convertible preferred shares, as well as total of 283,593 available shares and remaining commitment share under the Keystone agreement were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 14 – INCOME TAXES

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2023 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At December 31, 2024, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 15 – SUBSEQUENT EVENTS

During January 2025, the Company issued an aggregate of 719,709 shares of common stock upon the conversion of the Notes to satisfy the remaining balance of principal and accrued interest on the Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended December 31, 2024 and the three months ended December 31, 2023 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2024 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Recent Developments

Management continues to be very focused on our goal of delivering positive earnings through a combination of optimizing our product portfolio, right-sizing our cost structure and investing in marketing that will provide positive return on customer acquisition.  During fiscal 2024 we continue to make sweeping changes that have had a very positive impact to the business.  The first quarter of fiscal 2025 is the first quarter in Company’s history as a public company that revenues increased from a prior sequential quarter, the Company achieved Net Income (before the preferred dividend accrual) and the Company achieved positive EBITDA on a Non GAAP basis.

During the first fiscal quarter cbdMD took a bigger step into the beverage category and launched our line of hemp derived, ready-to-drink beverages under the Herbal Oasis (“Oasis”) line.  We see this as currently the fastest growing category in the hemp industry.

We remain focused on growing the Company in a smart, profitable manner along with appropriate cost controls.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business in fiscal 2025 and beyond:

●

Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy claims and absorption. We constantly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of improving our product offerings. During the first quarter of fiscal 2025, we launched reformulations on several sleep products to enhance their effectiveness and improve taste.  In addition, we launched ready-to-drink beverage product under our new Oasis brand.  We have a pipeline of cannabinoid and non-cannabinoid products and formulation upgrades that are in the queue for ongoing innovation and product portfolio improvement.

●

Expand our revenue channels:  We continued to pursue relationships with traditional retail accounts and distributors  and believe our top brand awareness and effective marketing position us as a preferred CBD partner for key traditional retail accounts as this channel has continued to normalize. During the first quarter of fiscal 2024 we launched several SKUs into Sprouts retail footprint. In April 2024 we added Door Dash as a customer. We expanded our ATRx Labs product in GNC during 2024.  In 2025 we began developing relationships with beer and alcohol distributors for our Oasis beverage line.

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

●

Cultivate Additional Brands: We continue to operate and attempt to grow the Paw CBD business. During fiscal 2024 we have launched our nootropic mushroom line under the ATRx brand.  During the first quarter of fiscal 2025 we launched a new line of hemp derived and nootropic beverages under the Oasis brand. We believe there are ongoing opportunities with these brands to focus on education, cross-selling and customer retention.

●

Acquisitions: We evaluate acquisitions (M&A) where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company. While the Company continues to evaluate M&A opportunities, as of the date of this report we currently do not have any pending or potential acquisitions. There have been opportunities, however, our current capital structure, specifically the overhang of our Series A Preferred stock, has to this point stalled prospects.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended December 31,
	2024	2023	Change
Total net sales	$5,113,476	$5,375,405	$(261,929)
Cost of sales	1,712,867	1,817,907	(105,040)
Gross profit as a percentage of net sales	66.5%	66.2%	0.3%
Operating expenses	3,486,881	4,623,333	(1,136,452)
Operating loss from operations	(86,272)	(1,065,835)	979,563
Decrease on contingent liability	-	69,752	(69,752)
Net Income (loss) before taxes	15,095	(996,501)	970,840
Net loss attributable to cbdMD Inc. common shareholders	$(1,011,596)	$(1,997,002)	$985,406

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months		Three Months
	Ended		Ended
	December 31,		December 31,
	2024	% of total	2023	% of total
E-commerce sales	$3,952,729	77.3%	$4,424,006	82.3%
Wholesale sales	1,160,747	22.7%	$951,399	17.7%
Total Net Sales	$5,113,476		$5,375,405

Net Sales

We had total net sales of $5.1 million and $5.4 million for the three months ended December 31, 2024 and 2023, respectively, resulting in a decrease in net sales of $0.3 million or 4.9% quarter over quarter. This decrease is partially attributable to a decrease of $0.5 million in e-commerce sales year over year while wholesale sales increased by $0.2 million. The decrease was primarily due to a reduction in marketing spend and ongoing market changes. However, wholesale sales have recently seen a positive impact related to changes in our team and product portfolio year over year. Sequentially, revenue grew by 12%. Our team continues to focus on all areas of driving revenue improvement. Despite the overall category facing challenges, we remain optimistic about our market positioning in fiscal 2025.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 33.5% and 33.8% for three months ended December 31, 2024 and 2023, respectively. This slight decrease in cost of sales is mostly attributed to ongoing cost saving initiatives.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023	Change
Staff related expense	$1,241,879	$1,386,866	$(144,987)
Accounting/legal expense	207,925	272,045	(64,120)
Professional outside services	137,485	181,178	(43,693)
Advertising/marketing/social media/events/tradeshows/sponsorships/affiliate commissions	1,001,242	1,392,996	(391,754)
Merchant fees	148,639	175,875	(27,236)
R&D and regulatory	2,947	4,629	(1,682)
Rent and utilities	139,245	395,310	(256,065)
Non-cash stock compensation	3,082	16,542	(13,460)
Intangibles Amortization	191,267	172,842	18,425
Depreciation	106,740	110,864	(4,124)
All other expenses	306,430	514,187	(207,757)
Totals	$3,486,881	$4,623,334	$(1,136,453)

Our overall operating expenses decreased by approximately $1.2 million or 26% for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The year over year decrease was primarily driven by management's continued ongoing efforts to reduce our cost structure including decreases in staff related expenses, marketing expenses, and professional, accounting and legal expenses. Our team continues to pursue cost saving initiatives, however after significant progress in 2023 and 2024, larger saving opportunities are harder to identify and implement. We are closely watching marketing expenses and anticipate seeing some increases in future quarters with the goal of positively impacting (increasing) revenues.

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

Liquidity and Capital Resources

We had cash and cash equivalents on hand of approximately $2.0 million and a working capital deficit of $2.8 million. Our working capital is reduced by approximately $5.7 million of accrued dividend payments as of December 31, 2024. At September 30, 2024 we had cash and cash equivalents of  $2.4 million and working capital of negative $1.1 million.  Our working capital was reduced by approximately $4.7 million for accrued dividends payments as of September 30, 2024. Excluding the accrued dividend payments, we had adjusted working capital of $2.8 million as of December 31, 2024 and $2.4 million as of September 30, 2024. See non GAAP Adjusted EBITDA disclosure below.

We do not have any commitments for material capital expenditures. We have a commitment for cumulative dividends at an annual rate of 8% payable monthly in arrears for the prior month to our preferred shareholders. As of August 2023, we suspended paying the dividend in cash and are accruing this dividend on a monthly basis.

While the Company is taking strong action and believes that it can execute its strategy and path to profitability, and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s working capital position may not be sufficient to support the Company’s daily operations for the twelve months subsequent to the filing of this quarterly report. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and cash flow and the ability to acquire additional funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that these financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

On December 31, 2024, we received notification (the “Notice”) from the NYSE American NYSE American that the Company is no longer in compliance with an additional NYSE American continued listing standard. Specifically, the letter states that the Company is not in compliance with the continued listing standard set forth in Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years then ended. The Company reported stockholders equity of $1,963,417 as of September 30, 2024, and losses from continuing operations and/or net losses in four of its five most recent fiscal years then ended. The Notice further provided that the Company remains subject to the conditions set forth in the NYSE American’s initial non compliance notification dated June 5, 2024 and its compliance plan that was accepted by the NYSE American on August 20, 2024 for noncompliance under Section 1003(a)(ii) of the Company Guide due to stockholders’ equity under $4 million which addressed how the Company intends to regain compliance with the continued listing standards by December 5, 2025 (the “Plan”). If the Company is not in compliance with the continued listing standards by December 5, 2025 or if the Company does not make progress consistent with the Plan during the Plan period, the Company will be subject to delisting procedures as set forth in the Company Guide.

As previously disclosed, the Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements, including but not limited to seeking shareholder approval to convert its outstanding Series A Preferred Stock and accrued dividends, a liability totaling $5.7 million on December 31, 2024, into shares of Common Stock.  Under certain Series A Preferred Stock conversion proposals, the accrued dividend would move to equity and increase the Company’s stockholder equity. However, there can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required timeframe.

While the Notice has no immediate impact on the listing of the Company’s shares of common stock or Series A Preferred Stock, which will continue to be listed and traded on the NYSE American during this period, subject to the Company’s compliance with the other listing requirements of the NYSE American, if the Common Stock and Series A Preferred Stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Common Stock and Series A Preferred Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock and Series A Preferred Stock, which could negatively impact the Company’s ability to raise equity financing; and (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations. We continue to improve the Company’s operating performance, we have been able to stabilize our cash position over the last few quarters, and we believe we are getting closer to long-term sustainable cash flow production.  The conversion of the Notes provides the Company additional cash for working purposes during fiscal 2025. Management continues to focus on profitability growing the Company in order to strengthen its balance sheet.

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

cbdMD defines Adjusted EBITDA as Earnings Before Interest, Taxes, Depreciation and Amortization excluding stock based compensation and mergers and acquisitions and financing transaction expenses.

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

Adjusted EBITDA for the three months ended December 31, 2024 and December 31, 2023 is as follows:

	Three months Ended December 31,
	2024	2023
(Unaudited)

GAAP (loss) from operations	$(86,272)	$(1,065,835)
Adjustments:
Depreciation & Amortization (1)	298,007	283,706
Employee and director stock compensation (2)	3,082	16,542
Mergers and Acquisitions and financing transaction expense (3)	-	67,599
Non-GAAP adjusted EBITDA	$214,817	$(697,988)

(1) Represents depreciation of property, plant and equipment and amortization of the Company's intangible assets.
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

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2024 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to the disclosure below, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2024 10-K. See also "Liquidity and Capital Resources" above.

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

cbdMD, INC.

February 13, 2025	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Executive Officer and
principal executive officer

February 13, 2025	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer and
principal financial officer

February 13, 2025		/s/ Brad Whitford
Brad Whitford, Chief Accounting Officer