Form 10-Q
period 2025-03-31
cbdMD, Inc.
filed 2025-05-15
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

8,908,406 shares of common stock are issued and outstanding as of May 15, 2025.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD”, Proline Global, LLC, a North Carolina limited liability company which we refer to as "Proline", and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2024” refers to the year ended September 30, 2024, “fiscal 2025” refers to the fiscal year ending September 30, 2025, “first quarter of 2024” refers to the three months ended December 31, 2023 and “first quarter of 2025” refers to the three months ended December 31, 2024, "second quarter of 2024" refers to the three months ended March 31, 2024, and "second quarter of 2025" refers to the three months ended March 31, 2025.

We maintain a corporate website at www.cbdmd.com. The information contained on our corporate website and our various social media platforms is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:
●	our history of losses, potential liquidity concerns, need to raise additional capital and our ability to continue as a going concern;
●	our current capitalization limits our ability to make strategic or accretive acquisitions or attract new investors;
●	our reliance to market to key digital channels;
●	our ability to acquire new customers at a profitable rate;
●	our ability to bring new and compelling dietary ingredients to market;
●	our reliance on third party raw material suppliers and manufacturers;
●	Potential impact of tariffs; and
●	our reliance on third party compliance with our supplier verification program and testing protocols.

●	material risks associated with regulatory environment for dietary ingredients, including but not limited to CBD, including:
●	federal laws as well as FDA, FTC or DEA interpretation of existing regulation;
●	state and local laws pertaining to regulated dietary ingredients (such as industrial hemp), beverages and their derivatives;
●	costs to us for compliance with laws and the risks of increased litigation; and
●	possible changes in the use of dietary ingredients such as CBD.

●	material risks associated with the ownership of our securities, including;
●	the risks for failing to regain compliance with the continued listing standards of the NYSE American pursuant to our Plan for continued listing of our Common Stock.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2025 AND SEPTEMBER 30, 2024

(Unaudited)

	(Unaudited)
	March 31,	September 30,
	2025	2024
Assets

Current assets:
Cash and cash equivalents	$1,765,234	$2,452,553
Accounts receivable, net	1,052,069	983,910
Inventory, net	2,662,705	2,365,187
Inventory prepaid	221,629	159,006
Prepaid sponsorship	11,478	21,754
Prepaid expenses and other current assets	479,312	406,674
Total current assets	6,192,427	6,389,084

Other assets:
Property and equipment, net	432,792	454,268
Operating lease assets	1,042,746	85,817
Deposits for facilities	62,708	62,708
Intangible assets, net	2,507,046	2,889,580
Investment in other securities, noncurrent	700,000	700,000
Total other assets	4,745,292	4,192,373

Total assets	$10,937,719	$10,581,457

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2025 AND SEPTEMBER 30, 2024
(continued)

	(Unaudited)
	March 31,	September 30,
	2025	2024
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,287,789	$1,541,108
Accrued expenses	609,674	632,674
Accrued dividends	6,672,000	4,671,000
Deferred revenue	557,353	503,254
Operating leases – current portion	744,961	98,696
Convertible notes, at fair value	-	1,171,308
Total current liabilities	9,871,777	8,618,040

Long term liabilities:
Operating leases - long term portion	400,144	-
Total long term liabilities	400,144	-

Total liabilities	10,271,921	8,618,040

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 783,355 and 492,383 shares issued and outstanding, respectively	783	492
Additional paid in capital	185,194,577	184,033,012
Other comprehensive income	-	(7,189)
Accumulated deficit	(184,534,562)	(182,067,898)
Total cbdMD, Inc. shareholders' equity	665,798	1,963,417

Total liabilities and shareholders' equity	$10,937,719	$10,581,457

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND Six MONTHS ENDED March 31, 2025 and 2024
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Gross Sales	$4,749,426	$4,816,444	$9,862,902	$10,192,075
Allowances	-	(439,926)	-	(440,152)
Total Net Sales	4,749,426	4,376,518	9,862,902	9,751,923
Cost of sales	1,790,062	1,795,790	3,502,929	3,613,698
Gross Profit	2,959,364	2,580,728	6,359,973	6,138,225

Operating expenses	3,445,180	4,131,719	6,932,061	8,755,053
Loss from operations	(485,816)	(1,550,991)	(572,088)	(2,616,828)
Decrease of contingent liability	-	4,828	-	74,580
Decrease (increase) in fair value of convertible debt	(2,583)	(1,446,000)	87,380	(1,446,000)
Interest expense (income)	7,642	(18,399)	19,046	(18,817)
Loss before provision for income taxes	(480,757)	(3,010,562)	(465,662)	(4,007,065)

Net Loss	(480,757)	(3,010,562)	(465,662)	(4,007,065)
Preferred dividends	1,000,500	1,000,500	2,001,001	2,001,000

Net Loss attributable to cbdMD, Inc. common shareholders	$(1,481,257)	$(4,011,062)	$(2,466,663)	$(6,008,065)

Net Loss per share:
Basic and Diluted loss per share	(1.90)	(10.84)	(3.67)	(16.23)
Weighted average number of shares Basic and Diluted:	778,410	370,132	672,558	370,125

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND Six MONTHS ENDED March 31, 2025 and 2024
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Net Loss	$(480,757)	$(3,010,562)	$(465,662)	$(4,007,065)
Comprehensive Loss	(480,757)	(3,010,562)	(465,662)	(4,007,065)

Preferred dividends	(1,000,500)	(1,000,500)	(2,001,001)	(2,001,000)
Comprehensive Loss attributable to cbdMD, Inc. common shareholders	$(1,481,257)	$(4,011,062)	$(2,466,663)	$(6,008,065)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE Six MONTHS ENDED March 31, 2025 and 2024
(Unaudited)

	Six Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net Loss	$(465,662)	$(4,007,065)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	2,852
Restricted stock expense	2,868	992
Issuance of stock for services	82,250	-
Amortization	382,534	345,684
Depreciation	201,369	228,615
Increase (decrease) in contingent liability	-	(74,580)
Increase (decrease) in fair value of convertible debt	(87,380)	1,446,000
Amortization of operating lease asset	330,969	584,574
Changes in operating assets and liabilities:
Accounts receivable	(67,408)	301,132
Deposits	-	6,505
Inventory	(297,518)	878,967
Prepaid inventory	(62,623)	(95,119)
Prepaid expenses and other current assets	(62,361)	(164,404)
Accounts payable and accrued expenses	(277,135)	449,287
Operating lease liability	(241,489)	(628,891)
Deferred revenue / customer deposits	54,160	(84,497)
Cash flows from operating activities	(507,426)	(809,948)
Cash flows from investing activities:
Purchase of property and equipment	(179,893)	(180,015)
Cash flows from investing activities	(179,893)	(180,015)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	50,000
Note payable	-	1,247,499
Cash flows from financing activities	-	1,297,499
Net increase (decrease) in cash	(687,319)	307,536
Cash and cash equivalents, beginning of period	2,452,553	1,797,860
Cash and cash equivalents, end of period	$1,765,234	$2,105,396

Supplemental Disclosures of Cash Flow Information:

	2025	2024

Cash Payments for:
Interest expense	$19,046	$18,817

Non-cash financial/investing activities:
Issuance of shares for conversion of debt and accrued interest	$1,079,639	$-
Issuance of shares for service	$82,250	$-
Change in lease asset related to extinguishment of HQ lease and new warehouse lease	$(1,723,544)	$-
Preferred dividends accrued but not paid	$2,001,001	$2,001,000

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE six months ended March 31, 2025
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2024	492,383	$492	5,000,000	$5,000	$(7,189)	$184,033,012	$(182,067,898)	$1,963,417
Issuance of Common stock	1,000	1	-	-	-	(1)	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	-	2,007	-	2,007
Change in fair value of debt related to credit risk	-	-	-	-	(588)	-	-	(588)
Issuance of Common Stock, Convertible Notes	177,633	178	-	-	-	719,733	-	719,911
Issuance of Common Stock, GSS Agreement	21,875	22	-	-	-	82,228	-	82,250
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	-	15,095	15,095
Balance, December 31, 2024	692,891	$693	5,000,000	$5,000	$(7,777)	$184,836,980	$(183,053,305)	$1,781,591
Issuance of Common stock	500	1	-	-	-	(1)	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	-	861	-	861
Change in fair value of debt related to credit risk	-	-	-	-	7,777	-	-	7,777
Issuance of Common Stock, Convertible Notes	89,964	89	-	-	-	356,737	-	356,826
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	-	(480,757)	(480,757)
Balance, March 31, 2025	783,355	$783	5,000,000	$5,000	$-	$185,194,577	$(184,534,562)	$665,798

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE six months ended March 31, 2024
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2023	370,072	$370	5,000,000	$5,000	$-	$183,389,686	$(174,363,772)	$9,031,284
Issuance of Common Stock	60	-	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	-	-	-	1,772	-	1,772
Issuance of restricted stock for share based compensation	-	-	-	-	-	689	-	689
Preferred dividend	-	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	-	(996,501)	(996,501)
Balance, December 31, 2023	370,132	$370	5,000,000	$5,000	$-	$183,392,147	$(176,360,774)	$7,036,743
Issuance of Common Stock	2,491	2	-	-	-	15,781	-	15,783
Issuance of options for share based compensation	-	-	-	-	-	1,080	-	1,080
Issuance of restricted stock for share based compensation	-	-	-	-	-	303	-	303
Change in fair value of debt related to credit risk	-	-	-	-	(6,000)	-	-	(6,000)
Issuance of Common stock - Keystone	8,027	8	-	-	-	49,992	-	50,000
Preferred dividend	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	-	(3,010,562)	(3,010,562)
Balance, March 31, 2024	380,650	$380	5,000,000	$5,000	$(6,000)	$183,459,303	$(180,371,836)	$3,086,847

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE three and six months ended March 31, 2025 and 2024 (unaudited)

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

Reverse Stock Split

On  April 17, 2025, the board effected a reverse stock split at a ratio of one-for-eight, effective as of  May 6, 2025. Unless otherwise indicated, all share numbers in this filing, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the reverse stock split.

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

Accounts Receivable

Accounts receivable are stated at cost less an allowance for credit losses, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. The balance for allowance for credit losses was $416,844 and $346,197 on   March 31, 2025 and September 30, 2024, respectively.

The following table represents a summary of the allowance for credit losses for the periods ended March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024

Credit loss allowance - beginning of period	$346,197	$42,180
Credit loss provision	388,693	358,339
Write offs	(318,046)	(54,322)
Recoveries	-	-
Credit loss allowance - end of period	$416,844	$346,197

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.5% and 4.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At March 31, 2025 and September 30, 2024, the receivable from payment processors included approximately $694,515 and $621,678 respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, freight-in, and production fill and labor (portions of which we outsource to third party manufacturers). Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. We assess inventory quarterly for slow moving products and potential impairments and at a minimum perform a physical inventory count annually near fiscal year end. The reserve for inventory was $82,036 and $0 for March 31, 2025 and September 31, 2024, respectively.

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

The Company elected the fair value option under ASC 825 Fair Value Measurements for its Convertible notes. The convertible notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive loss. See Note 11 for more information related to the convertible notes.

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

Other than account receivable, the Company has no material contract assets nor contract liabilities at March 31, 2025.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months Ended March 31,
	2025	% of total	2024	% of total

E-commerce sales	$3,634,793	76.5%	$3,625,719	82.8%
Wholesale sales	1,114,633	23.5%	750,799	17.2%
Total Net Sales	$4,749,426	100.0%	$4,376,518	100.0%

	Six Months Ended March 31,
	2025	% of total	2024	% of total

E-commerce sales	$7,587,523	76.9%	$8,049,724	82.5%
Wholesale sales	2,275,379	23.1%	1,702,199	17.5%
Total Net Sales	$9,862,902	100.0%	$9,751,923	100.0%

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

Income Taxes

The Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. CBDI, Therapeutics, Proline Global, and Paw CBD are wholly owned subsidiaries and are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax return of the Company.

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

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and six months ended March 31, 2025.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $465,662 for the six months ended March 31, 2025, resulting in a working capital deficit of $3.7 million at March 31, 2025,which includes $6.7 million in accrued dividends that have subsequently converted to equity, inclusive with the conversion of the Company's series A Preferred Stock.

While the Company believes in the viability of its strategy and path to profitability, and in its ability to raise additional funds, there can be no assurances of these actions. The Company’s working capital position  may not be sufficient to support the Company’s daily operations for the twelve months subsequent to the issuance of these annual financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire additional funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the annual financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that  may result in the Company not being able to continue as a going concern.

Convertible Notes

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024 with five institutional investors (the “Investors”) whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666 (the “Notes”). The Company is using the proceeds from the issuance of the Notes for working capital and general corporate purposes. The table below represents the change in fair value of the convertible notes as of March 31, 2025. As of the end of January 2025 the Notes were satisfied in full and no longer an obligation of the Company.

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2024	-	-	1,171,308
Conversion of convertible notes			(719,324)
Change in fair value of convertible notes	-	-	(89,963)
Balance December 31, 2024	$-	$-	$362,021
Conversion of convertible notes			(364,604)
Change in fair value of convertible notes	-	-	2,583
Balance at March 31, 2025	$-	$-	$-

New Accounting Standards

On December 14, 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard went into effect for fiscal years beginning after December 31, 2024 and will go into effect for the company beginning with it's fiscal year ending September 30, 2025. The Company is currently evaluating the impacts of this standard on the consolidated financial statements.

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Measurement. This standard went into effect for fiscal years beginning after December 13, 2023. This standard enhances segment reporting under Topic 280 by expanding the breadth and frequency of segment disclosures. The Company is currently evaluating the impacts of this standard on the consolidated financial statements.

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

In valuing the investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at March 31, 2025 and September 30, 2024 consists of the following:

	March 31,	September 30,
	2025	2024
Finished Goods	$1,698,003	$1,534,718
Inventory Components	1,046,738	830,469
Inventory Reserve	(82,036)	-
Inventory prepaid	221,629	159,006
Total Inventory	$2,884,334	$2,524,193

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the three or six months ended March 31, 2025.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2025 and  September 30, 2024 consisted of the following:

	March 31,	September 30,
	2025	2024
Computers, furniture and equipment	$1,758,805	$1,587,411
Manufacturing equipment	284,275	284,275
Leasehold improvements	495,581	487,081
	2,538,661	2,358,767
Less accumulated depreciation	(2,105,869)	(1,904,499)
Property and equipment, net	$432,792	$454,268

Depreciation expense related to property and equipment was $94,629 and $117,750 for the three months ended March 31, 2025 and 2024, respectively, and was $201,369 and $228,615 for the six months ended March 31, 2025 and 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

Intangible assets as of March 31, 2025 and  September 30, 2024 consisted of the following:

	March 31,	September 30,
	2025	2024
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to CBD MD limited mark	368,000	368,000
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of intangible assets	(17,504,000)	(17,504,000)
Amortization of definite lived intangible assets	(3,409,365)	(3,026,831)
Total	$2,507,046	$2,889,580

Amortization expense related to definite lived intangible assets was $191,267 and $172,842 for the three months ended March 31, 2024 and 2025, respectively, and was $382,534 and $345,684 for the six months ended March 31, 2025 and 2024, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

None.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 50,000,000 shares of preferred stock, par value $0.001 per share. In October 2019, the Company designated 5,000,000 of these shares as 8.0% Series A Cumulative Convertible Preferred Stock. Our 8.0% Series A Cumulative Convertible Preferred Stock ranks senior to our common stock for liquidation or dividend provisions and holders are entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. The Company reviewed ASC 480 – Distinguishing Liabilities from Equity in order to determine the appropriate accounting treatment for the preferred stock and determined that the preferred stock should be treated as equity. There were 5,000,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2025 and September 30, 2024.

The total amount of preferred dividends declared and accrued were $1,000,500 and $2,001,001 for both the three and six months ended March 31, 2025, respectively, and the total amount of preferred dividends declared and accrued were $1,000,501 and $2,001,000 for the three and six months ended March 31, 2024. Subsequent to quarter end all preferred stock including all declared and accrued dividends was converted to common stock as further described in Note 15.

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 783,355 and 492,383 shares of common stock issued and outstanding at March 31, 2025 and September 30, 2024, respectively.

Stock Options - The Company currently has awards outstanding with service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

Preferred stock transactions:

The Company had no preferred stock transactions in the three and six months ended March 31, 2025 and 2024.

Common stock transactions:

In the six months ended March 31, 2025:

In March 2025, the Company issued 1,875 shares of restricted stock under the Company's 2015 equity incentive plan to a new employee that vest in 12 months.

During January of 2025, the Company issued 89,964 shares of common stock for conversions of the Notes.

During the first quarter of 2025 the Company issued 177,634 shares of common stock for conversion of the Notes.

In November 2024, the Company issued 21,875 shares of common stock to a consultant for advisory services.

In the six months ended March 31, 2024:

In January 2024, the Company issued 8,028 shares under its ELOC.

In January 2024, the Company issued 2,478 shares as part of the final earnout related to a prior transaction.

Stock option transactions:

There were no stock options granted in the three and six months ended March 31, 2025 and 2024.

NOTE 8 – STOCK BASED COMPENSATION

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model. Our weighted-average assumptions are used in the Black-Scholes valuation model for equity awards and are calculated based on time-based vesting provisions granted during the year.

The following table summarizes stock option activity for the six months ended March 31, 2025:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2024	5,531	$989.72	3.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(14)	82.80	-	-
Outstanding at March 31, 2025	5,517	992.03	2.64	-

Exercisable at March 31, 2025	5,517	$992.03	2.64	$-

As of March 31, 2025, there was approximately $2,161 of total unrecognized compensation cost related to non-vested stock options which vest over a period of approximately 0.5 years.

NOTE 9 - WARRANTS

Transactions involving the Company equity-classified warrants for the six months ended March 31, 2025 are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2024	6,168	$233.99	3.42	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(267)	1,024.38	-	-
Outstanding at March 31, 2025	5,901	208.75	0.35	-

Exercisable at March 31, 2025	5,901	$208.75	-	$-

The following table summarizes outstanding common stock purchase warrants as of March 31, 2025:

	Number of shares	Weighted-average exercise price	Expiration
Exercisable at $1,346.40 per share	429	$1,346.40	December 2025
Exercisable at $1,350.00 per share	409	1,350.00	June 2026
Exercisable at $20.16 per share	5,063	20.16	April 2028
	5,901	$208.75

NOTE 10 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 11 – NOTE PAYABLE

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024 with five institutional investors (the “Investors”) whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666 (the “Notes”). The Company intends to use the proceeds from the issuance of the Notes for working capital and general corporate purposes.

Each Note bears interest of 8% per annum and matures on July 30, 2025. The Note is convertible into shares of common stock at any time following the date of issuance at the Investor’s option at an initial conversion price of $5.472 per share (the “Conversion Price”), subject to certain adjustments. If 30 calendar days, 60 calendar days, 90 calendar days, 120 calendar days, or 180 calendar days after the effective date of a registration statement registering the shares of common stock issuable upon conversion of the Notes (the “Adjustment Dates”), the Conversion Price then in effect is higher than the Market Conversion Price then in effect on the Adjustment Date, the Conversion Price shall automatically decrease to the Market Conversion Price (as defined under the Note). The Conversion Price is subject to a $2.40 floor price.

The Company elected the fair value option under ASC 825 Fair Value Measurements for the Notes. The Notes were initially recognized at a fair value of $2,702,000 on the balance sheet as of March 31, 2023. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive loss.

During January 2025, the Company issued an aggregate of 89,964 shares of common stock upon the conversion of the Notes to satisfy the remaining balance of principal and accrued interest on the Notes.

NOTE 12 – LEASES

The Company has lease agreements for its warehouse and executive office the lease periods expiring in September 2026. ASC 842 requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. The Company’s lease is classified as an operating lease. The Company’s leases does not contain any residual value guarantees.

Right-of-use lease assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since the interest rate implicit in our lease arrangements is not readily determinable, the Company determined an incremental borrowing rate for it's lease based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the lease commencement date to determine the present value of future lease payments. The Company’s lease terms may include options to extend or terminate the lease.

In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes, insurance and common area maintenance expenses during the lease term.

Lease costs on operating leases are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of operations.

Components of operating lease costs are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2025	2025
Total Operating Lease Costs	$180,974	$330,969

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2025	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$132,624	$199,264

As of March 31, 2025, our operating lease had a weighted average remaining lease term of 1.5 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of March 31, 2025 are summarized as follows:

For the year ended December 31,
2025	$390,000
2026	798,200
Total future lease payments	1,188,200
Less interest	(43,096)
Total lease liabilities	$1,145,104

NOTE 13 – LOSS PER SHARE

At March 31, 2025, 7,659 potential shares underlying options, unvested RSUs and warrants as well as 23,153 potential shares underlying shares of Series A Cumulative Convertible Preferred Stock were excluded from the shares used to calculate diluted loss per share as their inclusion would be anti-dilutive. At  March 31, 2024, 11,551 potential shares underlying options, unvested RSUs and warrants as well as 23,153 shares of Series A Cumulative Convertible Preferred Stock, as well as total of 35,450 available shares and remaining commitment shares under the Keystone agreement were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 14 – INCOME TAXES

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2023 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At March 31, 2025, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 15 – SUBSEQUENT EVENTS

Following shareholder approval at the Company's annual meeting held on April 10, 2025 for an amendment to the Company’s Series A Preferred Stock designation to amend the Company’s articles of incorporation to provide for the automatic conversion of all of the Company’s issued and outstanding shares of Series A Preferred Stock ("Preferred Stock") at a ratio of one share of Preferred Stock to 13 shares of Common stock,  the Board of Directors elected to effectuate the automatic conversion (the ”Automatic Preferred Conversion”), which provides for the conversion of each share of Preferred Stock into thirteen shares of Common Stock, inclusive of all accumulated and unpaid dividends on May 6, 2025 at 4:01 p.m. Eastern Time (the “Mandatory Exchange Date”). Dividends on converted shares  ceased to accrue on the Mandatory Exchange Date and the Preferred Stock  ceased trading on the Mandatory Exchange Date. Shareholders who held Preferred Stock electronically in book-entry form did not need to take action (the Conversion was automatic) to receive shares of Common Stock on the Mandatory Exchange Date. Following the Mandatory Exchange Date there are no shares of Preferred Stock issued or outstanding.

In addition, following shareholder approval at the Company's annual meeting held on April 10, 2025 for the amendment to the Company's articles of incorporation to implement a reverse stock split, the Company announced one April 17, 2025 that its Board of Directors approved a ratio of one-for-eight reverse stock split of the Company's issued and outstanding shares of Common Stock. The Company's shareholders previously approved the reverse stock split at the Company's annual meeting and granted the board the authority to determine a final reverse split ratio. The reverse stock split was effective at 4:02 p.m. Eastern Time on May 6, 2025 immediately following the Automatic Preferred Conversion, following the filing and effectiveness of an amendment to the Company's articles of incorporation, as amended, with the Common Stock trading on a post-split basis when the market opened on the May 7, 2025. The Company's Common Stock continues to trade on the NYSE American under the existing trading symbol “YCBD” with a new CUSIP number 12482W 408.

Approximately 51 roundup shares were issued as part of the reverse split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended March 31, 2025 and the three and six months ended March 31, 2024 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

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

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and functional mushroom brand ATRx Labs. We believe that we are an industry leader producing and distributing hemp derived solutions including broad spectrum CBD products and full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing cannabinoid and mushroom education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, including CBD, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum and Delta 9 products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining small amounts of THC that fall below the level of detection and are within the limits set in the 2018 Farm Act. In addition to our core brands, we also operate (1) cbdMD Therapeutics to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications and (2) Proline Global which houses some of our newer brands.

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

Our ATRx brand was developed using the power of functional mushrooms to provide consumers a complementary natural ingredient solution for immunity, focus, digestive health, and cognitive and mood benefits.

Herbal Oasis (“Oasis”) is a premium THC-infused social seltzer that blends cannabinoids and nootropic mushrooms to deliver a fast-acting, functional beverage made for presence and connection.

cbdMD, Paw CBD, Oasis, and ATRx products are distributed through our e-commerce websites, third party e-commerce sites, select distributors and marketing partners as well as a variety of brick-and-mortar retailers.

Recent Developments

Management continues to be very focused on our goal of delivering positive earnings through a combination of optimizing our product portfolio, right-sizing our cost structure and investing in marketing that will provide positive return on customer acquisition.  During fiscal 2024 we made sweeping changes that have had a very positive impact to the business.  The first quarter of fiscal 2025 was the first quarter in the Company’s history as a public company that revenues increased from a prior sequential quarter, the Company achieved Non GAAP Net Income (before the preferred dividend accrual) and the Company achieved positive EBITDA on a Non GAAP basis.

While we aimed to maintain our revenue levels during the second fiscal quarter, we experienced a decline driven by several identifiable factors. Our top priority for the quarter was securing shareholder approval to amend our articles of incorporation and convert the Series A Preferred stock. This strategic move was essential to improving stockholders’ equity, regaining compliance with NYSE American continued listing standards, and preserving our Common Stock listing on the NYSE American. We were successful in obtaining shareholder approval to convert our Series A Preferred Stock; however, the process required significant management attention and temporarily diverted focus from core business operations.

In parallel, we identified and addressed weaknesses within our marketing team, which led to the implementation of leadership changes late in the quarter to strengthen customer acquisition efforts and restore profitability momentum. Additionally, our conservative cash management led to inventory levels dropping below optimal thresholds. Coupled with delays in product testing, this resulted in intermittent stock shortages across several SKUs. To correct this, we have since increased inventory investments to ensure better product availability and to support revenue recovery moving forward.

In the first fiscal quarter, cbdMD entered into the booming beverage market, of which Euromonitor International estimates sales of hemp-derived THC beverages more than doubled in 2024 and are projected to balloon to $4.1 billion by 2028, with the launch of our hemp-derived, ready-to-drink Oasis line — a category we believe is the fastest-growing segment in the hemp industry today. Momentum continued in the second quarter as Oasis secured distribution through leading alcohol distributors across Alabama, Florida, Georgia, and North Carolina. Consumer response has been positive, and in April 2025, Oasis captured multiple medals at the prestigious 2025 LA Spirits Awards, signaling strong acceptance.

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

●

Expand our revenue channels:  We continued to pursue relationships with traditional retail accounts and distributors and believe our top brand awareness and effective marketing position us as a preferred CBD partner for key traditional retail accounts as this channel has continued to normalize. During the first quarter of fiscal 2024 we launched several SKUs into Sprouts retail footprint. In April 2024, we added Door Dash as a customer. We expanded our ATRx Labs product in GNC during 2024.  In 2025, we began developing relationships with beer and alcohol distributors for our Oasis beverage line and have added several large beer distributors to support our brand.

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

●	Acquisitions: We evaluate acquisitions (M&A) where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company. While the Company continues to evaluate M&A opportunities, as of the date of this report we currently do not have any pending or potential acquisitions. Eliminating the Series A Preferred Stock (including the cumulative dividends and other rights and preferences of the Series A Preferred Stock) has increased the volume of opportunities we are receiving from third parties.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Total net sales	$4,749,426	$4,376,518	$372,908
Cost of sales	1,790,062	1,795,790	(5,728)
Gross profit as a percentage of net sales	62.3%	59.0%	3.3%
Operating expenses	3,445,180	4,131,719	(686,539)
Operating loss from operations	(485,816)	(1,550,991)	1,065,175
Decrease on contingent liability	-	4,828	(4,828)
Net loss before taxes	(480,757)	(3,010,562)	2,529,805
Net loss attributable to cbdMD Inc. common shareholders	$(1,481,257)	$(4,011,062)	$2,529,805

	Six Months Ended March 31,
	2025	2024	Change
Total net sales	$9,862,902	$9,751,923	$110,979
Cost of sales	3,502,929	3,613,698	(110,769)
Gross profit as a percentage of net sales	64.5%	62.9%	1.5%
Operating expenses	6,932,061	8,755,053	(1,822,992)
Operating loss from operations	(572,088)	(2,616,828)	2,044,740
Decrease on contingent liability	-	74,580	(74,580)
Net loss before taxes	(465,662)	(4,007,065)	3,541,403
Net loss attributable to cbdMD Inc. common shareholders	$(2,466,663)	$(6,008,065)	$3,541,402

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months Ended March 31,
	2025	% of total	2024	% of total
E-commerce sales	$3,634,793	76.5%	$3,625,719	82.8%
Wholesale sales	1,114,633	23.5%	$750,799	17.2%
Total Net Sales	$4,749,426		$4,376,518

	Six Months Ended March 31, 2025
	2025	% of total	2024	% of total
E-commerce sales	$7,587,523	76.9%	$8,049,724	82.5%
Wholesale sales	$2,275,379	23.1%	1,702,199	17.5%
Total Net Sales	$9,862,902		$9,751,923

Net Sales

We had total net sales of $4.7 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively, resulting in an increase in net sales of $0.3 million or 9% quarter over quarter. This increase is partially attributable to a  year over year $0.36 million increase in wholesale sales as a result of an allowance provided in 2024 to a large customer.  Sequentially, revenue declined by 7%. For the six months ended March 31, 2025, revenues were up over 1%. Our team continues to focus on all areas of driving revenue improvement. Despite the overall category facing challenges, we remain optimistic about our market positioning in fiscal 2025.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 37.7% and 41.0% for three months ended March 31, 2025 and 2024, respectively. This slight decrease in cost of sales is mostly attributed to the credit provided to one of our customers during 2024 and offset by an increase in warehouse rent and rent related costs that began impacting the Company at the end of November 2024.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Staff related expense	$1,247,439	$1,384,558	$(137,119)
Accounting/legal expense/professional outside services	287,002	427,630	(140,628)
Marketing/Advertising	1,124,246	979,625	144,621
Merchant fees	135,499	167,228	(31,729)
R&D and regulatory	6,323	2,097	4,226
Rent and utilities	224,264	407,895	(183,631)
Non-cash stock compensation	1,934	11,944	(10,010)
Intangibles Amortization	191,267	172,842	18,425
Depreciation	94,629	117,750	(23,121)
All other expenses	132,577	460,150	(327,573)
Totals	$3,445,180	$4,131,719	$(686,539)

	Six Months Ended March 31,
	2025	2024	Change
Staff related expense	$2,489,318	$2,771,424	$(282,106)
Accounting/legal expense/professional outside services	632,413	880,854	(248,441)
Marketing/Advertising	2,125,487	2,372,620	(247,133)
Merchant fees	284,138	343,103	(58,965)
R&D and regulatory	9,269	6,726	2,543
Rent and utilities	363,509	803,206	(439,697)
Non-cash stock compensation	5,016	28,486	(23,470)
Intangibles Amortization	382,534	345,684	36,850
Depreciation	201,369	228,615	(27,246)
All other expenses	439,008	974,335	(535,327)
Totals	$6,932,061	$8,755,053	$(1,822,992)

Our overall operating expenses decreased by approximately $0.7 million or 17% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. For the six months ended March 31, 2025 operating expenses decreased $1.8 million. The year over year decrease was primarily driven by management's continued ongoing efforts to reduce our cost structure including rental related decreases as our HQ office was eliminated as well as reduction in professional, accounting and legal expenses. Our team continues to pursue cost saving initiatives, however after significant progress in 2023 and 2024, larger saving opportunities are harder to identify and implement. We are closely watching marketing expenses and working to improve spend efficiency with the goal of positively impacting (increasing) revenues.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of approximately $1.8 million and a working capital deficit of $3.7 million. Our working capital is reduced by approximately $6.7 million of accrued dividend payments as of March 31, 2025. At September 30, 2024 we had cash and cash equivalents of $2.4 million and working capital of negative $1.1 million.  As of September 30, 2024, our working capital was reduced by approximately $4.7 million for accrued dividends payments. Excluding the accrued dividend payments, we had adjusted working capital of $3.3 million as of March 31, 2025 and $2.4 million as of September 30, 2024.

We do not have any commitments for material capital expenditures. We no longer have a commitment for cumulative dividends at an annual rate of 8% payable monthly in arrears to our preferred shareholders. As of August 2023, we suspended paying the dividend in cash and are accruing this dividend on a monthly basis. On April 10, 2025, shareholders approved the conversion of each share of Series A Preferred Stock into 13 shares of Common Stock, which was effective on May 6, 2025.

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

On December 31, 2024, we received notification (the “Notice”) from the NYSE American that the Company is no longer in compliance with an additional NYSE American continued listing standard. Specifically, the letter states that the Company is not in compliance with the continued listing standard set forth in Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years then ended. The Company reported stockholders equity of $1.9 million as of September 30, 2024, and losses from continuing operations and/or net losses in four of its five most recent fiscal years then ended. The Notice further provided that the Company remains subject to the conditions set forth in the NYSE American’s initial non compliance notification dated June 5, 2024 and its compliance plan that was accepted by the NYSE American on August 20, 2024 for noncompliance under Section 1003(a)(ii) of the Company Guide due to stockholders’ equity under $4.0 million which addressed how the Company intends to regain compliance with the continued listing standards by December 5, 2025 (the “Plan”). If the Company is not in compliance with the continued listing standards by December 5, 2025 or if the Company does not make progress consistent with the Plan during the Plan period, the Company will be subject to delisting procedures as set forth in the Company Guide.

As previously disclosed, following the period covered by this report, all outstanding shares of Series A Preferred Stock were converted to Common Stock on May 6, 2025 and all accrued dividends were eliminated. As part of this conversion, $6.7 million of accrued and future dividends as of March 31, 2025 were converted to equity upon the Series A Preferred conversion which we believe will bring us into compliance with the NYSE American’s continued listing standards within the Plan period, assuming we maintain the continued listing standards for two quarters.

While the Notice has no immediate impact on the listing of the Company’s shares of common stock which will continue to be listed and traded on the NYSE American during this period, subject to the Company’s compliance with the other listing requirements of the NYSE American, if the Common Stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Common Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock, which could negatively impact the Company’s ability to raise equity financing; and (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations. We comply with NYSE American continued listing standards. We remain focused on improving the Company’s operating performance and continue to focus on profitability, and growing the Company in order to strengthen its balance sheet.

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

Adjusted EBITDA for the three and six months ended March 31, 2025 and March 31, 2024 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
(Unaudited)

GAAP (loss) from operations	$(485,816)	$(1,550,991)	$(572,088)	$(2,616,828)
Adjustments:
Depreciation & Amortization	285,896	290,592	583,903	574,299
Employee and director stock compensation (1)	1,934	11,944	5,016	28,486
Mergers and Acquisitions and financing transaction expense (2)	-	58,239	-	125,838
Non-cash expense incurred as a credit (3)	-	439,926	-	439,926
Non-cash accelerated amortization of expense related to terminated IT contracts	-	72,101	-	72,101
Non-GAAP adjusted EBITDA	$(197,986)	$(678,189)	$16,831	$(1,376,178)

(1) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(2) Represents expenses incurred in relation to M&A and financing activities during the three and six months ended March 31, 2024.
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

Recent accounting pronouncements

Please see Note 1 – Organization and Summary of Significant Accounting Policies appearing in the condensed consolidated financial statements included in this report for information on accounting pronouncements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to the disclosure below, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2024 10-K. See also “Liquidity and Capital Resources” above.

Tariffs on imported packaging materials could increase our costs and negatively affect our business, results of operations, and financial condition.

While our raw materials and products are produced in the U.S., we rely on certain packaging materials for our products that are sourced from U.S. and foreign suppliers. In March and April 2025, the Trump Administration announced a series of additional special tariffs, some of which have been temporarily paused. The additional special tariffs already in effect as of the date of this report are tariffs of 10% on most products from all countries worldwide. Although we believe we have alternative U.S. sources for our packaging materials, as a result of the increases in the U.S. tariffs, we may experience higher costs that we may not be able to pass on to consumers, which could result in the loss of customers, harm to our operating performance, and a negative impact on our profit margins. Additionally, the imposition of tariffs could disrupt our supply chain, result in delays or shortages of packaging materials, or require us to seek alternative suppliers at potentially higher costs. The increase or continued imposition of tariffs, potential trade restrictions between countries as a result of tariffs, and similar constraints could result in a material adverse effect on our business, operations, and financial condition.

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

ITEM 5. OTHER INFORMATION.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Articles of Amendment of Articles of Incorporation, as amended, of cbdMD, Inc. effective April 24, 2023 - reverse stock split	8-K	4/27/23	3.1

3.9	Articles of Amendment Automatic Conversion of Preferred Stock effective May 6, 2025	8-K	5/7/25	3.1

3.10	Articles of Amendment to the Articles of Incorporation 8 to 1 reverse split effective May 6, 2025	8-K	5/7/25	3.2

3.11	Bylaws, As amended	1-A	9/18/17	2.6

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 302)	Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)	Filed

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

cbdMD, INC.

May 15, 2025	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Executive Officer and principal executive officer

May 15, 2025	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer and principal financial officer

May 15, 2025		/s/ Brad Whitford
Brad Whitford, Chief Accounting Officer