Form 10-Q
period 2025-06-30
cbdMD, Inc.
filed 2025-08-14
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

8,912,959 shares of common stock are issued and outstanding as of August 13, 2025.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD”, Proline Global, LLC, a North Carolina limited liability company which we refer to as "Proline", and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics”. In addition, “fiscal 2024” refers to the year ended September 30, 2024, “fiscal 2025” refers to the fiscal year ending September 30, 2025, “first quarter of 2024” refers to the three months ended December 31, 2023 and “first quarter of 2025” refers to the three months ended December 31, 2024, "second quarter of 2024" refers to the three months ended March 31, 2024, "second quarter of 2025" refers to the three months ended March 31, 2025, "third quarter of 2024" refers to the three months ended June 30, 2024, and "third quarter of 2025" refers to the three months ended June 30, 2025.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2025 AND SEPTEMBER 30, 2024

(Unaudited)

	June 30,	September 30,
	2025	2024
Assets

Current assets:
Cash and cash equivalents	$1,059,559	$2,452,553
Accounts receivable, net	967,310	983,910
Inventory, net	2,798,682	2,365,187
Inventory prepaid	380,039	159,006
Prepaid sponsorship	23,505	21,754
Prepaid expenses and other current assets	367,907	406,674
Total current assets	5,597,002	6,389,084

Other assets:
Property and equipment, net	345,361	454,268
Operating lease assets	874,406	85,817
Deposits for facilities	62,708	62,708
Intangible assets	2,315,779	2,889,580
Investment in other securities, noncurrent	700,000	700,000
Total other assets	4,298,254	4,192,373

Total assets	$9,895,256	$10,581,457

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2025 AND SEPTEMBER 30, 2024
(Unaudited)
(continued)

	June 30,	September 30,
	2025	2024
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,217,507	$1,541,108
Accrued expenses	1,095,310	632,674
Accrued dividends	-	4,671,000
Deferred revenue	509,198	503,254
Operating leases – current portion	761,503	98,696
Convertible notes, at fair value	-	1,171,308
Total current liabilities	3,583,518	8,618,040

Long term liabilities:
Operating leases - long term portion	201,235	-
Total long term liabilities	201,235	-

Total liabilities	3,784,753	8,618,040

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 0 and 5,000,000 shares issued and outstanding, respectively	-	5,000
Common stock, authorized 150,000,000 shares, $0.001
par value, 8,908,444 and 492,383 shares issued and outstanding, respectively	8,908	492
Additional paid in capital	185,192,277	184,033,012
Comprehensive other expense	-	(7,189)
Accumulated deficit	(179,090,682)	(182,067,898)
Total cbdMD, Inc. shareholders' equity	6,110,503	1,963,417

Total liabilities and shareholders' equity	$9,895,256	$10,581,457

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND Nine MONTHS ENDED June 30, 2025 and 2024
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Gross Sales	$4,606,796	$5,173,878	$14,469,698	$15,365,953
Allowances	-	-	-	(440,152)
Total Net Sales	4,606,796	5,173,878	14,469,698	14,925,801
Cost of sales	1,775,709	1,770,364	5,278,638	5,384,061
Gross Profit	2,831,087	3,403,514	9,191,060	9,541,740

Operating expenses	3,735,773	3,785,542	10,667,834	12,540,595
Loss from operations	(904,686)	(382,028)	(1,476,774)	(2,998,855)
Decrease of contingent liability	-	-	-	74,580
Decrease (increase) in fair value of convertible debt	-	854,506	87,380	(591,494)
Interest expense (income)	9,414	(12,741)	28,460	(31,558)
Loss before provision for income taxes	(895,272)	459,737	(1,360,934)	(3,547,327)

Net Loss (income)	(895,272)	459,737	(1,360,934)	(3,547,327)
Preferred dividends	333,500	1,000,500	2,334,501	3,001,501

Net Loss attributable to cbdMD, Inc. common shareholders	$(1,228,772)	$(540,763)	$(3,695,435)	$(6,548,828)

Net Loss per share:
Basic and Diluted earnings per share	(0.21)	(8.93)	(1.56)	(16.39)
Weighted average number of shares Basic and Diluted:	5,783,354	449,121	2,376,157	399,496

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND Nine MONTHS ENDED June 30, 2025 and 2024
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Net (Loss) income	$(895,272)	$459,737	$(1,360,934)	$(3,547,327)
Comprehensive (Loss) income	(895,272)	459,737	(1,360,934)	(3,547,327)

Other Comprehensive income (loss)	$-	$4,800	$7,189	$(1,200)
Preferred dividends	(333,500)	(1,000,500)	(2,334,501)	(3,001,501)
Comprehensive Loss attributable to cbdMD, Inc. common shareholders	$(1,228,772)	$(535,963)	$(3,688,246)	$(6,550,028)

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE Nine MONTHS ENDED June 30, 2025 and 2024
(Unaudited)

	Nine Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net Loss	$(1,360,934)	$(3,547,327)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	10,019
Restricted stock expense	3,693	2,073
Issuance of stock for services	82,250	-
Intangibles amortization	573,801	518,526
Depreciation	290,275	343,527
Decrease in contingent liability	-	(74,580)
(Decrease) increase in fair value of convertible debt	(87,380)	591,494
Amortization of operating lease asset	499,309	882,399
Changes in operating assets and liabilities:
Accounts receivable	17,351	253,361
Deposits	-	6,505
Inventory	(433,495)	827,057
Prepaid inventory	(221,034)	102,810
Prepaid expenses and other current assets	37,017	152,429
Accounts payable and accrued expenses	(194,632)	449,686
Operating lease liability	(423,855)	(949,829)
Deferred revenue / customer deposits	6,008	(88,319)
Cash used by operating activities	(1,211,626)	(520,169)
Cash flows from investing activities:
Purchase of property and equipment	(181,368)	(180,015)
Cash flows from investing activities	(181,368)	(180,015)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	50,000
Proceeds from borrowing on note payable	-	1,247,499
Cash flows from financing activities	-	1,297,499
Net (decrease) increase in cash	(1,392,994)	597,315
Cash and cash equivalents, beginning of period	2,452,553	1,797,860
Cash and cash equivalents, end of period	$1,059,559	$2,395,175

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$31,558

Non-cash financial/investing activities:
Issuance of shares for conversion of debt and accrued interest	$1,079,639	$-
Change in lease asset related to extinguishment of HQ lease and new warehouse lease	$(1,723,544)	$-
Preferred dividends accrued but not paid	$2,334,501	$3,001,501
Conversion of accrued preferred dividends to preferred stock	$6,672,652	$-

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE nine months ended June 30, 2025
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2024	492,383	$492	5,000,000	$5,000	$(7,189)	$184,033,012	$(182,067,898)	$1,963,417
Issuance of Common stock	1,000	1	-	-	-	(1)	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	-	2,007	-	2,007
Change in fair value of debt related to credit risk	-	-	-	-	(588)	-	-	(588)
Issuance of Common Stock, Convertible Notes	177,633	178	-	-	-	719,733	-	719,911
Issuance of Common Stock, GSS Agreement	21,875	22	-	-	-	82,228	-	82,250
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,501)	(1,000,502)
Net Income	-	-	-	-	-	-	15,095	15,095
Balance, December 31, 2024	692,891	$693	5,000,000	$5,000	$(7,777)	$184,836,980	$(183,053,305)	$1,781,591
Issuance of Common stock	500		-	-	-	(1)	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	-	861	-	861
Change in fair value of debt related to credit risk	-	-	-	-	7,777	-	-	7,777
Issuance of Common Stock, Convertible Notes	89,964	89	-	-	-	356,737	-	356,826
Preferred dividend declared, not paid	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	-	(480,757)	(480,757)
Balance, March 31, 2025	783,355	$783	5,000,000	$5,000	$-	$185,194,577	$(184,534,562)	$665,798
Issuance of restricted stock for share based compensation	-	-	-	-	-	825	-	825
Preferred dividend declared, not paid	-	-	-	-	-	-	(333,500)	(333,500)
Conversion of preferred stock and accrued dividends to common stock	8,125,000	8,125	(5,000,000)	(5,000)	-	(3,125)	6,672,652	6,672,652
Shares issued for fractional shares in reverse stock split	89	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(895,272)	(895,272)
Balance, June 30, 2025	8,908,444	$8,908	-	$-	$-	$185,192,277	$(179,090,682)	$6,110,503

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE nine months ended June 30, 2024
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2023	370,072	$372	5,000,000	$5,000	$-	$183,389,686	$(174,363,772)	$9,031,284
Issuance of Common Stock	60	-	-	-	-	-	-	-
Issuance of options for share based compensation	-	-	-	-	-	1,772	-	1,772
Issuance of restricted stock for share based compensation	-	-	-	-	-	689	-	689
Preferred dividend	-	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	-	(996,501)	(996,501)
Balance, December 31, 2023	370,132	$370	5,000,000	$5,000	$-	$183,392,147	$(176,360,774)	$7,036,743
Issuance of Common Stock	2,491	2	-	-	-	15,781	-	15,783
Issuance of options for share based compensation	-	-	-	-	-	1,080	-	1,080
Issuance of restricted stock for share based compensation	-	-	-	-	-	303	-	303
Change in fair value of debt related to credit risk	-	-	-	-	(6,000)	-	-	(6,000)
Issuance of Common stock - Keystone	8,027	8	-	-	-	49,992	-	50,000
Preferred dividend	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Loss	-	-	-	-	-	-	(3,010,562)	(3,010,562)
Balance, March 31, 2024	380,650	$380	5,000,000	$5,000	$(6,000)	$183,459,303	$(180,371,836)	$3,086,847
Issuance of restricted stock for share based compensation	-	-	-	-	-	7,167	-	7,167
Issuance of options for share based compensation	-	-	-	-	-	5,376	-	5,376
Change in fair value of debt related to credit risk	-	-	-	-	4,800	-	-	4,800
Issuance of Common stock - Convertible Notes	89,279	89	-	-	-	464,605	-	464,694
Preferred dividend	-	-	-	-	-	-	(1,000,500)	(1,000,500)
Net Income	-	-	-	-	-	-	459,737	459,737
Balance, June 30, 2024	469,929	$478	5,000,000	5,000	$(1,200)	$183,936,451	$(180,912,600)	$3,028,121

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Reverse Stock Split

On  April 17, 2025, the board effected a reverse stock split at a ratio of one-for-eight, effective as of  May 6, 2025. Unless otherwise indicated, all share numbers in this filing, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the reverse stock split (the "Reverse Stock Split").

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

Accounts Receivable

Accounts receivable are stated at cost less an allowance for credit losses, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. The balance for allowance for credit losses was $517,749 and $346,197 on   June 30, 2025 and September 30, 2024, respectively.

The following table represents a summary of the allowance for credit losses for the periods ended June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024

Credit loss allowance - beginning of period	$346,197	$42,180
Credit loss provision	527,683	358,339
Write offs	(356,131)	(54,322)
Recoveries	-	-
Credit loss allowance - end of period	$517,749	$346,197

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.5% and 4.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At June 30, 2025 and September 30, 2024, the receivable from payment processors included approximately $746,165 and $621,678 respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, freight-in, and production fill and labor (portions of which we outsource to third party manufacturers). Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. We assess inventory quarterly for slow moving products and potential impairments and at a minimum perform a physical inventory count annually near fiscal year end. The reserve for inventory was $131,195 and $0 for June 30, 2025 and September 30, 2024, respectively.

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

Fair Value Accounting

The Company utilizes accounting standards for fair value, which include the definition of fair value, the framework for measuring fair value, and disclosures about fair value measurements. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The Company elected the fair value option for its Convertible notes. The convertible notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive loss. See Note 11 for more information related to the convertible notes.

Intangible Assets

Trademarks are amortized over an estimated useful life of 5-10 years. The Company performs impairment tests whenever events or changes in circumstances indicate that the asset group's carrying value  may not be recoverable.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model including: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Performance Obligations

Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the condensed consolidated balance sheets.

Other than account receivable, the Company has no material contract assets nor contract liabilities at June 30, 2025.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months Ended June 30,
	2025	% of total	2024	% of total

E-commerce sales	$3,579,635	77.7%	$3,937,930	76.1%
Wholesale sales	1,027,161	22.3%	1,235,948	23.9%
Total Net Sales	$4,606,796	100.0%	$5,173,878	100.0%

	Nine Months Ended June 30,
	2025	% of total	2024	% of total

E-commerce sales	$11,167,158	77.2%	$11,987,654	80.3%
Wholesale sales	3,302,540	22.8%	2,938,147	19.7%
Total Net Sales	$14,469,698	100.0%	$14,925,801	100.0%

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

The Company accounts for income taxes utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company uses the inside basis approach to determine deferred tax assets and liabilities associated with its investment in a consolidated pass-through entity. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and nine months ended June 30, 2025.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date fair value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that  may be settled by the issuance of those equity instruments.

The Company uses the Black-Scholes model for measuring the fair value of options and warrants. The fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. The Company recognizes forfeitures when they occur.

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

Liquidity and Going Concern Considerations

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $1.361 million for the nine months ended June 30, 2025, and an accumulated deficit of approximately $179.1 million at   June 30, 2025.

While the Company believes in the viability of its strategy and path to profitability, and in its ability to raise additional funds, there can be no assurances these actions will be successful. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire additional funding on commercially reasonable terms, if required. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date that the accompanying condensed consolidated financial statements are issued. These condensed consolidated financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that  may result in the Company's inability to continue as a going concern.

Convertible Notes

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024 with five institutional investors (the “Investors”) whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666 (the “Notes”). The Company is using the proceeds from the issuance of the Notes for working capital and general corporate purposes. The table below represents the change in fair value of the Notes, Level 3 fair value measurement, since September 30, 2024. From April 2024 through  January 2025 the Notes were converted and satisfied in full and no longer an obligation of the Company.

Balance at September 30, 2024	$1,171,308
Conversion of convertible notes	(1,083,928)
Change in fair value of convertible notes	(87,380)
Balance at June 30, 2025	$-

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which enhances the disclosures for various types of expenses. The standard is effective for public companies for annual periods beginning after December 15, 2026. Early adoption is available. The Company is currently evaluating the impacts of this standard on the consolidated financial statements.

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

In valuing the investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at June 30, 2025 and September 30, 2024 consists of the following:

	June 30,	September 30,
	2025	2024
Finished Goods	$1,838,339	$1,534,718
Inventory Components	1,091,538	830,469
Inventory Reserve	(131,195)	-
Inventory prepaid	380,039	159,006
Total Inventory	$3,178,721	$2,524,193

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the three or nine months ended June 30, 2025.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	September 30,
	2025	2024
Computers, furniture and equipment	$1,758,805	$1,587,411
Manufacturing equipment	285,750	284,275
Leasehold improvements	495,581	487,081
	2,540,136	2,358,767
Less accumulated depreciation	(2,194,775)	(1,904,499)
Property and equipment, net	$345,361	$454,268

Depreciation expense related to property and equipment was $88,905 and $114,912 for the three months ended June 30, 2025 and 2024, respectively, and was $290,275 and $395,098 for the nine months ended June 30, 2025 and 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following as of:

	June 30,	September 30,
	2025	2024
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to CBD MD limited mark	368,000	368,000
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of intangible assets	(17,504,000)	(17,504,000)
Amortization of definite lived intangible assets	(3,600,632)	(3,026,831)
Total	$2,315,779	$2,889,580

Amortization expense related to definite lived intangible assets was $191,267 and $172,842 for the three months ended June 30, 2025 and 2024, respectively, and was $573,801 and $518,526 for the nine months ended June 30, 2025 and 2024, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

None.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock Conversion and Reverse Stock Split

In October 2019, the Company designated 5,000,000 of it's 50,000,000 authorized shares of preferred stock as 8.0% Series A Cumulative Convertible Preferred Stock (“Preferred Stock”). Preferred Stock ranked senior to common stock for liquidation or dividend and holders were entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. There were 5,000,000 shares of Preferred Stock issued and outstanding at September 30, 2024.

Among other matters, during the Company's annual meeting held on April 10, 2025, the shareholders of the Company approved:

i.

an amendment the Certificate of Designation of the Company’s Preferred Stock to include an automatic conversion provision whereby each outstanding share of Preferred Stock, together with accrued and unpaid dividends, would automatically convert into thirteen shares of Common Stock, at an effective date determined by of the Board of Directors (the ”Automatic Preferred Conversion”); and

ii.

an amendment to the Company’s Articles of Incorporation to authorize the Board of Directors to effect a reverse stock split of the then outstanding shares of Common stock at a specific ratio,  ranging from one-for-three to one-for-ten, to be determined by the Board of Directors at a date and time to be determined by the Board of Directors.

The Board of Directors elected to effectuate the Automatic Preferred Conversion on May 6, 2025 at 4:01 p.m. Eastern Time (the “Mandatory Exchange Date”). On the Mandatory Exchange Date, all Preferred Stock, together with accrued and unpaid dividends, was converted in to 65,000,000 shares (pre-split) of Common Stock, dividends on converted shares ceased to accrue, and the Preferred Stock ceased trading.

The Board of Directors elected to implement a one-for-eight (1:8) reverse stock split of the Company’s common stock (the “Reverse Stock Split”) on May 6, 2025, effective at 4:02 p.m. Eastern Time, immediately following and therefore inclusive of shares of common stock issued in connection with the Automatic Preferred Conversion. Following the Reverse Stock Split holders of fractional shares received, in lieu of a fractional share, the number of shares rounded up to the next whole number (“Round Up Shares”). 89 Round Up Shares were issued as a result of the Reverse Stock Split.

Common Stock Transactions

During the nine months ended June 30, 2025, the Company (i) issued 1,875 shares of restricted stock under the Company's 2015 equity incentive plan to a new employee; (ii) issued 267,597 shares of common stock for conversions of notes payable; and (iii) issued 21,875 shares of common stock to a consultant for advisory services.

During the nine months ended June 30, 2024, the Company (i) issued 8,027 shares under its ELOC; (ii) issued 2,478 shares as part of the final earnout related to a prior transaction; and (iii) issued 89,279 shares for the conversion of notes payable.

NOTE 8 – STOCK BASED COMPENSATION

The following table summarizes stock option activity for the nine months ended June 30, 2025:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2024	5,531	$989.72	3.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(14)	82.80	-	-
Outstanding at June 30, 2025	5,517	991.71	2.39	-

Exercisable at June 30, 2025	5,517	$991.71	2.39	$-

As of June 30, 2025, there was no remaining unrecognized stock compensation costs as all stock options were vested.

NOTE 9 - WARRANTS

Transactions involving the Company equity-classified warrants for the nine months ended June 30, 2025 are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2024	6,168	$244.06	3.42	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(267)	1,024.38	-	-
Outstanding at June 30, 2025	5,901	208.75	2.54	-

Exercisable at June 30, 2025	5,901	$208.75	2.54	$-

The following table summarizes outstanding common stock purchase warrants as of June 30, 2025:

	Number of shares	Weighted-average exercise price	Expiration
Exercisable at $1,346.40 per share	429	1,346.40	December 2025
Exercisable at $1,350.00 per share	409	1,350.00	June 2026
Exercisable at $20.16 per share	5,063	20.16	April 2028
	5,901	$208.75

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company may, from time to time, become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any material pending or threatened litigation or other legal proceedings.

NOTE 11 – NOTE PAYABLE

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024, with five institutional investors (the “Investors”) whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666 (the “Notes”).

Each Note bore interest of 8% per annum and was to mature on July 30, 2025.  Further, the notes were convertible, at the option of the holder, into shares of common stock at conversion price which was adjusted for certain down-round provisions, as defined.   At issuance, the Company elected the fair value option to account for the Notes. The Notes were initially recognized at a fair value of $2,702,000. Excluding the impact of the change in fair value related to instrument-specific credit risk, which was recorded in other comprehensive income, subsequent changes in fair value were recorded in earnings at each reporting period. recorded in non-operating income.

During the nine months ending June 30, 2025, the Company issued an aggregate of 267,597 shares of common stock upon the partial conversion of the remaining balance outstanding on the Notes.

NOTE 12 – LEASES

The Company has lease agreements for its warehouse and executive office the lease periods expiring in September 2026. The Company recognizes leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. The Company’s lease is classified as an operating lease. The Company’s lease does not contain any residual value guarantees.

Right-of-use lease assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since the interest rate implicit in our lease arrangements is not readily determinable, the Company determined an incremental borrowing rate for its lease based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the lease commencement date to determine the present value of future lease payments. The Company’s lease terms may include options to extend or terminate the lease.

In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes, insurance and common area maintenance expenses during the lease term.

Lease costs on operating leases are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of operations.

Components of operating lease costs are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2025	2025
Total Operating Lease Costs	$180,974	$482,596

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2025	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$195,000	$394,264

As of June 30, 2025, our operating lease had a weighted average remaining lease term of 1.25 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of June 30, 2025 are summarized as follows:

For the year ended September 30,
2025	$195,000
2026	798,200
Total future lease payments	993,200
Less interest	(30,462)
Total lease liabilities	$962,738

NOTE 13 – LOSS PER SHARE

At June 30, 2025, 7,392 potential shares underlying options, unvested RSUs and warrants were excluded from the shares used to calculate diluted loss per share as their inclusion would be anti-dilutive. At  June 30, 2024, 14,104 potential shares underlying options, unvested RSUs and warrants as well as 23,153 shares of Series A Cumulative Convertible Preferred Stock, as well as total of 35,450 available shares and remaining commitment shares under the Keystone agreement were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 14 – INCOME TAXES

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2023 the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At June 30, 2025, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 15 – SUBSEQUENT EVENTS

On July 4, 2025, the President of the United States signed the One Big Beautiful Bill Act (“OBBBA”) into law. This act introduces significant changes to tax law and other areas affecting company operations, including items such as extensions of Tax Cuts and Jobs Act provisions, changes to business interest deductions, and modifications to depreciation deductions. While the effects of these tax law changes will not be reflected for the period ended June 30, 2025, the Company is evaluating the impact of the OBBBA on its financial position, results of operations, and cash flows for future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended June 30, 2025 and the three and nine months ended June 30, 2024 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

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

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD and functional mushroom brand ATRx Labs, and Herbal Oasis, our line of THC beverages, We believe that we are an industry leader producing and distributing hemp derived solutions including broad spectrum CBD products and full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing powerful natural plant education, awareness and accessibility of high quality and effective products to all. We source hemp-derived cannabinoids, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum and Delta 9 products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining small amounts of THC that fall below the level of detection and are within the limits set in the 2018 Farm Act. In addition to our core brands, we also operate (1) cbdMD Therapeutics to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

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

Herbal Oasis (“Oasis”) is a premium hemp-derived THC-infused social seltzer that blends cannabinoids and nootropic mushrooms to deliver a fast-acting, functional beverage made for presence and connection.

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

While we aimed to maintain our revenue levels during the third fiscal quarter, we experienced a decline driven by several identifiable factors. Our top priority for the quarter was securing shareholder approval to amend our articles of incorporation and convert the Series A Preferred stock. This strategic move was essential to improving stockholders’ equity, and our plan to regain compliance with NYSE American continued listing standards and preserve our Common Stock listing on the NYSE American. We were successful in obtaining shareholder approval to convert our Series A Preferred Stock; however, the process required significant management attention and temporarily diverted executive management focus from core business operations.

In parallel, we identified and addressed weaknesses within our marketing team, which led to the implementation of leadership changes late in the second quarter to strengthen customer acquisition efforts and restore profitability momentum. During the third quarter we rebuilt our marketing team and agency base.  During the third quarter we reconstructed our marketing and creative systems and processes along with our customer acquisition funnels and performed significant channel testing.  This resulted in a growing new customer base in July and key metrics of our direct to consumer business trending in the right direction. Our conservative cash management in the second quarter led to inventory levels dropping below optimal thresholds. Coupled with delays in product testing, this resulted in intermittent stock shortages across several SKUs. To correct this, we have since increased inventory investments to ensure better product availability and to support revenue recovery moving forward.

During this fiscal year, we have faced a notable uptick in both state and federal regulatory activity that, if enacted, would limit consumer choice and significantly impact market access. Legislative actions in states like Georgia and Florida introduced new labeling requirements, which led to delays in product availability and required us to allocate additional resources toward packaging updates to remain compliant. At the federal and state levels, proposals such as HB 1 in Texas, HB 328 in North Carolina, and changes to the definition of hemp in the federal appropriations bill sought to fundamentally alter the definition of sellable hemp-derived products. If passed, these measures could have materially affected both our future revenue and the broader industry's viability.

While many of these proposals were ultimately defeated or delayed, the trend is clear: there is a growing and coordinated effort to restrict the hemp and cannabinoid wellness category. In response, management has had to dedicate increased time and capital this quarter to regulatory engagement—including updating packaging, mobilizing grassroots customer advocacy, lobbying efforts across multiple state capitals, and working closely with national trade organizations. We expect this regulatory pressure to persist, requiring continued strategic investment to protect market access and consumer choice. Increased regulation may also negatively affect our smaller competitors and potential reduce competition.

In the first fiscal quarter, cbdMD entered the rapidly expanding hemp-derived beverage market with the launch of Oasis, our ready-to-drink THC-infused seltzer. According to Euromonitor International, sales of hemp-derived THC beverages more than doubled in 2024 and are projected to grow to $4.1 billion by 2028—making this one of the fastest-growing segments in the hemp industry. Early consumer response to Oasis has been highly encouraging. In April 2025, the brand earned multiple medals at the prestigious LA Spirits Awards, a strong indicator of product acceptance and brand potential.

To support market momentum, we expanded our sales team mid-third quarter, initiated discussions with major retail chains, and ramped up in-person brand activation efforts. By the end of the third quarter, we have secured distribution for Oasis across Alabama, Georgia, North Carolina, parts of South Carolina, and the Florida Panhandle. Sell-through has continued to accelerate in the fourth quarter. Most recently, we signed new distribution agreements in Tennessee, Minnesota, with other distributors in the pipleeine, and we anticipate revenue from these market launches to begin contributing in the remainder of the fourth quarter.

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

●

Expand our revenue channels:  We continued to pursue relationships with traditional retail accounts and distributors and believe our top brand awareness and effective marketing position us as a preferred CBD partner for key traditional retail accounts as this channel has continued to normalize. During the first quarter of fiscal 2024 we launched several SKUs into Sprouts retail footprint. In April 2024, we added Door Dash as a customer. We expanded our ATRx Labs product in GNC during 2024.  In 2025, we began developing relationships with beer and alcohol distributors for our Oasis beverage line and have added several large beer distributors to support our brand. Oasis can now be found in Total Wine, Winn-Dixie, Piggly Wiggly and a growing number of national and regional grocery and c-store chains.

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

●	Acquisitions: We evaluate acquisitions (M&A) where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company. Since the elimination of our Series A Preferred Stock we have seen an increase in M&A opportunities and will continue to evaluate opportunities that we believe are accretive to the business and for our shareholders.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change
Total net sales	$4,606,796	$5,173,878	$(567,082)
Cost of sales	1,775,709	1,770,364	5,345
Gross profit as a percentage of net sales	61.5%	65.8%	-4.3%
Operating expenses	3,735,773	3,785,542	(49,769)
Operating loss from operations	(904,686)	(382,028)	(522,658)
Decrease on contingent liability	-	-	-
Net loss before taxes	(895,272)	459,737	(1,354,964)
Net loss attributable to cbdMD Inc. common shareholders	$(1,228,772)	$(540,763)	$(687,964)

	Nine Months Ended June 30,
	2025	2024	Change
Total net sales	$14,469,698	$14,925,801	$(456,103)
Cost of sales	5,278,638	5,384,061	(105,423)
Gross profit as a percentage of net sales	63.5%	63.9%	-0.4%
Operating expenses	10,667,834	12,540,595	(1,872,761)
Operating loss from operations	(1,476,774)	(2,998,855)	1,522,081
Decrease on contingent liability	-	74,580	(74,580)
Net loss before taxes	(1,360,934)	(3,547,327)	2,186,393
Net loss attributable to cbdMD Inc. common shareholders	$(3,695,435)	$(6,548,828)	$2,853,393

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months Ended June 30,
	2025	% of total	2024	% of total
E-commerce sales	$3,579,635	77.7%	$3,937,930	76.1%
Wholesale sales	1,027,161	22.3%	$1,235,948	23.9%
Total Net Sales	$4,606,796	100%	$5,173,878	100%

	Nine Months Ended June 30, 2025
	2025	% of total	2024	% of total
E-commerce sales	$11,167,158	77.2%	$11,987,654	80.3%
Wholesale sales	$3,302,540	22.8%	2,938,147	19.7%
Total Net Sales	$14,469,698	100%	$14,925,801	100%

Net Sales

We had total net sales of $4.6 million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively, resulting in a decrease in net sales of $0.6 million or 12% quarter over quarter. This decrease is primarily due to declining performance of our direct-to-consumer business as well as  regulatory uncertainty which impacted many of our wholesale accounts during recent months. For the nine months ended June 30, 2025, revenues were down 3%, which is driven by the decrease in revenue in the third quarter, which offset the previously reported 1% increase year over year through March 31, 2025. Our team continues to focus on all areas of driving revenue improvement, and during the third quarter made significant changes to our marketing team and strategy to combat recent trends; although through June 30, 2025 we did not see the benefits of these changes. We are seeing signs of success from our marketing changes and strategy commencing in July and through the fourth quarter, as we have secured distribution agreements for Oasis in multiple states. Despite the pervasive, industry wide challenges which we too are facing, we remain optimistic about our market positioning in fiscal 2025.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 38.5% and 34.2% for three months ended June 30, 2025 and 2024, respectively. This slight increase in cost of sales is mostly attributed to year over year increase in our warehouse lease cost and lower overhead absorption tied to revenue. Ongoing state-level regulatory action have the potential to increase our product costs through new labeling and packaging requirements in particular jurisdictions.

Operating expenses

Our principal operating expenses include staff related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Staff related expense	$1,287,626	$1,443,800	$(156,174)
Accounting/legal expense/professional outside services	273,760	306,362	(32,602)
Marketing	1,250,901	903,490	347,411
Merchant fees	130,967	171,993	(41,026)
R&D and regulatory	9,564	10,108	(544)
Rent and utilities	179,168	361,083	(181,915)
Non-cash stock compensation	825	9,321	(8,496)
Intangibles Amortization	191,267	172,842	18,425
Depreciation	88,905	114,912	(26,007)
All other expenses	322,790	290,631	32,159
Totals	$3,735,773	$3,784,542	$(48,769)

	Nine Months Ended June 30,
	2025	2024	Change
Staff related expense	$3,776,944	$4,215,224	$(438,280)
Accounting/legal expense/Professional outside services	906,173	1,187,217	(281,044)
Marketing	3,376,388	3,276,111	100,277
Merchant fees	415,104	515,096	(99,992)
R&D and regulatory	18,834	16,835	1,999
Rent and utilities	542,678	1,165,289	(622,611)
Non-cash stock compensation	5,841	16,835	(10,994)
Intangibles Amortization	573,801	518,526	55,275
Depreciation	290,275	343,527	(53,252)
All other expenses	761,796	1,285,935	(524,139)
Totals	$10,667,834	$12,540,595	$(1,872,761)

Our overall operating expenses were flat for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Payroll and other operating expense savings were offset by an increase in marketing expenses. For the nine months ended June 30, 2025 operating expenses decreased $1.9 million. The year over year decrease was primarily driven by management's continued ongoing efforts to reduce our cost structure including rental related decreases as our HQ office was eliminated, as well as reduction in professional, accounting and legal expenses. Our team continues to pursue cost saving initiatives, however after significant progress in 2023 and 2024, larger saving opportunities are harder to identify and implement. We are closely watching marketing expenses and working to improve spend efficiency with the goal of positively impacting (increasing) revenues.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of approximately $1.1 million, working capital of $2.0 million and an accumulated deficit of approximately $179.1 million at June 30,2025. At September 30, 2024 we had cash and cash equivalents of $2.4 million, working capital of negative $2.2 million and an accumulated deficit of approximately $182.1 million. As of September 30, 2024, our working capital was reduced by approximately $4.7 million for accrued dividends payments. Excluding the accrued dividend payments, we had adjusted working capital of $2.4 million as of September 30, 2024.

We do not have any commitments for material capital expenditures. We no longer have a commitment for cumulative dividends at an annual rate of 8% payable monthly in arrears to our preferred shareholders. As of August 2023, we suspended paying the dividend in cash and we were accruing this dividend on a monthly basis. On April 10, 2025, shareholders approved the conversion of each share of Series A Preferred Stock into 13 shares of Common Stock and the elimination of accrued dividends, which was effective on May 6, 2025.

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

As previously disclosed, following the period covered by this report, all outstanding shares of Series A Preferred Stock were converted to Common Stock on May 6, 2025 and all accrued dividends were eliminated. As part of this conversion, $6.7 million of accrued and unpaid dividends as of June 30, 2025 were converted to equity upon the Series A Preferred conversion which we believe will bring us into compliance with the NYSE American’s continued listing standards within the Plan period, assuming we maintain the continued listing standards for two quarters.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Unaudited)

GAAP (loss) from operations	$ (904,641)	$ (382,028)	$ (1,476,774)	$ (2,998,855)
Adjustments:
Depreciation & Amortization	280,172	287,754	864,076	862,053
Employee and director stock compensation (1)	825	9,321	5,841	16,835
Mergers and Acquisitions and financing transaction expense (2)	-	-	-	58,239
Non-cash expense incurred as a credit (3)	-	-	-	439,926
Non-cash accelerated amortization of expense related to terminated IT contracts (4)	-	-	-	72,101
Non-GAAP adjusted EBITDA	$ (623,644)	$ (84,953)	$ (606,857)	$ (1,549,701)

(1) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(2) Represents expenses incurred in relation to M&A and financing activities during the three and nine months ended June 30, 2024.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to the disclosure below, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2024 10-K, and Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2025. See also “Liquidity and Capital Resources” above.

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

ITEM 5. OTHER INFORMATION.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

During the fiscal quarter ended June 30, 2025, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

cbdMD, INC.

August 14, 2025	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Executive Officer and principal executive officer

August 14, 2025	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy, Chief Financial Officer and principal financial officer

August 14, 2025		/s/ Brad Whitford
Brad Whitford, Chief Accounting Officer