Form 10-K
period 2025-09-30
cbdMD, Inc.
filed 2025-12-19
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,832,040 on March 31, 2025.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,419,410 shares of common stock are issued and outstanding as of December 16, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders which the registrant currently anticipates will be filed with the SEC on or before January 28, 2026.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics” and Proline Global, LLC a North Carolina limited liability company which we refer to as "Proline Global". In addition, "fiscal 2024" refers to the year ended September 30, 2024, and “fiscal 2025” refers to the year ended September 30, 2025.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:
●	our history of losses, potential liquidity concerns, need to raise additional capital to fund our business in the future, and our ability to continue as a going concern;
●	our current capitalization limits our ability to make strategic or accretive acquisitions or attract new investors;
●	our reliance to market in key digital channels;
●	our ability to acquire new customers at a profitable rate;
●	our ability to bring new and compelling dietary ingredients to market;
●	our reliance on third party raw material suppliers and manufacturers; and
●	our reliance on third party compliance with our supplier verification program and testing protocols.
●	material risks associated with regulatory environment for dietary ingredients including but not limited to CBD, including:
●	federal laws as well as FDA, FTC, and DEA interpretation of existing regulation and pending amendments thereto and/or new laws;
●	state and local laws pertaining to regulated dietary ingredients (such as industrial hemp) and their derivatives;
●	costs to us for compliance with laws and the risks of increased litigation; and
●	possible changes in the use of dietary ingredients such as CBD.
●	material risks associated with the ownership of our securities, including;
●	the risks for failing to comply with the continued listing standards of the NYSE American;
●	availability of sufficient liquidity;
●	the designations, rights and preferences of our Series B Convertible Preferred Stock; and
●	dilution upon the issuance of shares of common stock underlying outstanding warrants, options and the Series B Convertible Preferred Stock.

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

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Our Company

General

cbdMD, Inc. is a consumer wellness company focused on the development, manufacturing, marketing, and sale of supplement brands powered by natural compounds.  The majority of our products are anchored by hemp-derived cannabinoids, including broad-spectrum and full-spectrum CBD formulations, hemp-derived Delta-9 THC products (where permitted by law), and a range of functional products designed to address key wellness needs such as sleep, recovery, mood, discomfort, mobility, cognitive function, and stress management. Our approach centers on combining scientific rigor with high manufacturing standards to produce consistent, safe, and reliable products that meet both consumer expectations and evolving regulatory requirements.

We operate a multi-brand portfolio anchored by our flagship cbdMD® line, which offers oils, gummies, capsules, soft-gels, topicals, functional formulations, and hemp-derived compliant Delta-9 THC products. Complementing this portfolio is Paw CBD®, our dedicated pet-wellness brand, which provides tinctures, chews, and topicals for dogs and cats and reflects our long-standing emphasis on safety and quality in the animal health category.

Our ATRX® platform offers cutting edge, emerging and novel non-cannabinoid functional ingredients such as functional mushrooms and supports future expansion into performance-driven nutraceutical and nootropic categories utilizing synergistic ingredient combinations.

Our Herbal Oasis (“Oasis”) brand is a premium hemp-derived THC-infused social seltzer that blends cannabinoids and nootropic mushrooms to deliver a fast-acting, functional beverage made for presence and connection.

Our products are sold through a diversified distribution network that includes direct-to-consumer e-commerce platforms, online marketplaces, wholesale distribution to national and regional retailers, specialty health and pet channels, and emerging international markets. This multi-channel strategy allows us to reach a broad and diverse consumer base, reduce reliance on any single distribution partner, and quickly introduce new products which reflect scientific findings, consumer trends, and regulatory dynamics.

Recent Developments

Management’s efforts to drive shareholder value during 2025 were focused in 2 areas: (i) deliver positive earnings through a combination of optimizing our product portfolio, rationalizing our cost structure, and growing revenue; and, (ii) simplifying our capital structure.

During fiscal 2025 we made progress on strengthening the business.  We were able to essentially maintain our revenue base and we continued to reduce our GAAP operating loss from a $3.3 million loss during fiscal 2024 to $2.1 million during fiscal 2025.  We accomplished this while still focusing on disciplined cost control, rebuilding our marketing team and launching into the exciting hemp derived THC beverage category with our brand Oasis.

During fiscal 2025 we were successful in cleaning up our capital structure and at our annual meeting in April 2025 we secured sufficient votes to convert our Series A Convertible Preferred and outstanding accrued preferred dividends into approximately 91% of the Company’s outstanding common stock.  This vote was critical to regaining compliance with NYSE American continued listing standards and maintaining our American listing as well as make the Company more attractive for merger and acquisition activity.  We are now back in compliance with the NYSE American’s continued listing standards and our non-compliance status has been removed.

During the fiscal fourth quarter of 2025 the Company continued to make progress on building momentum with sequential and fourth quarter fiscal 2025 increases in revenue. We continue to make progress with our Oasis brand, which continues to grow quarterly as we added distributors and improved our sell-through at retailers. We are now available throughout the Southeast in Texas, Alabama, Georgia, Florida, North Carolina, Tennessee and several other states outside the Southeast. To date, Oasis has been a P&L earnings drag on the Company as we invest in a scaling, high-growth category.  We made changes during the first fiscal quarter 2026 to reduce certain Oasis brand overhead expenses, add sales staff and are starting to see some benefits of scale as revenues continue to grow.

cbdMD believes trends from late 2025 are continuing in the first quarter of 2026.  We are seeing momentum in our direct-to-consumer business, wholesale is trending up and we added additional Oasis distribution during the quarter.  In addition, we have identified nearly $200,000 in corporate overhead savings that will be implemented during early 2026 with insurance renewals and professional fees leading the way.

During calendar 2025, we have faced a notable uptick in both state and federal regulatory activity.  While most of the state level action to restrict the hemp category occurred, the industry built sufficient support to limit many restrictions on our industry. Unfortunately federal action in November 2025 poses a significant threat to the industry and our revenue bases, with approximately 40-45% of the Company's revenue derived from full spectrum SKUs that may be impacted.

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

●

Cultivate Additional Brands: We continue to operate and attempt to grow the Paw CBD business. During fiscal 2024 we launched our nootropic mushroom line under the ATRx brand. During the first quarter of fiscal 2025 we launched a new line of hemp derived and nootropic beverages under the Oasis brand. We believe there are ongoing opportunities with these brands to focus on education, cross-selling and customer retention

●

Acquisitions: We evaluate acquisitions where we believe there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate revenue and profitability of our Company.

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

During fiscal years 2025 and 2024 we spent approximately $4.4 million and $4.2 million, respectively, on brand development, sponsorships and marketing.

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

Sales

We distribute our products both through our online sales channel as well as through a number of wholesalers and retailers that resell our products both in brick and mortar locations as well as via their online websites. Sales of our products primarily come from online sales at our websites www.cbdmd.com, www.pawcbd.com, www.atrxlabs.com, www.herbaloasis.com,and www.directcbdonline.com and through our inside sales department.  For our core cbdMD brand, we employ an inside sales team that concentrates on B2B niche specialty retailers as well as wholesale distributors, including international distributors, who we believe can help expand the reach of cbdMD products and brand recognition at physical retail locations.  For our Oasis brand, we employ as second team focused on building relationships with beverage distributors and mass retailers that sell ready to drink ("RTD") beverages.

During fiscal year 2025, our e-commerce business experienced continued growth, with year over year increases in new e-commerce customers. For fiscal 2025 and fiscal 2024, approximately 77% and 80% of sales were e-commerce, respectively. Our wholesale continues to expand with the additional growth of international distributors and the addition of the Oasis distribution network.

Product Development and Manufacturing

cbdMD’s manufacturing, supply chain, and quality systems are designed to support rigorous standards of quality, safety, consistency, and regulatory compliance across all stages of product development. We utilize a hybrid manufacturing model that integrates internal specification design and oversight with both in-house manufacturing and use of experienced third-party contract manufacturers, allowing us to maintain flexibility in production, align with evolving regulatory expectations, and efficiently scale as demand fluctuates. All hemp-derived cannabinoids used in our products are sourced from U.S.-grown hemp cultivated under federal and state hemp programs. Our suppliers are evaluated for Good Manufacturing Practice ("GMP") compliance, traceability, contaminant controls, and cannabinoid profile consistency, and all raw materials undergo comprehensive testing for potency, residual solvents, pesticides, microbials, mycotoxins, and heavy metals.

Our contract manufacturing partners operate under GMP-aligned procedures that include strict documentation practices, validated processes, and batch-level traceability. Critical manufacturing relationships are governed by master manufacturing agreements and, where applicable, a quality assurance agreement that defines, among other things, specifications, testing obligations, deviation handling, and corrective action measures. These partners perform blending, homogenization, encapsulation, filling, packaging, and stability testing for a wide array of formats including oils, gummies, capsules, soft-gels, topicals, and pet chews. Finished goods are subjected to multiple levels of testing by ISO-17025 accredited laboratories to confirm cannabinoid content, purity, and compliance with the 0.3% Delta-9 THC limit imposed by the 2018 Farm Bill.

Warehousing and fulfillment operations are conducted in our 80,000-square-foot GMP-aligned facility, which manages incoming components, packaging, finished goods storage, and order fulfillment. We maintain environmental controls, FEFO-based inventory rotation, product-level traceability, and documented recall protocols. Our warehouse processes are designed to support a high volume of direct-to-consumer shipments as well as large retail distribution orders while maintaining product integrity and compliance.

Research and development activities play a central role in our competitive strategy. Through cbdMD Therapeutics, our scientific and clinical research arm, we have conducted controlled human and companion-animal clinical trials, biomarker and biometric studies, and toxicology evaluations to better understand the safety and efficacy of our formulations. Completed randomized, double-blind, placebo-controlled human studies have indicated improvements in pain, inflammation, mood, and general well-being, while our veterinary trials have shown mobility and gait improvements in dogs with osteoarthritis. A biometric sleep study conducted with WHOOP confirmed measurable improvements in sleep performance within seven days of product use. We use this data to refine formulations, substantiate claims, inform our patent pending, and generate regulatory dossiers for international approvals. Published peer-reviewed findings enhance credibility among consumers, retailers, and regulatory authorities. To date, our published study results have been cited multiple times in reputable peer-reviewed journals.

Our innovation pipeline includes proprietary formulations designed for sleep, stress, pain, inflammation reduction, recovery, mood, and mobility, as well as novel ingredient combinations that integrate cannabinoids with other clinically supported functional compounds. We continually evaluate new delivery systems—including improved edible formats, beverages, and bioavailability-enhancing technologies—to expand consumer access to safe and effective cannabinoid products, and our expanding portfolio of other functional ingredients.

Intellectual property protection remains an important component of our strategy. We maintain an extensive trademark portfolio covering cbdMD®, Paw CBD®, ATRX®, and related brands in the United States and internationally. We also rely on trade secrets and proprietary processes involving formulation techniques, cannabinoid ratios, clinical methodologies, and data analytics. Our pending U.S. patent application seeks to protect certain cannabinoid-based formulations developed through our clinical research program. To safeguard confidential information, we employ confidentiality agreements, controlled access systems, and internal data governance protocols.

Together, our manufacturing, quality, research, and intellectual property programs form the foundation of cbdMD’s ability to produce safe, compliant, scientifically credible, and commercially differentiated cannabinoid and other wellness products.

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

We currently have filed multiple foreign trademark applications for CBDMD and Paw CBD and have secured marks in the following countries: Chile, Costa Rica, Argentina, Peru, Ecuador, European Union, United Kingdom, Czech Republic, New Zealand, Columbia, Australia, and Switzerland. We continue to prosecute the CBDMD and PAWCBD trademarks in the following countries: Brazil, Canada, China, Spain, Mexico, Norway, and South Africa. Additionally, a growing number of our products hold sanitary registrations in certain Central and South American countries.

The Company’s U.S. Patent Application No.: 17/359,193 is currently under examination. In Q4 of fiscal year 2024 the Company filed a response to an office action making several amendments to its claims based on data from the Company’s clinical studies. This patent, if granted, is expected to provide protection in several key areas, including novel formulations for the treatment of mood and sleep disorders.

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

Competition

The dietary supplement market is highly competitive, with new products and new brands entering frequently. The Company is attempting to distinguish itself by focusing on hemp derived cannabinoids and seeking to identify new, emerging ingredients with functional efficacy for key consumer need states such as sleep, mood, focus and energy. Specifically, the hemp derived cannabinoid market has remained fragmented with over 2,000 brands in the category and no clear dominant brand in the US. Our competitors of hemp derived cannabinoid products include a combination of public and private companies who operate as combination of e-commerce and wholesale brands as well as brick and mortar retail operations. In addition to cbdMD’s hemp derived CBD and Delta 9 products, there are several other synthetic compounds including, but not limited to delta-8; delta 10 and HHC, that do not have long market history or safety data which have taken market share over the last 2 years. The launch of ATRx and Oasis, the Company’s functional mushroom line and beverage line, respectively, also faces significant competitive pressure as functional mushrooms have emerged as a fast growing segment of the overall dietary supplement market and beverages have emerged as the fastest growing segment of the overall CBD market. By focusing on specific functional formulas to address consumer need states, the Company believes it can differentiate itself in the market. While the pending changes in Federal law discussed below may negatively affect our industry, we do believe it will reduce competition, as smaller competitors, poorly capitalized competitors and competitors that can not comply with Federal law changes may cease operating.

Government Regulations

Government regulation of hemp-derived cannabinoids remains dynamic, multi-layered, and complex. Our operations are influenced by federal law, state legislation, and international regulatory frameworks, each of which shapes the permissible scope of manufacturing, marketing, labeling, distribution, and sale of our products. We devote significant resources to monitoring regulatory developments and adjusting our operations accordingly.

At the federal level, the 2018 Farm Bill established the modern legal framework for hemp, removing hemp and hemp-derived cannabinoids from the Controlled Substances Act so long as the material contains no more than 0.3% Delta-9 THC on a dry-weight basis. Although this statute legalized the cultivation and interstate transport of hemp, it left the regulation of ingestible and topical cannabinoids to the U.S. Food and Drug Administration ("FDA"). As a result, the FDA continues to assert that CBD cannot be lawfully marketed as a dietary supplement or added to human food under existing statutory authorities due to CBD’s prior investigation as an approved drug. The FDA has repeatedly highlighted concerns involving product safety, labeling accuracy, and potential risks to vulnerable populations. Enforcement has included warning letters for unapproved drug claims, mislabeling, inadequate testing, and non-compliant animal products. The agency has also emphasized cGMP expectations, contaminant testing, adverse event reporting, and the need for well-controlled studies to establish safety for long-term use.

On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also limits any THC content to 0.4mg per container for hemp-derived consumable products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. cbdMD was founded using THC-free broad spectrum, however a significant amount of our revenues are from products that contain low-dose hemp-derived THC that complies with the original Farm Bill and the Act in all likelihood will have a harmful impact on the industry and Company if further legislation is not enacted to mitigate the current language. During December 2025, Senator Wyden introduced the Cannabinoid Safety and Regulation Act (“CSRA”) which has received strong support from industry and a number of legislators, and would mitigate damaging impact for the Act, should this be ultimately signed into law.  As of the date of this filing there are no assurances the CSRA will be enacted.

The Federal Trade Commission ("FTC") regulates advertising and marketing practices and continues to take enforcement actions against companies that make unsubstantiated health claims, misleading endorsements, or unsupported performance representations. All claims made by cbdMD—whether digital, print, social media, or influencer-based—must be supported by competent and reliable scientific evidence. Our investment in clinical trials, peer-reviewed publications, and biometric data (e.g., the WHOOP sleep study) strengthens our ability to meet substantiation standards.

The U.S. Department of Agriculture ("USDA") regulates hemp cultivation and approves state and tribal hemp programs. While it does not regulate finished products, all hemp used in cbdMD products must originate from producers operating under USDA-approved or state-approved hemp plans. These requirements ensure that our raw materials originate from legal sources subject to THC compliance, standardized sampling protocols, and production oversight.

The Drug Enforcement Administration ("DEA") retains jurisdiction over controlled substances and continues to regulate cannabis containing more than 0.3% Delta-9 THC. DEA has also expressed concerns about synthetic and semi-synthetic cannabinoids, including isomers produced from chemical conversion processes. These compounds may be considered controlled substances under the Federal Analogue Act, and products containing them may trigger enforcement actions. While cbdMD does not rely on synthetic cannabinoids, evolving DEA views continue to influence market dynamics and state-level legislative activity.

At the state level, the regulatory environment for hemp-derived products is highly fragmented. States have adopted different definitions of allowable cannabinoids, potency limits, serving sizes, packaging and labeling requirements, testing mandates, age restrictions, and sales channel limitations. Several states have enacted specific rules governing hemp-derived Delta-9 THC products, including potency caps and restrictions on intoxicating formulations. Others have banned certain forms of hemp-derived cannabinoids altogether, citing public health concerns. These divergent laws require ongoing reformulation, labeling adjustments, packaging updates, and market-specific strategies. Certain products may not be legal for sale in particular states, and our distribution decisions must account for these differences. We continue to monitor regulatory changes and adjust our operations, product formulations, and distribution pathways as needed.

Internationally, we navigate a similarly varied regulatory landscape. In the United Kingdom, the Food Standards Agency requires Novel Foods authorization for ingestible CBD products. The European Union applies similar Novel Foods rules, although specific requirements vary by member state. cbdMD has submitted a Novel Foods dossier to both the UK Food Standards Agency and the European Food Safety Authority which includes comprehensive safety, toxicology, stability, and manufacturing evidence. In Latin America, distribution often depends on obtaining sanitary registrations or import permits, each requiring product specifications, stability evidence, cannabinoid data, and documentation of manufacturing practices. cbdMD has obtained sanitary registrations or is in the process of securing registrations in countries including Brazil and Costa Rica. Other global markets maintain strict prohibitions or complex regulatory pathways for cannabinoid products, requiring careful evaluation before entry.

Advertising, labeling, and marketing regulations overlap across multiple agencies. All labeling must accurately represent cannabinoid content and include required disclosures, QR codes, batch information, and warnings. Claims must avoid disease-related statements and must be substantiated under both FDA and FTC standards. Pet products face further scrutiny under FDA’s Center for Veterinary Medicine ("CVM"), which considers ingestible cannabinoid pet products unapproved animal drugs absent explicit authorization.

The interplay of these federal, state, and international frameworks creates a dynamic and often uncertain regulatory environment. We expect continued evolution in the laws governing hemp-derived cannabinoids, including potential congressional action, FDA rulemaking, state legislative amendments, and international shifts. Our strategic planning, product development, distribution, and compliance systems are structured to adapt to these changes while prioritizing safety, transparency, and regulatory conformity.

Human Capital

At December 1, 2025 we had approximately 42 full-time employees and employ additional contractors to support the organization’s efforts. There are no collective bargaining agreements covering any of our employees.

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

Additional information

Information on the history of our company can be found in Note 1 to the notes to our consolidated financial statements appearing in this annual report on Form 10-K.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves risks. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition and results of operations and the trading price of our common stock and could be materially and adversely affected. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our securities.

RISKS RELATED TO OUR OVERALL BUSINESS

We have a history of losses from operations and there are no assurances we will report profitable operations in future periods or continue as a going concern.

We reported losses from operations of $2.1 million and $3.3 million fiscal year 2025 and fiscal year 2024, respectively. Until such time, if ever, that we are successful in generating gross profits which are sufficient to pay our operating expenses it is likely we will continue to report losses from operations in future periods.

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

Although we have made consistent and significant reductions in marketing spend as we rationalize expenses, we had consecutive fiscal years of revenue declines as the industry and Company have faced numerous headwinds. Net sales decreased to $19.5 million in fiscal 2024 and $19.2 million in fiscal 2025. This decrease was primarily driven by a decrease in total orders year over year in both our direct to consumer and wholesale divisions and we believe associate with (i) changes in social algorithms and IOS that affect effectiveness and cost of marketing and acquiring new customers, (ii) access to certain channels, (iii) ongoing competitive environment, (iv) statements from the FDA that negatively impacted retailer interest in the category, (v) significant inflationary pressures on consumers and businesses alike. We believe that our revenue growth will depend upon, among other factors:

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

Continued expansion into markets outside the United States is one of our key long-term strategies for the future growth of our business. This expansion requires significant investment of capital and human resources, new business processes and marketing platforms, legal compliance, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. There are significant costs and risks inherent in selling our products in international markets, including: (i) failure to effectively establish our core brand identity; (ii) increased employment costs; (iii) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (iv) potentially lower margins in some regions; (v) longer collection cycles in some regions; (vi) increased competition from local providers of similar products; (vii) compliance with foreign laws and regulations, including but not limited to product registrations/approvals, taxes and duties, laws governing the marketing and use of e-commerce websites and enhanced data privacy laws and security, rules, and regulations; (viii) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (ix) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (x) compliance with anti-bribery, anti-corruption, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (xi) currency exchange rate fluctuations and related effects on our results of operations; (xii) economic weakness, including inflation, or political instability in foreign economies and markets; (xiii) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (xiv) workforce uncertainty in countries where labor unrest is more common than in the United States; (xv) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease, such as COVID-19, or xenophobia resulting therefrom; (xvi) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (xvii) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (xviii) difficulty developing retail relationships; and (xix) other costs and risks of doing business internationally.

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

Many of our products are manufactured, compounded, and packaged by unaffiliated third parties, of which we hold short-term supply and manufacturing agreements with and the use of these third-parties changes from time to time due to customer demand and the composition of our product mix and product portfolio. We do not have any long-term committed contracts with any of these third parties, and we expect to compete with other companies for raw materials, production and imported materials. If we experience significant increased demand or need to replace an existing raw material supplier or third-party manufacturer, there can be no assurances that replacements for these third-party vendors will be available when required on terms that are acceptable to us, or at all, or that any manufacturer or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new sources, we may encounter delays in production and added costs as a result of the time it takes to engage third parties. Any delays, interruption or increased costs in raw materials and/or the manufacturing or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

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

Many of the Company’s products are derived from cannabis and may contain trace amounts of THC, which may be below the level of detection but could build up in a regular consumer’s system. Although these levels are generally low, historically THC has been a banned substance in many jurisdictions, and regulations regarding permissible THC limits are continually evolving. As a result, there is a potential risk for end users who test positive for THC due to consumption of the Company’s products. This may be of particular concern in the case of full-spectrum hemp products, which contain not only CBD but also trace levels of THC and other cannabinoids. These trace amounts could lead to false positives on drug tests, especially with certain testing methods that do not differentiate between THC from hemp and that from other sources. There is also the possibility that certain approved tests for THC may not properly differentiate between the metabolites of THC and the metabolites of CBD, thus leading to a false positive for THC consumption. Additionally, metabolic processes in the body may cause CBD and its metabolites to convert into forms that could affect drug test results. Positive test results, even from trace amounts of THC, can have significant consequences for individuals, potentially affecting their reputation, employment, or participation in specific activities, including professional sports. Furthermore, a claim or regulatory action based on such positive test results could damage the Company’s reputation and adversely affect its operations, potentially leading to legal or regulatory challenges.

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

On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also limits any THC content to 0.4mg per container for hemp-derived consumable products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. cbdMD was founded using THC-free broad spectrum, however a significant amount of our revenues are from products that contain low-dose hemp-derived THC that complies with the original Farm Bill and the Act in all likelihood will have a harmful impact on the industry and Company if further legislation is not enacted to mitigate the current language. While there appears to be ample public support for favorable legislative action, including the Cannabinoid Safeety and Regulation Act (CSRA) proposed in December 2025, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

Final designation of hemp derived cannabinoids as impermissible adulterants, FDAs refusal to accept hemp derived cannabinoids as New Dietary Ingredients ("NDI") or FDAs interpretation of Investigational New Drug ("IND") Preclusion could negatively impact the Company’s operations.

The regulatory framework surrounding cannabinoids, particularly CBD, raises significant challenges for the Company. First, concerns about CBD as an impermissible adulterant persist due to the FDA's position that cannabinoids cannot legally be added to food or beverages. The FDA has consistently objected to such uses, asserting that CBD-containing products may be adulterated and subject to enforcement action. Second, under the FD&C Act, unless a product was in the food supply and marketed to the public prior to October 15, 1994, manufacturers must notify the FDA before marketing dietary supplements containing NDIs, providing evidence that the ingredient is expected to be safe. However, there is ongoing uncertainty regarding whether hemp-derived cannabinoids were in the food supply and marketed to the public before October 15, 1994, as required to avoid classification as an NDI. As of the end of fiscal 2024, the FDA has uniformly objected to several New Dietary Ingredient Notifications ("NDIN") submitted to the Agency by competitors, asserting it does not meet the definition of a dietary supplement due to the FDA's stance that CBD was not marketed as a dietary ingredient before its investigation as a new drug. The Company disagrees with this position and believes there are counterarguments. The FDA has consistently taken the position that CBD cannot be marketed as a dietary supplement or added to food because it was investigated as a new drug before its inclusion in the food supply, known as IND Preclusion. This position has been outlined in the majority of Warning Letters the FDA has sent to CBD companies since the enactment of the Farm Bill. Any enforcement of the IND Preclusion could require the Company to allocate significant resources to defend its position, adversely affecting its business and operations. Without changes in federal law, regulation, or judicial interpretation, the FDA’s current stance could materially and adversely impact the Company’s ability to operate.

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

The manufacture, labeling and distribution by us of the products in our portfolio are regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. We are subject to regulation by the federal government and other state and local agencies as a result of our product offering, including but not limited to hemp-based cannabinoid products and other natural health products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our company, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and our financial results. Failure to comply with the various federal, state and local requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. We are seeing increasing state-level potency, labeling and package size requirements that may increase our costs with respect to monitoring and adhering to unique requirements in addition to potential product and packaging obsolescence costs as well as stop sales or product withdrawals. Our advertising is subject to regulation by, among others, the FDA under the Federal Food, Drug & Cosmetics Act, and the FTC, under the Federal Trade Commission Act, and is also subject to various state regulations enforced by state agencies and state attorneys general. Additionally, some states also permit advertising and labeling laws to be enforced by private attorneys general who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product withdrawals of products sold by us. Any actions against our company by governmental authorities or private litigants could be time consuming, costly to defend and could have a material adverse effect on our business, financial condition, and results of operations.

Uncertainty caused by potential changes to legal regulations could impact the use of the Company’s products.

There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the U.S. Drug Enforcement Administration and/or the FDA, various administrative determinations and court decisions, all of which impact the extent to which manufacturers and processors of products containing Farm Bill-compliant cannabinoids may engage in interstate commerce. There are currently no consistent regulations applicable to hemp derived cannabinoids in the United States or globally. There is no assurance the Company will remain compliant with all of these laws, rules and regulations as changes to such laws, rules and regulations are promulgated and this may have a negative impact on the Company’s operations. By way of example, through the end of Fiscal 2025, multiple states including Alaska, Florida, Maryland, Minnesota, New York, Utah, Texas and Virginia had implemented new regulations which impact the Company’s ability to sell some of its products as they exist now in formulation and packaging. The uncertainties, conflicts and lack of uniformity cannot be resolved without further federal, and perhaps even state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of our products in different markets.

The FTC may seek to pursue enforcement actions against companies selling hemp derived cannabinoids, including the Company.

The FTC has increasingly focused on the regulation of advertising, labeling, and promotion of CBD and other health-related products. In the CBD product marketplace, the FTC has collaborated with the FDA to issue warnings about advertisements lacking competent and reliable scientific evidence, which violates the FTC Act. In addition, the FTC has independently issued warning letters to companies marketing CBD products with exaggerated or unsupported health claims. Although the FTC has primarily issued warning letters, it initiated its first law enforcement administrative action in December 2020, taking action against six CBD companies for allegedly making unsupported health claims, resulting in settlement agreements requiring cessation of such claims and monetary penalties. The FTC further heightened its scrutiny in May 2021 and, more recently, issued its April 2023 Notice of Penalty Offenses, which stresses the need for rigorous substantiation of health-related product claims. This notice emphasizes that companies must provide scientific evidence, including high-quality, randomized, placebo-controlled human clinical trials, to substantiate claims. Failure to comply with these standards could result in significant penalties under Section 5 of the FTC Act. The FTC’s actions, along with the potential for increased enforcement in the future, present additional risks to companies in the CBD industry. The Company must be cautious in making health claims, ensuring all advertising is adequately supported by scientific evidence, as any violations could result in penalties, corrective measures, and reputational damage.

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

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in de-listing of our common stock.

Our common stock is listed on the NYSE American. In order to maintain these listings, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which, in the opinion of the NYSE American, makes continued listing inadvisable. On June 5, 2024 and December 31, 2024, we received notifications from the NYSE American that the Company was no longer in compliance with an NYSE American continued listing standards, specifically, the continued listing standards set forth in Section 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years then ended and Section 1003(a)(ii) of the Company Guide requires a listed company to have stockholders’ equity of $4.0 million if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years then ended. As previously disclosed, all previously outstanding shares of our Series A Preferred Stock were converted to common stock on May 6, 2025 and all accrued dividends were eliminated. As part of this conversion, $6.7 million of accrued and unpaid dividends as of June 30, 2025 were converted to equity upon the Series A Preferred conversion which brought us into compliance with the NYSE American’s continued listing standards, and we maintained the continued listing standards for two fiscal quarters and complied with other provisions of Section 1003 of the Company Guide, including increased stockholders’ equity requirements of a minimum of $6,000,000, as we continued to incur annual losses from continuing operations and/or net losses for the fiscal year ended September 30, 2025. If we fail to maintain continued listing standards and the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain any additional financing to fund our operations that we may need.

The Series B Convertible Preferred Stock ranks senior to our Common Stock all indebtedness and other liabilities of our subsidiaries.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, the rights of holders of the Series B Convertible Preferred Stock to participate in the distribution of our assets will rank senior to the Common Stock. If we are forced to liquidate our assets to pay our creditors, our outstanding Series B Preferred Stock has a preference senior to our Common Stock.

Change of Control rights of the Series B Convertible Preferred Stock may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The Change of Control rights of the Series B Convertible Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain of change of control transactions under circumstances that otherwise could provide the holders of our common stock and Series B Convertible Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that shareholders may otherwise believe is in their best interests.

The liquidation preference of the shares of our Series B Convertible Preferred Stock would reduce the amount available to our common shareholders in the event of our liquidation or winding up.

Holders of our Series B Convertible Preferred Stock have a liquidation preference of $1.00 per share in the event of our liquidation or winding up. This means that those holders are entitled to receive the liquidation preference before any payment or other distribution of assets to our common shareholders, and the amount of any such payment or other distribution will be reduced by that amount.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 1C. CYBERSECURITY

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our IT department and our management actively oversee our risk management program, including the management of cybersecurity risks. We have contracted cybersecurity and risk assessment experts to help test our systems and guide the ongoing development of best practices policies. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors.   We have devoted resources to implement and maintain security measures to meet regulatory requirements and shareholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that our company’s sustained investment in these efforts and technologies have put the Company in a position to protect against potential compromises, and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We operate our executive offices and warehouse from an 80,000 square foot facility in Charlotte, North Carolina under a lease agreement which commenced in November 2019. Effective November 26, 2024 we entered into a Second Amendment to Lease to extend the lease. The amendment extends the term of the lease for a period of nineteen months beginning on March 1, 2025 with a new expiration date of September 30, 2026. The Company has no further rights to extend or renew the terms of the lease. The amendment provides for the monthly base rent of $65,000, with an annual base rent of $9.75 per square feet from March 1, 2025 through February 28, 2026, and $67,600 with an annual base rent of $10.14 per square feet from March 1, 2026 through September 30, 2026. The Company shall also continue to pay additional rent and all other amounts (other than “Monthly Base Rent”) in accordance with the terms of the lease, except the “Controllable CAM Charges" provision have been deleted. Furthermore, the landlord has approved certain subleases entered into by and between the Company and sub tenants for portions of the facility. This facility is sufficient for our current and anticipated operations through September 2026. The Company expects to downsize its lease in the next year either with our existing landlord or at another facility.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE American under the symbol “YCBD.”

As of December 16, 2025, there were approximately 13,000 street owners of our common stock. These amounts do not reflect persons or entities that hold our securities in nominee or “street” name through various brokerage firms.

Dividend policy

Common Stock

We do not currently intend to pay dividends on our common stock. The declaration, amount and payment of any future dividends on shares of our common stock, if any, is subject to the designations, rights and preferences of the Series B Convertible Preferred Stock and will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and any other factors that our Board may deem relevant.

Series B Convertible Preferred Stock

As of the date of this filing, there are 1.7 million shares of our Series B Convertible Preferred Stock outstanding. The designations, rights and preferences of our Series B Convertible Preferred Stock provide that we will pay, when, as and if declared by our board of directors, dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Series B Convertible Preferred Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the then Stated Value (as defined in the Series B Convertible Preferred Stock Certificate of Designation) shall be increased by the dividends as reasonably determined by the Company and the holders of the Series B Convertible Preferred Stock.

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

In August 2025, the Company issued 6,250 shares of common stock pursuant to the Company’s August 2024 agreement with Majik Medicine, LLC.

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

Overview

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD as well as the functional mushroom brand ATRx Labs and emerging THC beverage brand Herbal Oasis. We believe that we are an industry leader in producing and distributing hemp derived cannabinoid products. Our mission is to enhance our customer’s overall quality of life while bringing cannabinoid education, awareness and accessibility of high quality and effective products to all. We source cannabinoids, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining trace amounts of THC that fall within the limits set in the 2018 Farm Bill. In addition to our core brands, we also operate cbdMD Therapeutics, LLC to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

During fiscal year 2024 we continued to focus on our path to profitability by lowering our costs and focusing on the customer experience. We transitioned a significant part of our organization during the first half of the year in addition to our ecommerce platform at the end of the third quarter. While we have not yet achieved positive operating income, management has worked hard to rationalize cost structure during fiscal 2024. During fiscal 2024, we launched 2 important categories to the business (i) our line of ATRx functional mushroom supplements, that launched in GNC and Amazon and (ii) entered into the hemp derived beverage category starting with our Mixer line and followed up in early fiscal 2025 by our line of Herbal Oasis Social Tonics. With our leaner cost structure and some exciting new categories, we began seeing positive year over year growth during the fourth fiscal quarter of 2025.

Results of operations

The following tables provide certain selected consolidated financial information for the fiscal years ended September 30, 2025 and 2024:

	September	September
	2025	2024	Change
Total net sales	$19,190,468	$19,482,167	$(291,699)
Cost of sales	7,222,213	7,486,626	(264,413)
Gross profit as a percentage of net sales	63.0%	61.6%	1.4%
Operating expenses	14,130,845	15,310,951	(1,180,106)
Operating loss from operations	(2,162,590)	(3,315,410)	1,152,820
(Increase) decrease on contingent liability	-	74,580	(74,580)
Net loss before taxes	(2,040,902)	(3,700,126)	1,659,224
Net loss attributable to cbdMD Inc. common shareholders	$(2,040,902)	$(7,702,127)	$5,661,225

The following tables provide certain selected unaudited condensed consolidated financial information for the three months ended September 30, 2025 and 2024:

	September	September
	2025	2024	Change
Total net sales	$4,720,770	$4,556,367	$164,403
Cost of sales	1,943,635	2,102,564	(158,929)
Gross profit as a percentage of net sales	58.8%	53.9%	5.0%
Operating expenses	3,461,458	2,770,356	691,102
Impairment of goodwill and other intangible assets	-	-	-
Operating income from operations	(684,323)	(316,553)	(367,770)
(Increase) decrease on contingent liability	-	15,523	15,523
Net loss before taxes	(679,968)	(152,798)	(527,170)
Net loss attributable to cbdMD Inc. common shareholders	$(679,968)	$(1,155,298)	$587,923

Sales

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales for the fiscal years ended September 30, 2025 and 2024:

	2025	% of total	2024	% of total
E-commerce sales	$14,713,380	76.7%	$15,655,337	80.4%
Wholesale sales	4,477,088	23.3%	3,826,830	19.6%
Total Net Sales	$19,190,468		$19,482,167

In addition, the following table provides information on the contribution of net sales by type of sale to our total net sales for the three months ended September 30, 2025 and 2024 (unaudited):

	September 30,		September 30,
	2025	% of total	2024	% of total

E-commerce sales	$3,546,221	75.1%	$3,667,458	80.5%
Wholesale sales	1,174,549	24.9%	888,909	19.5%
Total Net Sales	$4,720,770		$4,556,367

Total net sales during the fiscal year ended September 30, 2025 were within $0.3 million of fiscal 2024. Wholesale sales grew by approximately $0.7 million, or 17% year over year while E-commerce sales decreased by $0.9 million or 6%.  The change in revenue was driven by a combination of broader CBD category softness which we believe is partially attributed to the macro inflationary environment in addition to lower marketing spend.

Net sales for the fourth quarter grew 4% year over year. Our wholesale business continues to trend upward as a result of strong efforts from our team as well as the addition of Oasis.  Year over year, sales from our e-commerce business are stabilizing as we have made significant changes to the organization and are focusing on building out stronger acquisition funnels and working to improve our customers’ life time value.

Of our total net sales as indicated above, during the fiscal years ended September 30, 2025 and 2024 our Paw CBD line accounted for net sales of $1.1 million and $1.4 million, respectively. The year over year decline in our Paw CBD brand is due to increasing competition in the pet product industry and a rationalization in marketing efforts specific to the brand.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third-party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 37% and 38% for fiscal years ended September 30, 2025 and 2024, respectively. The improvement reflects approximately $0.6 million one-time non-cash inventory write down in fiscal 2024 related to inventory loss related to regulatory changes impacting labels and packaging and obsolete/expired inventory, with most all of this inventory older than 2 years. While we made significant strides to reduce our overall costs associated with our cost of goods sold during fiscal 2025, gross margins for the year were impacted by lower overhead absorption based on lower revenue and ongoing product mix change from high-margin tinctures to gummies, functional products and beverage in addition to higher lease costs for our warehouse facility. For the fourth quarter of fiscal 2025 our cost of sales as a percentage of net sales was 39% as compared to 46% in the prior year comparative period.

Operating expenses

Our principal operating expenses include staff related expenses, marketing expense, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses. Our operating expenses on a consolidated basis decreased approximately $1.2 million, excluding impairment charges, or 8% for the fiscal year ended September 30, 2025 versus the fiscal year ended September 30, 2024. The decrease can be attributed to management’s efforts to rationalize and right size our expenses across all areas of our business, especially a $0.5 million reduction in payroll, a $0.3 million reduction in professional expenses, and a $0.6 million reduction in rent expense with the elimination of our former executive offices. All other expenses includes a $0.7 million gain related to the settlement of our former executive office (“HQ”) lease in 2024.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the fiscal years ended September 30, 2025 and 2024:

	2025	2024	Change
Staff related expense	$5,046,802	$5,521,869	$(475,067)
Accounting/Legal/Professional outside expense	1,218,050	1,527,456	(309,406)
Marketing	4,430,639	4,181,026	249,613
Merchant Fees	557,824	642,102	(84,278)
R&D and regulatory	33,856	39,021	(5,165)
Non-cash stock compensation	13,595	43,688	(30,093)
Intangibles amortization	765,078	697,510	67,568
Rent and Utilities	725,118	1,349,284	(624,166)
Depreciation	361,063	452,326	(91,263)
All other expenses	978,820	856,669	122,151
Totals	$14,130,845	$15,310,951	$(1,180,106)

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

The following tables provide information on our corporate overhead for the fiscal years ended September 30, 2025 and 2024:

	Fiscal 2025	Fiscal 2024	Change
Staff related expense	$310,647	$288,602	$22,045
Accounting/Legal expense	524,352	710,188	(185,836)
Professional outside services	291,455	310,448	(18,993)
Business insurance	676,514	626,027	50,487
Non-cash stock compensation	13,595	43,688	(30,093)
Totals	$1,816,563	$1,978,953	$(162,390)

The 8% decrease in corporate related expenses for the fiscal year ended September 30, 2024 over prior year is primarily due to the decreases in non-cash stock compensation to employees and directors tied to fewer shares issued under our equity incentive plans and at lower prices per share and, decreases in legal, accounting and insurance costs.

The corporate operating expenses are primarily related to the ongoing public company related activities.

Other income and other non-operating expenses

We also record income and expenses associated with non-operating items. The material components of those are set forth below.

Decrease in contingent liability

As described in Note 6 to the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, the earn-out provision for the Earnout Shares is accounted for and recorded as a contingent liability with increases in the liability recorded as non-cash other expense and decreases in the liability recorded as non- cash other income. The earnout ended November 2023 and we recorded a final change in the non-cash contingent liability in the first quarter of fiscal 2024.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of $2.2 million and working capital of $3.1 million at September 30, 2025. On September 30, 2024 we had cash and cash equivalents on hand of $2.4 million and working capital deficit of $1.1 million, which was reduced by approximately $0.7 million for accrued Series A Preferred dividend payments. Our current assets increased approximately 4% at September 30, 2025 from September 30, 2024. Our current liabilities decreased approximately 53% at September 30, 2025 from September 30, 2024. This decrease is primarily attributable to a $4.7 million decrease in dividend payable as well as an approximate $0.4 million reduction in accounts payable.

We entered into a securities Purchase Agreement dated September 30, 2025 with three accredited Investors whereby the Investors advanced the Company an aggregate of $1.5 million gross proceeds and the Company issued each Investor an 10% Series B Convertible Preferred Security Secured Original Issue 20% Discount Convertible Promissory Note (each a “Note” and collectively, the “Notes”), in the aggregate principal amount of $1.7 million. The Company has used the proceeds from the issuance of the Notes for working capital and general corporate purposes, including, but not limited to inventory investment to assist with orders and administrative and corporate governance costs.

During the fiscal year ended September 30, 2025 we used cash primarily to fund our operations.

We do not have any commitments for capital expenditures. We have a commitment for cumulative dividends at an annual rate of 10% payable quarterly in arrears for the prior quarter to our preferred shareholders.

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

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations and we have not met this goal as cash flow from operations has been a net use of $0.3 million and a net generation of  $0.2 million for the three months ended September 30, 2025 and 2024, respectively and  a use of $1.5 million and $0.6 (net of $1.25 million of proceeds from the Notes) for the twelve months ended September 30, 2025 and 2024, respectively.

Non-GAAP Adjusted Operating Loss

The non-GAAP Adjusted Income (loss) for the three and twelve months ended September 30, 2025 and September 30, 2024 is as follows:

	Three Months (Unaudited)		Year Ended (Unaudited)
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Revenue	$4,720,770	$4,556,367	$19,190,468	$19,482,167
Gross profit	2,777,135	2,453,803	11,968,255	11,995,541
Gross margin	58.8%	53.9%	62.4%	61.6%
Operating Expenses	3,461,458	2,770,356	14,130,845	15,310,951
Operating loss from operations	(684,323)	(316,553)	(2,162,590)	(3,315,410)
Corporate overhead operating expenses (1)	399,501	462,068	1,816,563	1,978,953
Non-GAAP adjusted (loss) income from operations	$(284,822)	$145,515	$(346,027)	$(1,336,457)

(1) Represents corporate overhead operating expenses

GAAP (loss) from operations	$(684,323)	$(316,553)	$(2,162,590)	$(3,315,410)
Adjustments:
Depreciation & Amortization	262,065	287,783	1,126,141	1,149,836
Employee and director stock compensation (1)	7,754	5,881	13,595	43,688
Inventory adjustment(2)	113,008	588,160	113,008	588,160
Non-cash expense incurred as a credit (3)	-	-	-	439,926
Non-cash accelerated amortization of expense related to terminated IT contracts	-	-	-	72,101
Termination of HQ lease	-	(696,280)	-	(696,280)
Mergers and acquisitions expense	-	-	-	125,838
Non-GAAP adjusted (loss) from operations	$(301,496)	$(131,009)	$(909,846)	$(1,592,141)

Public Company Costs
Staff related expense	$70,698	$119,975	$310,647	$288,602
Accounting/legal expense	103,532	125,874	524,352	710,188
Professional outside services	41,496	73,843	291,455	310,448
Business Insurance	176,021	136,495	676,514	626,027
Non-GAAP adjusted (loss) from operations, excluding public company costs	$90,251	$325,178	$893,122	$343,124

(1) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(2) Represents an operating expense related to inventory loss related to regulatory changes impacting labels and packaging and obsolete/expired inventory.
(3) Represents non-cash expense incurred as a credit provided to GNC to replace expired product.

Critical accounting policies

The preparation of financial statements and related disclosures in conformity with US GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping under typical sales term, which is when our performance obligation is met. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company currently offers a 60-day, money back guarantee.

Impairment of Long Lived Assets

The Company reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations. There were no impairment losses recognized related to long-lived assets for the years ended September 30, 2025 and September 30, 2024, respectively.

Fair Value of Convertible Notes

The Company elected the fair value option under ASC 825 Fair Value Measurements for the Notes. The Notes were initially recognized at a fair value of $2.7 million on the balance sheet as of March 31,2024. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss).

The overall change in fair value of the Notes during the year ended September 30, 2024 was a decrease of $1,357,096. The overall change in principal value related to the conversion of Notes to commons stock during the year ended September 30,2024 was a decrease of $508,757. The note was repaid in full during the second quarter of fiscal 2025.

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

Please see our Financial Statements beginning on page 33 of this annual report.

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

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls were effective at September 30, 2025.

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

Our management, including our principal executive officer and principal accounting officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION.

ELOC

On December 15, 2025, the Company entered into a Securities Purchase Agreement, as amneded (the “ELOC Agreement”) with C/M Capital Master Fund, LP, an accredited investor (the “ELOC Purchaser”). Pursuant to the ELOC Agreement, the Company agreed to sell, and the ELOC Purchaser agreed to purchase, up to $10 million (the “Available Amount”) of the Company’s common stock (the “Purchase Shares”), subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock in accordance with the rules of the NYSE American. The transactions contemplated by the ELOC Agreement are subject to the Company registering the ELOC Purchaser’s resale of the Purchase Shares on a registration statement to be filed with the SEC. Concurrent with the execution of the ELOC Agreement, the Company entered into a registration rights agreement with the ELOC Purchaser. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement on Form S-1 with the SEC covering the resale of the shares of common stock sold under the ELOC, on or before the 30th calendar day following the date of the Registration Rights Agreement and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC at the earliest practicable date, subject to limited exceptions described therein. The registration rights granted under the Registration Rights Agreement are subject to certain conditions and limitations and are subject to customary indemnification and contribution provisions.  In connection with entering into the ELOC Agreement, the Company agreed to immediately issue to the ELOC Purchaser, 8,000,000 shares of common stock as commitment shares and, thereafter an amount of shares equal to 0.5% of the Available Amount, which shall be issued in a pro rated fashion simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement. The Company does not have a right to commence any sales of common stock to the ELOC Purchaser under the ELOC Agreement until the time when all of the conditions to the Company’s right to commence sales of Purchase Shares to the ELOC Purchaser set forth in the ELOC Agreement have been satisfied, including that a registration statement covering the resale of the Purchase Shares is declared effective by the SEC and the final form of prospectus contained therein is filed with the SEC (the “Commencement Date”). At any time from and after the Commencement Date, on any business day on which the previous business day’s closing sale price of common stock was equal to or greater than $0.50 (the “Purchase Date”), the Company may direct the ELOC Purchaser to purchase a specified number of shares of common stock (a “Fixed Purchase”) not to exceed on any single business day the lesser of (i) $500,000 of shares of common stock or (ii) $10,000,000 in the aggregate of Fixed Purchases (as defined in the ELOC Agreement), at a purchase price equal to the lesser of 95% of (i) the lowest sale price of the common stock on the trading day immediately prior to such applicable Purchase Date or (ii) the daily volume weighted average price of the common stock for the five trading days immediately preceding the applicable Purchase Date for such Fixed Purchase.

In addition, at any time from and after the Commencement Date, on any business day on which the previous business day’s closing sale price of the common stock is equal to or greater than $0.50 and such business day is also the Purchase Date for a Fixed Purchase of an amount of shares of common stock not less than the applicable Fixed Purchase Share Limit (as defined in the ELOC Agreement) (the “VWAP Purchase Date”), the Company may also direct the ELOC Purchaser to purchase an additional number of shares of common stock (a “VWAP Purchase”) at a purchase price equal to the lesser of 95% of (i) the closing price of a share of common stock on the trading day immediately prior to such applicable Purchase Date and (ii) the lowest sale price on the VWAP Purchase date.  If the Company makes certain issuances of its securities within a specified period of time after a Purchase Date and such securities are issued at prices (the “New Issuance Price”) less than the prices to be paid by the ELOC Purchaser in such Fixed Purchase or VWAP Purchase, the purchase price for such applicable Fixed Purchase or VWAP Purchase would be reduced to the New Issuance Price, subject to the terms and conditions set forth in the ELOC Agreement. Under the ELOC Agreement, in no event may the aggregate amount of Purchase Shares submitted in any single or combination of VWAP Purchase notices on a particular date require a payment from the ELOC Purchaser to us that exceeds $10,000,000, unless such limitation is waived by the ELOC Purchaser.

Series C Preferred

Effective December 18, 2025, the Company entered into Securities Purchase Agreements dated December 18, 2025 (“Series C Purchase Agreements”) with two institutional investors whereby the investors were issued an aggregate of 1,000,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) for aggregate gross proceeds of $2.25 million. The Company received net proceeds of $2.21 million which shall be used for working capital purposes.

In addition, pursuant to the Purchase Agreements, the Company entered into a Registration Rights Agreement with each of the Investors pursuant to which the shares of common stock issuable upon conversion of the Series C Preferred Stock to the Investors are entitled to registration under the Securities Act. Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement to register the shares underlying the Series C Preferred Stock within 30 days following the closing date.

On December 18, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Designation”) designating 1,000,000 shares of the Company’s authorized preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share. Except for differences in the stated value, floor price and conversion price, the Series C Preferred Stock has terms and conditions that are substantially similar to those of the Company’s Series B Convertible Preferred Stock. Each share of the Series C Preferred Stock is convertible into common stock at a conversion price of $2.25, subject to anti-dilution adjustments and Alternate Conversion rights (as defined in the Certificate of Designation). The Series C Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the then Stated Value (as defined in the Certificate of Designation) shall be increased by the dividends as reasonably determined by the Company and the holders of the Series C Preferred Stock.

With respect to dividends, distributions, liquidation, dissolution and winding up of the Company, the Series C Preferred Stock ranks pari passu with the Series B Convertible Preferred Stock and is senior to all other shares of the Company’s capital stock unless otherwise consented to by the holders of the Series C Preferred Stock. The holders of Series C Preferred Stock have no voting power and no right to vote, except as required by the North Carolina Business Corporations Act or with respect to matters affecting the preferences, rights, privileges or powers relating to the Series C Preferred Stock. In addition, the Series C Preferred Stock is subject to a beneficial ownership limitation which prohibits any holder from beneficially owning more than 4.99% of the shares of the Company’s common stock outstanding immediately following such conversion. The Certificate of Designation is filed as an exhibit to this annual report.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2025 Annual Meeting of shareholders to be filed on or prior to January 28, 2026 (the “Proxy Statement”) and is incorporated herein by this reference.

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

The consolidated financial statements and Report of Independent Registered Accounting Firm begin on page 33.

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

ITEM 16. FORM 10-K SUMMARY.

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit No.	Filing or Furnished Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with and into cbdMD LLC	10-Q	2/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with and into cbdMD LLC	10-Q	2/14/19	2.5
2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation - filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation - filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation - filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation - filed December 5, 2016	1-A	9/18/17	2.5
3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7
3.7	Articles of Amendment to Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-K	10/11/19	3.1(f)
3.8	Articles of Amendment of Articles of Incorporation, as amended, of cbdMD, Inc. effective April 24, 2023	8-K	4/27/23	3.1
3.9	Articles of Amendment Automatic Conversion of Series A Preferred Stock effective May 6, 2025	8-K	5/7/25	3.1
3.10	Articles of Amendment to the Articles of Incorporation 8 to 1 reverse split effective May 6, 2025	8-K	5/7/25	3.2
3.11	Certificate of Designation of Series B Convertible Preferred Stock filed September 29, 2025	8-K	10/6/25	3.1
3.12	Certificate of Designation of Series C Convertible Preferred Stock filed December 19, 2025				Filed
3.13	Bylaws, as amended	1-A	9/18/17	2.6
4.1	2015 Equity Compensation Plan+	1-A	9/18/17	3.8
4.2	Form of Stock Option Award under 2015 Equity Compensation Plan*	1-A	9/18/17	3.9
4.3	2021 Equity Compensation Plan*	8-K	1/14/21	10.1
4.4	Form of Representative’s Warrant dated December 11, 2020	8-K	12/9/20	4.1
4.5	Form of Representative’s Warrant dated June 28, 2021	8-K	6/30/21	4.1
4.6	Form of Representative’s Warrant dated May 3, 2023	8-K	5/3/23	4.1
4.7	Convertible Promissory Note dated January 30, 2024	8-K	2/2/24	4.1
4.8	2025 Equity Compensation Plan+	8-K	11/28/25	10.2
10.1	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.2	Office Lease dated July 11, 2019	10-Q	8/14/19	10.1
10.3	Warehouse Lease dated August 27, 2019	10-Q	2/13/20	10.1
10.4	Asset Purchase Agreement by and among Twenty Two Capital, LLC, cbdMD, Inc., John J. Wiesehan III, Vieo Design, LLC and Bradley D. Trawick dated June 22, 2021	8-K	7/27/21	10.1

10.5	Executive Employment Agreement dated October 1, 2021 between cbdMD, Inc. and T. Ronan Kennedy*+	8-K	10/5/21	10.1
10.6	Equipment Purchase Agreement effective April 7, 2022 by and between cbd Industries, LLC and Old Belts Extracts LLC	10-Q	4/7/22	10.21
10.7	Membership Interest Transfer Agreement dated June 22, 2022	10-Q	8/11/22	10.22
10.8	Agreement for Advertising Placement dated February 1, 2023+	S-1	3/13/23	10.17
10.9	Side Letter - Keystone Capital Partners, LLC	S-1	3/13/23	10.20
10.10	Common Stock Purchase Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.1
10.11	Registration Rights Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.2
10.12	Security Agreement, dated as of January 30, 2024, by and between cbdMD, Inc. and the Investors*	8-K	2/2/24	10.2
10.13	Registration Rights Agreement, dated January 30, 2024, by and between cbdMD, Inc. and the Investors	8-K	2/2/24	10.3
10.14	License Agreement, effective as of March 20, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.1
10.15	Lease Forbearance Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.2
10.16	Amendment to Extend Westinghouse Boulevard Lease dated November 26, 2024	8-K	11/27/24	10.1
10.17	Form of Preferred Stock Purchase Agreement between cbdMD, Inc. and the Selling Shareholders*	8-K	10/6/25	10.1
10.18	Form of Registration Rights Agreement between cbdMD, Inc. and the Selling Shareholders	8-K	10/6/25	10.2
10.19	Executive Employment Agreement dated November 28, 2025 between cbdMD, Inc. and T. Ronan Kennedy*+	8-K	11/28/25	10.1
10.20	Securities Purchase Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025, as amended				Filed
10.21	Registration Rights Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025				Filed
10.22	Form of Series C Preferred Stock Securities Purchase Agreement dated December 19, 2025				Filed
10.23	Form of Registration Rights Agreement date December 19, 2025				Filed
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
19.1	Insider Trading Policy	10-K	12/22/23	19.1
21.1	List of Subsidiaries	S-1	2/16/24	21.1
23.1	Consent of Cherry Bekaert LLP				Filed
24.1	Power of attorney (included on signature page of this report)				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				Filed
97.1	Clawback Policy	10-K	12/22/23	97.1
101 INS	Inline XBRL Instance Document				Filed
101 SCH	Inline XBRL Taxonomy Extension Schema				Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*

Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 19, 2025	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: December 19, 2025	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Financial Officer (Principal Financial Officer)

Date: December 19, 2025	cbdMD, Inc.

	By:	/s/ Brad Whitford
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

Name	Positions	Date

/s/ Scott Stephen	Chairman of the Board of Directors	December 19, 2025
Scott Stephen

/s/ Bakari Sellers	Director	December 19, 2025
Bakari Sellers

/s/ William Raines III	Director	December 19, 2025
William Raines III

/s/ Sibyl Swift	Director	December 19, 2025
Sibyl Swift, PhD

/s/ Kevin Roe	Director	December 19, 2025
Kevin Roe

/s/ Jeffery Porter	Director	December 19, 2025
Jeffery Porter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

cbdMD, Inc. and subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying balance sheets of cbdMD, Inc. and subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended
September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has historically incurred losses, including a net loss of approximately $2 million in the current year, resulting in an accumulated deficit of approximately $179 million as of September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2016.

Charlotte, North Carolina
December 19, 2025

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

cbdMD, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2025 and 2024

	September 30,	September 30,
	2025	2024
Assets

Current assets:
Cash and cash equivalents	$2,261,242	$2,452,553
Accounts receivable, net	1,040,887	983,910
Inventory, net	2,732,127	2,365,187
Inventory prepaid	214,795	159,006
Prepaid sponsorship	25,231	21,754
Prepaid expenses and other current assets	277,147	406,674
Total current assets	6,551,429	6,389,084

Other assets:
Property and equipment, net	277,377	454,268
Operating lease assets	703,934	85,817
Deposits for facilities	62,708	62,708
Intangible assets, net	2,124,502	2,889,580
Investment in other securities, noncurrent	700,000	700,000
Total other assets	3,868,521	4,192,373

Total assets	$10,419,950	$10,581,457

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
September 30, 2025 and 2024
(continued)

	September 30,	September 30,
	2025	2024
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,173,642	$1,541,108
Accrued expenses	735,672	632,674
Accrued dividends	-	4,671,000
Deferred Revenue	506,289	503,254
Operating leases – current portion	778,240	98,696
Convertible notes, at fair value	-	1,171,308
Total current liabilities	3,193,843	8,618,040

Long term liabilities:
Operating leases - long term portion	-	-
Total long term liabilities	-	-

Total liabilities	3,193,843	8,618,040

Commitments and Contingencies (Note 11)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value, 1,700,000 and 5,000,000 shares issued and outstanding, respectively	1,700	5,000
Common stock, authorized 150,000,000 shares, $0.001 par value, 8,917,054 and 492,383 shares issued and outstanding, respectively	8,917	492
Additional paid in capital	186,650,640	184,033,012
Comprehensive other expense	-	(7,189)
Accumulated deficit	(179,435,150)	(182,067,898)
Total cbdMD, Inc. shareholders' equity	7,226,107	1,963,417

Total liabilities and shareholders' equity	$10,419,950	$10,581,457

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2025 and 2024

	2025	2024

Gross Sales	$19,190,678	$19,922,319
Allowances	(210)	(440,152)
Total Net Sales	19,190,468	19,482,167
Cost of sales	7,222,213	7,486,626
Gross Profit	11,968,255	11,995,541

Operating expenses	14,130,845	15,310,951
Loss from operations	(2,162,590)	(3,315,410)
Decrease of contingent liability	-	74,580
Increase in fair value of convertible debt	87,380	(429,789)
Interest income (expense)	34,308	(29,507)
Loss before provision for income taxes	(2,040,902)	(3,700,126)

Benefit (expense) for income taxes	-	-
Net Loss	(2,040,902)	(3,700,126)
Preferred dividends	2,334,501	4,004,001

Net Loss attributable to common shareholders	$(4,375,403)	$(7,704,127)

Net Loss per share:
Basic and Diluted earnings per share	(1.09)	(14.29)
Weighted average number of shares Basic and Diluted:	4,022,629	539,069

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED September 30, 2025 and 2024

	2025	2024

Net Loss	$(2,040,902)	$(3,700,126)
Comprehensive Loss	(2,040,902)	(3,700,126)

Other Comprehensive income (loss)	$7,189	$(7,189)
Preferred dividends	(2,334,501)	(4,004,001)
Comprehensive Loss available to common shareholders	$(4,368,214)	$(7,711,316)

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED September 30, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net Loss	$(2,040,902)	$(3,700,126)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	5,015
Restricted stock expense	14,121	11,885
Issuance of stock for services	86,657	-
Inventory and materials impairment	365,979	921,314
Intangibles amortization	765,078	697,510
Depreciation	361,063	452,326
Credit losses	382,588	54,322
Increase/(Decrease) in contingent liability	-	(74,580)
(Decrease) increase in fair value of convertible debt	(87,380)	429,789
Gain on termination of operating lease	-	696,280
Amortization of operating lease asset	669,781	670,621
Changes in operating assets and liabilities:
Accounts receivable	(439,565)	177,858
Deposits	-	76,000
Inventory	(732,919)	766,472
Prepaid inventory	(55,789)	23,670
Prepaid expenses and other current assets	126,051	396,311
Accounts payable and accrued expenses	(261,883)	(1,124,141)
Operating lease liability	(608,354)	(1,151,326)
Deferred revenue / customer deposits	3,099	318,008
Cash used by operating activities	(1,452,375)	(352,792)
Cash flows from investing activities:
Purchase of intangible assets	-	(100,000)
Purchase of property and equipment	(184,172)	(190,015)
Cash used by investing activities	(184,172)	(290,015)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	50,001
Note payable	-	1,247,499
Proceeds from issuance of preferred stock	1,445,236	-
Cash provided by financing activities	1,445,236	1,297,500
Net (decrease) increase in cash	(191,311)	654,693
Cash and cash equivalents, beginning of year	2,452,553	1,797,860
Cash and cash equivalents, end of year	$2,261,242	$2,452,553

Supplemental Disclosures of Cash Flow Information:

	2025	2024

Cash Payments for:
Interest expense	$-	$74,638

Non-cash financial/investing activities:
Issuance of shares for conversion of debt and accrued interest	$1,079,639	$515,601
Change in lease asset related to extinguishment of HQ lease and new warehouse lease	$(1,723,544)	$-
Issuance of shares for intangible asset	$-	$40,725
Conversion of accrued preferred dividends to preferred stock	$7,008,151	$-
Preferred dividends accrued but not paid	$2,334,501	$4,004,001

See Notes to Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED September 30, 2025 and 2024

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2024	492,383	$492	5,000,000	$5,000	$(7,189)	$184,033,012	$(182,067,898)	$1,963,417
Issuance of Common stock	3,860	4	-	-	-	8,956	-	8,960
Issuance of restricted stock for share based compensation	-	-	-	-	-	5,163	-	5,163
Change in fair value of debt related to credit risk	-	-	-	-	7,189	-	-	7,189
Issuance of Common Stock, Convertible Notes	267,597	268	-	-	-	1,076,470	-	1,076,738
Issuance of Common Stock, GSS Agreement	21,875	22	-	-	-	82,228	-	82,250
Issuance of Common Stock, Majik Settlement #2	6,250	6	-	-	-	4,400	-	4,406
Conversion of preferred stock and accrued dividends to common stock	8,125,000	8,125	(5,000,000)	(5,000)		(3,125)	7,008,151	7,008,151
Shares issued for fractional shares in reverse stock split	89	-	-	-	-	-	-	-
Preferred stock issuance	-	-	1,700,000	1,700		1,443,536		1,445,236
Preferred dividend declared, not paid	-	-	-	-	-	-	(2,334,501)	(2,334,501)
Net Loss	-	-	-	-	-	-	(2,040,902)	(2,040,902)
Balance, Balance at September 30, 2025	8,917,054	8,917	1,700,000	1,700	-	186,650,640	(179,435,150)	7,226,107

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED September 30, 2025 and 2024

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2023	370,072	$370	5,000,000	$5,000	$-	$183,389,686	$(174,363,772)	$9,031,284
Issuance of Common stock	3,051	3	-	-	-	15,780	-	15,783
Issuance of options for share based compensation	-	-	-	-	-	9,308	-	9,308
Issuance of restricted stock for share based compensation	-	-	-	-	-	11,886	-	11,886
Change in fair value of debt related to credit risk	-	-	-	-	(7,189)	-	-	(7,189)
Issuance of Common stock - Keystone	8,027	8	-	-	-	49,992	-	50,000
Issuance of Common Stock, Convertible Notes	101,857	102	-	-	-	515,568	-	515,670
Issuance of Common Stock, Majik Settlement	9,376	9	-	-	-	40,792	-	40,801
Preferred dividend	-	-	-	-	-	-	(4,004,001)	(4,004,001)
Net Loss	-	-	-	-	-	-	(3,700,126)	(3,700,126)
Balance at September 30, 2024	492,383	492	5,000,000	5,000	(7,189)	184,033,012	(182,067,898)	1,963,417

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED September 30, 2025 and 2024

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

Reverse Stock Split

The board of directors effected a reverse stock split at a ratio of one-for-eight, effective as of May 6, 2025. Unless otherwise indicated, all share numbers in this filing, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the reverse stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries CBDI, Paw CBD, Proline Global, Oasis, and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivables are stated at cost less an allowance for credit losses, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. As of September 30, 2025 and September 30, 2024, we had an allowance for credit losses of $599,521 and $346,197, respectively.

	September 30,	September 30,
	2025	2024
Credit Loss allowance - beginning of period	$346,197	$42,180
Credit loss provision	635,912	358,339
Write offs	(382,588)	(54,322)
Recoveries	-	-
Credit loss allowance - end of period	$599,521	$346,197

Merchant Receivable

The Company primarily sells its products through the internet and has an arrangement to process customer payments with multiple third-party payment processors. The Company pays a fee between 2.5% and 4.0% of the transaction amounts processed. Pursuant to these agreements, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At September 30, 2025 and 2024, the receivable from payment processors included $786,449 and  $621,678, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying consolidated balance sheet.

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

When the Company records an investment in marketable securities the carrying value is recorded at fair value. Any changes in fair value for marketable securities during a given period will be recorded as an unrealized gain or loss in the consolidated statement of operations. For investments other securities without a readily determinable fair value, the Company has elected to estimate fair value at cost less impairment plus or minus changes from observable price changes.

Intangible Assets

The Company test for impairment in accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360"), which states that impairment testing should be completed whenever events or changes in circumstances indicate that the asset group's carrying value may not be recoverable. If there are indications that the asset group's carrying value may not be recoverable, there are two further steps involved in long-lived asset impairment testing. Step I of the impairment test, as per ASC 360, involves estimating the recoverable amount of the asset group and determining the potential for impairment. Step II of the impairment test, as per ASC 360, if necessary, involves quantifying the fair value of the asset group.

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

Revenue Recognition

The Company records revenue from the sale of its products when risk of loss and title to the product are transferred to the customer, which is upon shipping under standard sales terms, which is when our performance obligation is met. Net sales are comprised of gross revenues less product returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company currently offers a 60-day, money-back guarantee.

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

The following table represents a disaggregation of revenue by sales channel:

	Fiscal 2025	% of total	Fiscal 2024	% of total

E-commerce sales	$14,715,582	76.7%	$15,655,337	80.4%
Wholesale sales	$4,475,096	23.3%	$3,826,830	19.6%
Total Net Sales	$19,190,468		$19,482,167

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets. Contract liabilities represent unearned revenues and are presented as deferred revenue or customer deposits on the consolidated balance sheets. The Company had no material contract assets or liabilities at the beginning or ending of September 30, 2025 and 2024.

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

Advertising Costs

The Company expenses all costs of advertising and related marketing and promotional costs as incurred. The Company incurred $4.4 million and $4.2 million in advertising and marketing and promotional costs included in operating expenses during the years ended September 30, 2025 and 2024 respectively. The Company believes driving its advertising aids brand awareness and is critical to maintain brand recognition and acquiring customers. We are constantly evaluating advertising methods and costs and working to drive down our cost of customer acquisition.

Income Taxes

The Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. All wholly owned subsidiaries are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax return of the Company.

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

US GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain tax position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2025 and 2024, there were no uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the consolidated financial statements.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and securities.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. The Company had an approximate $1.5 million uninsured balance at September 30, 2025 and an approximate $1.9 million uninsured balance at September 30, 2024.

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the years ended September 30, 2025 and 2024.

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

Liquidity and Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss from operations of $2.1 million for the fiscal year ended September 30, 2025, and has net working capital of $3.1 million at September 30, 2025.

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

Convertible Notes

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024 with five institutional investors whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666. The Company used the proceeds from the issuance of the notes for working capital and general corporate purposes. The Company elected the fair value option under ASC 825 Fair Value Measurements for the notes. The notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk are recorded in non-operating income. The changes in fair value related to instrument-specific credit risk is recorded through other comprehensive income (loss). These notes were fully converted during fiscal year 2025. See Note 12 for more information related to the notes.

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

On April 10, 2025, we held an annual meeting of stockholders. At the annual meeting, our stockholders approved an amendment to our articles of incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock by a ratio of between one-for-three to one-for-ten, inclusive, with the exact ratio to be set at the discretion of our board of directors, at any time after approval of the amendment and prior to the one year anniversary of the meeting. On May 6, 2025, the board effected a reverse stock split at a ratio of one-for-eight, effective as of May 7, 2025 (the "Reverse Stock Split"). Unless otherwise indicated, all share numbers in this report, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the Reverse Stock Split.

New Accounting Standards

In November 2023, the FASB issued guidance that updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance on an annual and interim basis. The Company adopted this guidance for its annual period ending September 30, 2025. While the adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements, the new guidance resulted in increased disclosures on reportable segments in Note 16 of the Notes to the Consolidated Financial Statements.

In November 2024, the FASB issued guidance that requires disaggregation of specific expense categories in disclosures within the footnotes to the financial statements on an annual and interim basis. The Company is required to adopt this guidance for its annual period ending September 30, 2028 and all interim periods thereafter on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

In December 2023, the FASB issued guidance that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual period ending September 30, 2026, which will result in increased disclosures in the Notes to its Consolidated Financial Statements.

NOTE 2 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

On April 7, 2022, the Company entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC ("Steady State"). The equipment sale was initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of a trade credit for products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's completed Series C financing.   The Company performed a valuation analysis and as of September 30, 2023 determined a $700,000 impairment was needed on the carrying value of this investment. The determination was based on a number of factors, including Steady State’s financial performance, our experience with production and cbdMD’s determination to re-source production to other suppliers. As such we believe it was prudent to reassess the carrying value of this non-liquid security. The Company performed an additional valuation analysis as of September 30, 2025 and September 30, 2024 and determined that no further impairment was needed based on factors such as Steady State's financial performance and re-alignment of the business.

For the year ended September 30, 2025 and  September 30, 2024 the Company recorded $0 realized and unrealized loss on marketable and other securities, including impairments.

The table below summarizes the assets and liabilities related to marketable and other securities valued at fair value as of September 30, 2025:

	In Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2023	$-	$-	$(90,362)
Change in value of contingent liability	-	-	90,362
Fair value of convertible notes		-	1,171,308
Balance at September 30, 2024	-	-	1,171,308
Fair value of convertible notes	-	-	(1,171,308)
Balance at September 30, 2025	$-	$-	$-

NOTE 3 – INVENTORY

Inventory at September 30, 2025 and 2024 consists of the following:

	September 30,	September 30,
	2025	2024
Finished Goods	$1,577,309	$1,534,718
Inventory Components	1,203,556	830,469
Inventory Reserve	(48,738)	-
Inventory prepaid	214,795	159,006
Total Inventory	$2,946,922	$2,524,193

Abnormal amounts of idle facility expense, freight, handling costs, scrap, and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the year ended September 30, 2025. The Company wrote down inventory of $365,979 and $921,314 during the fourth quarters of fiscal years ended September 30, 2025 and 2024, respectively, primarily related to obsolete and expired stock keeping units (“SKU”s).  We work hard to minimize inventory write-downs and slow moving and aging SKUs and work, as we work to streamline our offerings to higher velocity products and eliminate slow-moving and aging SKUs.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment at September 30, 2025 and 2024 consist of the following:

	September 30,	September 30,
	2025	2024
Computers, furniture and equipment	$1,758,805	$1,587,411
Manufacturing equipment	288,554	284,275
Leasehold improvements	495,581	487,081
	2,542,940	2,358,767
Less accumulated depreciation	(2,265,563)	(1,904,499)
Property and equipment, net	$277,377	$454,268

Depreciation expense related to property and equipment was $361,063 and $452,326 for the years ended September 30, 2025 and 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

Amortization expense for the years ended September 30, 2025 and 2024 was $765,078 and $697,510, respectively and was recorded on the consolidated statements of operations.

At September 30, 2025 and 2024, the Company prepared a tradename impairment analysis in accordance with ASC 360 and has determined that no impairment existed.

In 2019, Company’s subsidiary, CBD Industries, LLC, initiated a trademark cancellation proceeding against Majik Medicine, LLC (“Majik”) regarding Majik’s “CBD MD” trademark. In a Settlement, Purchase, and Release Agreement that occurred in August of 2024, the Company acquired the trademark, resolving all related legal claims. The agreement included a $100,000 initial payment, four additional annual payments of $50,000, the issuance of 9,375 shares of common stock, and 6,250 additional shares on the one-year anniversary. Failure to make the additional payments would reassign the trademark to Majik. Additionally, the Company entered a five-year consulting agreement with Majik, granting a 15% commission on increased sales from licensed practitioners, a new customer base. This acquisition strengthens the Company’s IP portfolio, avoids litigation costs, and expedites trademark issuance. The Company issued the 6,250 additional shares of common stock in the fourth quarter of fiscal 2025 pursuant to the settlement agreement with Majik Medicine.

Intangible assets as of September 30, 2025 and 2024 consisted of the following:

	September 30,	September 30,
	2025	2024
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to CBD MD limited mark	368,000	368,000
Tradename related to DirectCBDOnline.com	749,567	749,567
Impairment of definite lived intangible assets:	(17,504,000)	(17,504,000)
Amortization of definite lived intangible assets:	(3,791,909)	(3,026,831)
Total	$2,124,502	$2,889,580

Future amortization of intangible assets as of September 30, 2025 is as follow:

For the year ended September 30,
2026	733,740
2027	733,740
2028	569,923
2029	87,099
Total future intangibles amortization	$2,124,502

NOTE 6 – CONTINGENT LIABILITY

The Company previously as a contractual obligation to issue certain shares which was fully settles by the issuance of final Earnout shares of 19,818 and were issued on January 11, 2024. There is no further Earnout obligation.

NOTE 7 – RELATED PARTY TRANSACTIONS

None.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock Conversion and Reverse Stock Split

In October 2019, the Company designated 5,000,000 of its 50,000,000 authorized shares of preferred stock as 8.0% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). Series A Preferred Stock ranked senior to common stock for liquidation or dividend and holders were entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month. There were 5,000,000 shares of Series A Preferred Stock issued and outstanding at September 30, 2024.

Among other matters, during the Company's annual meeting held on April 10, 2025, the shareholders of the Company approved:

i.

an amendment the Certificate of Designation of the Company’s Series A Preferred Stock to include an automatic conversion provision whereby each outstanding share of Series A Preferred Stock, together with accrued and unpaid dividends, would automatically convert into thirteen shares of Common Stock, at an effective date determined by of the Board of Directors (the ”Automatic Preferred Conversion”); and

ii.

an amendment to the Company’s Articles of Incorporation to authorize the Board of Directors to effect a reverse stock split of the then outstanding shares of Common stock at a specific ratio,  ranging from one-for-three to one-for-ten, to be determined by the Board of Directors at a date and time to be determined by the Board of Directors.

The Board of Directors elected to effectuate the Automatic Preferred Conversion on May 6, 2025 at 4:01 p.m. Eastern Time (the “Mandatory Exchange Date”). On the Mandatory Exchange Date, all Series A Preferred Stock, together with accrued and unpaid dividends, was converted into 65,000,000 shares (pre-split) of Common Stock, dividends on converted shares ceased to accrue, and the Series A Preferred Stock ceased trading.

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

Common Stock – The Company is authorized to issue 150,000,000 shares of common stock, par value $0.001 per share. There were 8,917,054 and 492,383 shares of common stock issued and outstanding at September 30, 2025 and 2024, respectively.

Preferred stock transactions:

On September 29, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Designation”) designating 1,700,000 shares of the Company’s authorized preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share. Each share of the Series B Preferred Stock is convertible into common stock at a conversion price of $1.00, subject to anti-dilution adjustments and Alternative Conversion rights (as defined in the Certificate of Designation). The Series B Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the then Stated Value (as defined in the Certificate of Designation) shall be increased by the dividends as reasonably determined by the Company and the holders of the Series B Preferred Stock.

With respect to liquidation, dissolution and winding up of the Company, the Series B Preferred Stock ranks senior to all shares of the Company’s capital stock unless otherwise consented to by the holders of the Series B Preferred Stock. The holders of Series B Preferred Stock have no voting power and no right to vote, except as required by the North Carolina Business Corporations Act or with respect to matters affecting the preferences, rights, privileges or powers relating to the Series B Preferred Stock. In addition, the Series B Preferred Stock is subject to a beneficial ownership limitation which prohibits any holder from beneficially owning more than 4.99% of the shares of the Company’s common stock outstanding immediately following such conversion.

Common stock transactions:

In the year ended September 30, 2025:

During the year the Company (i) issued 1,875 shares of restricted stock under the Company's 2015 equity incentive plan to a new employee; (ii) issued 267,597 shares of common stock for conversions of notes payable; and (iii) issued 21,875 shares of common stock to a consultant for advisory services, issued

In April 2025 the Company issued 9,432 shares of restricted stock awards to the Company’s board of directors. The shares vest quarterly on June 30, 2025, September 30, 2025, December 31, 2025, and  March 31, 2026. The stock awards were valued at the fair market price of $8,964 and will amortize over the individual vesting periods.

In May 2025, the company issued 8.125 million shares of common stock pursuant to the conversion of the Series A Perfered Stock.

In August 2025, the Company issued 6,250 shares of common stock pursuant to the settlement agreement with Majik Medicine.

In the year ended September 30, 2024:

In September 2024, the Company issued 12,578 shares of common stock pursuant to the partial conversion of certain principal and interest related to the Notes.

In August 2024, the Company issued 9,375 shares of common stock pursuant to the settlement agreement with Majik Medicine.

In April 2024, the Company issued an aggregate of 89,279 shares of common stock pursuant to the partial conversion of certain principal and interest related to the Notes.

In March 2024, the Company issued 2,000 restricted stock awards to the Company’s board of directors. The shares vest quarterly on June 30, 2024, September 30, 2024, December 31, 2024, and  March 31, 2025. The stock awards were valued at the fair market price of $13,760 and will amortize over the individual vesting periods.

In January 2024, the Company issued 8,027 shares under our ELOC.

In January 2024, the Company issued 2,478 shares as part of the final Earnout.

Stock option transactions:

No options were issued during fiscal 2025.

In the year ended September 30, 2024:

The Company granted its board of directors an aggregate of 1,000 common stock options in April 2024. The options vested immediately, have a strike price of $0.86 and a five-year term. The Company has recorded a total prepaid expense of approximately $4,300 and intends to amortize the expense over the 12-month board term.

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

The following table summarizes the inputs used for the Black-Scholes pricing model on the options issued in the years ended September 30, 2025 and 2024:

	2025	2024
Weighted average exercise price	$-	$0.54
Risk free interest rate	-	4%
Volatility	-	107%
Expected term (in years)	-	2.5
Dividend yield	None	None

Warrant transactions:

The Company had no warrant transactions during the twelve months ended September 30, 2025 and 2024.

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

The Company accounts for stock-based compensation using the provisions of ASC 718. ASC 718, Stock Compensation, requires companies to recognize the fair value of stock-based compensation expense in the financial statements based on the grant date fair value of the options. All options are approved by the Compensation, Corporate Governance and Nominating Committee of the Board of Directors. Restricted stock awards that vest in accordance with service conditions are amortized over their applicable vesting period using the straight-line method. The fair value of the Company’s stock option awards or modifications is estimated at the date of grant using the Black-Scholes option pricing model.

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

The following table summarizes stock option activity under both plans for the fiscal years ended September 30, 2025 and 2024:

			Weighted-average
			remaining	Aggregate
		Weighted-average	contractual term	intrinsic value
	Number of shares	exercise price	(in years)	(in thousands)
Outstanding at September 30, 2024	5,531	989.72	3.65	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(14)	82.80	-	-
Outstanding at September 30, 2025	5,517	991.71	3.14	-

Exercisable at September 30, 2025	5,517	$991.71	3.14	$-

As of September 30, 2025, there was no unrecognized compensation cost related to non-vested stock options which all are fully vested.

Restricted Stock Award transactions:

In April 2025 the Company issued 9,432 shares of restricted stock awards to the Company’s board of directors. The shares vest quarterly on June 30, 2025, September 30, 2025, December 31, 2025, and  March 31, 2026. The stock awards were valued at the fair market price of $8,964 and will amortize over the individual vesting periods.

The Company issued 2,000 of restricted stock awards to the Company’s board of directors during the fiscal year ended September 30, 2024. The shares vested quarterly on June 30, 2024,  September 30, 2024,  December 31, 2024, and  March 31, 2025. The stock awards were valued at the fair market price of $4,296 upon issuance and were amortized over the individual vesting periods.

NOTE 10 – WARRANTS

Transactions involving the Company equity-classified warrants for the fiscal years ended September 30, 2025 and 2024 are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2024	6,168	244.06	2.30	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(267)	1,024.38	-	-
Outstanding at September 30, 2025	5,901	208.75	4.07	-

Exercisable at September 30, 2025	5,901	$208.75	-	$-

The following table summarizes outstanding common stock purchase warrants as of September 30, 2025:

	Number of shares	Weighted-average exercise price	Expiration
Exercisable at $1346.40 per share	429	1,346.40	December 2025
Exercisable at $1350 per share	409	1,350.00	June 2026
Exercisable at $20.16 per share	5,063	20.16	April 2028
	5,901	$208.75

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal proceedings and subject to various claims that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company is not currently a party to any legal proceedings the outcome of which, the Company believes, if determined adversely, would individually or in the aggregate have a material adverse effect on the Company’s Consolidated Financial Statements.

During 2025, the Company continued to expand distribution of our hemp-derived beverage products. We have entered into agreements with various distributors providing for the distribution of certain of our hemp-derived beverage products, subject to certain terms and conditions, which may vary depending on the form of the agreement. Such agreements remain in effect for their then-current term as long as our products are being distributed but are subject to specified termination rights held by each party. Additionally, we are entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, which may be material depending on the agreement, depending on the sell through of the product set.

NOTE 12 – NOTE PAYABLE

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024, with five institutional investors whereby the Investors advanced the Company an aggregate of $1,250,000 gross proceeds and the Company issued each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666.

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

NOTE 13 – LEASES

The Company has a lease agreement for its warehouse with the lease period expiring September 2026. ASC 842, Leases, requires the recognition of leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased asset. The Company determines whether an arrangement is a lease at inception and classify it as finance or operating. All of the Company’s leases are classified as operating leases. The Company’s lease do not contain any residual value guarantees.

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

Components of operating lease costs are summarized as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
Total Operating Lease Costs	$663,570	$1,328,4970

Supplemental cash flow information related to operating leases is summarized as follows:

	Year Ended	Year Ended
	September	September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$589,264	$1,421,610

As of September 30, 2025, our operating leases had a weighted average remaining lease term of 1 year and a weighted average discount rate of 4.66%. Future minimum aggregate lease payments under operating leases as of September 30, 2025 are summarized as follows:

For the year ended September 30,
2026	798,200
Total future lease payments	798,200
Less interest	19,960
Total lease liabilities	$778,240

NOTE 14 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the following periods:

	Year Ended
	September 30,	September 30,
	2025	2024
Basic:
Net loss	$(2,040,902)	$(3,700,126)
Preferred dividends paid or accrued	2,334,501	4,004,001
Net income loss attributable to cbdMD Inc. common shareholders	(4,375,403)	(7,704,127)

Shares used in computing basic earnings per share	4,022,629	539,069
Shares used in computing diluted earnings per share	4,022,629	539,069

Earnings per share Basic:		-
Basic earnings per share	(1.09)	(14.29)

Earnings per share Diluted:
Diluted earnings per share	(1.09)	(14.29)

At the year ended  September 30, 2025, 100,993 potential shares underlying options, unvested RSUs and warrants as well as 1.7 million shares issuable upon conversion of our Series B Preferred stock which are excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 15 – INCOME TAXES

The Company generated operating losses for the years ended September 30, 2025 and 2024 on which it has recognized a full valuation allowance. The Company accounts for is state franchise and minimum taxes as a component of its general and administrative expenses.

The following table presents the components of the provision for income taxes from continuing operations for the fiscal years ended September 30, 2025 and 2024:

Year Ended September 30,
	2025	2024
Current
Federal	$-	$-
State	-	-
Total current	-	-
Deferred
Federal	-	-
State	-	-
Total deferred	-	-
Total provision	$-	$-

A reconciliation for the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.8)	2.1
Permanent differences	(4.3)	11.9
Contingent derivative expense	0.0	0.5
Change in value of convertible debt	(1.0)	(2.5)
Expiration of tax carryovers	(28.9)	-
Change in valuation allowance	14.0	(33.0)
Provision for income taxes	0.0%	0.0%

Significant components of the Company’s deferred income taxes are shown below:

	Year Ended September 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$15,651,000	$15,478,000
ROU - Liability	174,000	22,000
Capital loss carryforward	112,000	702,000
Allowance for doubtful accounts	134,000	77,000
Stock compensation	483,000	481,000
Intangibles	244,000	176,000
Investments	551,000	573,000
Accrued expenses	113,000	101,000
Inventory reserve	11,000	-
Fixed Assets	46,000	57,000
Capitalized expenses	159,000	146,000
Charitable contributions	8,000	13,000
Total deferred tax assets	17,686,000	17,826,000

Deferred tax liabilities:
Prepaid Expenses	(68,000)	(76,000)
ROU - Assets	(157,000)	(19,000)
Intangibles	-	-
Total deferred tax liabilities	(225,000)	(95,000)
Net deferred tax assets	17,461,000	17,731,000
Valuation allowance	(17,461,000)	(17,731,000)

Net deferred tax liability	$-	$-

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

At September 30, 2025, the Company has utilizable NOL carryforwards of approximately $69.1 million which for federal purposes will carryforward indefinitely.

The Company accounts for its state franchise and minimum taxes as a component of its general and administrative expenses.

The Company files income tax returns in the United States, and various state jurisdictions. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30, 2025 and 2024, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 16 - SEGMENT INFORMATION

The Company operates as a single reportable segment. Our chief operating decision maker (CODM) is the Chief Executive Officer, who reviews financial information on a consolidated basis for purposes of assessing performance and allocating resources. Accordingly, all of the Company's operations are considered a single operating segment under the criteria of ASC 280, Segment Reporting.

Because we have a single reportable segment, the segment information presented herein is consistent with the consolidated financial statements. The required segment information for revenue, profit or loss, assets, and specified expenses (such as depreciation and amortization) can be found on the face of the Consolidated Income Statement and Consolidated Balance Sheet.

NOTE 17 – SUBSEQUENT EVENTS

H.R. 5371 - Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026

On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also limits any THC content to 0.4mg per container for hemp-derived consumable products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. cbdMD was founded using THC-free broad spectrum, however a significant amount of our revenues are from products that contain low-dose hemp-derived THC that complies with the original Farm-bill, but would be limited by the Act. Further clarification on the definition of THC will be due within 90 days of the Act’s effectiveness.

Executive Employment

On November 28, 2025, the Company entered into an Executive Employment Agreement with T. Ronan Kennedy, the Company’s Chief Executive Officer and Chief Financial Officer.  The term of the Agreement commenced on November 28, 2025 and expires three years thereafter and may be extended for additional one-year periods unless terminated. The Company will pay Mr. Kennedy a base salary of $340,000. The Company also granted Mr. Kennedy a restricted stock award for 445,000 shares of the Company’s common stock pursuant to the Company’s 2025 Equity Compensation Plan (the “2025 Plan”). The vesting and issuance of the shares is subject to shareholder approval.

Equity Compensation Plan

On November 28, 2025, the board of directors of the Company approved the 2025 Plan, as the Company’s 2015 Equity Compensation Plan has expired and there is a nominal number of shares available under the Company’s 2021 Equity Compensation Plan. The Company’s board of directors will recommend that the 2025 Plan be approved by its shareholders at the Company’s upcoming 2026 annual meeting. The purpose of the 2025 Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company and its subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The 2025 Plan reserves 891,316 shares of our common stock for issuance pursuant to the terms of the plan upon the grant of plan options, restricted stock awards, or other stock-based awards granted under the 2025 Plan. The 2025 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2025 Plan will automatically increase on October 1 of each calendar year during the term of the 2025 Plan, beginning with calendar year 2026, (i) by an amount equal to 2% of the total number of shares of common stock outstanding on September 30 of the such calendar year, up to a maximum of 300,000 shares or (ii) to no more than 10% of the then number of issued and outstanding shares of the Company’s common stock as of the date of such increase.

ELOC

On December 15, 2025, the Company entered into a Securities Purchase Agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP, an accredited investor (the “ELOC Purchaser”). Pursuant to the ELOC Agreement, the Company agreed to sell, and the ELOC Purchaser agreed to purchase, up to $10 million (the “Available Amount”) of the Company’s common stock (the “Purchase Shares”), subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock in accordance with the rules of the NYSE American. The transactions contemplated by the ELOC Agreement are subject to the Company registering the ELOC Purchaser’s resale of the Purchase Shares on a registration statement to be filed with the SEC. Concurrent with the execution of the ELOC Agreement, the Company entered into a registration rights agreement with the ELOC Purchaser. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement on Form S-1 with the SEC covering the resale of the shares of common stock sold under the ELOC, on or before the 30th calendar day following the date of the Registration Rights Agreement and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC at the earliest practicable date, subject to limited exceptions described therein. The registration rights granted under the Registration Rights Agreement are subject to certain conditions and limitations and are subject to customary indemnification and contribution provisions.  In connection with entering into the ELOC Agreement, the Company agreed to immediately issue to the ELOC Purchaser, 40,000 shares of common stock as commitment shares and, thereafter an amount of shares equal to 0.5% of the Available Amount, which shall be issued in a pro rated fashion simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement. The Company does not have a right to commence any sales of common stock to the ELOC Purchaser under the ELOC Agreement until the time when all of the conditions to the Company’s right to commence sales of Purchase Shares to the ELOC Purchaser set forth in the ELOC Agreement have been satisfied, including that a registration statement covering the resale of the Purchase Shares is declared effective by the SEC and the final form of prospectus contained therein is filed with the SEC (the “Commencement Date”). At any time from and after the Commencement Date, on any business day on which the previous business day’s closing sale price of common stock was equal to or greater than $0.50 (the “Purchase Date”), the Company may direct the ELOC Purchaser to purchase a specified number of shares of common stock (a “Fixed Purchase”) not to exceed on any single business day the lesser of (i) $500,000 of shares of common stock or (ii) $10,000,000 in the aggregate of Fixed Purchases (as defined in the ELOC Agreement), at a purchase price equal to the lesser of 95% of (i) the lowest sale price of the common stock on the trading day immediately prior to such applicable Purchase Date or (ii) the daily volume weighted average price of the common stock for the five trading days immediately preceding the applicable Purchase Date for such Fixed Purchase.

In addition, at any time from and after the Commencement Date, on any business day on which the previous business day’s closing sale price of the common stock is equal to or greater than $0.50 and such business day is also the Purchase Date for a Fixed Purchase of an amount of shares of common stock not less than the applicable Fixed Purchase Share Limit (as defined in the ELOC Agreement) (the “VWAP Purchase Date”), the Company may also direct the ELOC Purchaser to purchase an additional number of shares of common stock (a “VWAP Purchase”) at a purchase price equal to the lesser of 95% of (i) the closing price of a share of common stock on the trading day immediately prior to such applicable Purchase Date and (ii) the lowest sale price on the VWAP Purchase date.  If the Company makes certain issuances of its securities within a specified period of time after a Purchase Date and such securities are issued at prices (the “New Issuance Price”) less than the prices to be paid by the ELOC Purchaser in such Fixed Purchase or VWAP Purchase, the purchase price for such applicable Fixed Purchase or VWAP Purchase would be reduced to the New Issuance Price, subject to the terms and conditions set forth in the ELOC Agreement. Under the ELOC Agreement, in no event may the aggregate amount of Purchase Shares submitted in any single or combination of VWAP Purchase notices on a particular date require a payment from the ELOC Purchaser to us that exceeds $10,000,000, unless such limitation is waived by the ELOC Purchaser.

Series C Preferred

Effective December 18, 2025, the Company entered into Securities Purchase Agreements dated December 18, 2025 (“Series C Purchase Agreements”) with two institutional investors whereby the investors were issued an aggregate of 1,000,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) for aggregate gross proceeds of $2,250,000. The Company received net proceeds of $2,100,000 which shall be used for working capital purposes.

In addition, pursuant to the Purchase Agreements, the Company entered into a Registration Rights Agreement with each of the Investors pursuant to which the shares of common stock issuable upon conversion of the Series C Preferred Stock to the Investors are entitled to registration under the Securities Act. Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement to register the shares underlying the Series C Preferred Stock within 30 days following the closing date.

On December 18, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Designation”) designating 1,000,000 shares of the Company’s authorized preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share. Except for differences in the stated value, floor price and conversion price, the Series C Preferred Stock has terms and conditions that are substantially similar to those of the Company’s Series B Convertible Preferred Stock. Each share of the Series C Preferred Stock is convertible into common stock at a conversion price of $2.25, subject to anti-dilution adjustments and Alternate Conversion rights (as defined in the Certificate of Designation). The Series C Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the then Stated Value (as defined in the Certificate of Designation) shall be increased by the dividends as reasonably determined by the Company and the holders of the Series C Preferred Stock.

With respect to dividends, distributions, liquidation, dissolution and winding up of the Company, the Series C Preferred Stock ranks pari passu with the Series B Convertible Preferred Stock and is senior to all other shares of the Company’s capital stock unless otherwise consented to by the holders of the Series C Preferred Stock. The holders of Series C Preferred Stock have no voting power and no right to vote, except as required by the North Carolina Business Corporations Act or with respect to matters affecting the preferences, rights, privileges or powers relating to the Series C Preferred Stock. In addition, the Series C Preferred Stock is subject to a beneficial ownership limitation which prohibits any holder from beneficially owning more than 4.99% of the shares of the Company’s common stock outstanding immediately following such conversion.