Form 10-K/A
period 2025-09-30
cbdMD, Inc.
filed 2026-01-20
CIK 1644903

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,641,043 on March 31, 2025.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,495,561 shares of common stock are issued and outstanding as of January 16, 2026.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 10-K”), originally filed with the Securities and Exchange Commission on December 19, 2025 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file a definitive proxy statement which involves the election of directors within 120 days of the end of our fiscal year ended September 30, 2025. The information required by Part III was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement which involves the election of directors if such statement is filed no later than 120 days after the end of our fiscal year.

Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications by our principal executive officers and our principal financial officer in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements have been included in this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to December 19, 2025.

TABLE OF CONTENTS

		Page
		No
	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.	2
ITEM 11.	Executive Compensation.	6
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.	10
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.	11
ITEM 14.	Principal Accounting Fees and Services.	12
	PART IV

ITEM 15.	Exhibits and Consolidated Financial Statement Schedules.	12
ITEM 16.	Form 10-K Summary.	13

SIGNATURES

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD, “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI”, Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics” and Proline Global, LLC a North Carolina limited liability company which we refer to as “Proline Global.” In addition, “fiscal 2025” refers to the year ended September 30, 2025, and “fiscal 2024” refers to the year ended September 30, 2024.

We maintain a corporate website at www.cbdmd.com. The information contained on our corporate website and our various social media platforms are not part of this report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
T. Ronan Kennedy	47	Chief Executive Officer, Chief Financial Officer and Director
Bradley Whitford	45	Chief Accounting Officer, Treasurer and Secretary
Scott G. Stephen	60	Chairman of the Board of Directors
Bakari Sellers	41	Director
William F. Raines, III	66	Director
Dr. Sibyl Swift	45	Director
Kevin Roe	53	Director
Jeffrey Porter	66	Director

Ronan Kennedy. Mr. Kennedy has served as our Chief Financial Officer since October 2020. On March 3, 2021, he was appointed to serve as our Chief Operating Officer. On March 1, 2023, he was appointed Interim Chief Executive Officer and resigned as Chief Operating Officer. During March 2024 he was appointed full time chief executive officer. He has served as a member of our board of directors since December 2024. Prior to joining cbdMD, he served as Chief Financial Officer of AMV Holdings, LLC, a Mooresville, NC-based vaping and e-cigarette retailer, manufacturer and wholesaler from 2015 through October 2020. During his tenure, AMV grew from a nine-store regional chain to a platform of over 100 U.S. locations and a growing European footprint. Following the passing of the Farm Bill in late 2018, Mr. Kennedy assisted AMV expand into the manufacturing and retailing of CBD products. Prior to his role at AMV, Mr. Kennedy spent nine years at Meriturn Partners, LLC, a Raleigh, NC-based middle-market private equity firm focused on acquiring and advising middle-market companies, where he was a Principal. In his role with Meriturn Partners, LLC, Mr. Kennedy has led all facets of transactions, including due diligence, financial analysis and capital raising and in 2014 helped lead Meriturn’s original acquisition of AMV’s predecessor. Since 2014, Mr. Kennedy has also provided independent advisory and consulting services with select organizations and his engagements have included leading the financial analysis on sale-side engagements, assistance in negotiating a $40 million sale to a strategic buyer, advising secured creditors through restructuring of a restaurant group, and serving as a co- trustee for a specialty pharmaceutical company. From 2001 to 2004, Mr. Kennedy held engineering and manufacturing roles with Visteon Corporation, a $16 billion Tier 1 automotive supplier. Mr. Kennedy received a B.S. in Mechanical Engineering from Virginia Polytechnic Institute & State University and a M.B.A. from the Fuqua School of Business, Duke University. Mr. Kennedy previously served on the Board of Directors of Nexus Capital Real Estate Inc., a Rochester, NY-based real estate investment firm.

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

Scott G. Stephen. Mr. Stephen has been a member of our board of directors since April 2019 and Chairman since June 2022. Mr. Stephen has served as Chief Growth Officer of Guaranteed Rate Inc., a U.S. residential mortgage company headquartered in Chicago, IL, since February 2012. Mr. Stephen also serves as President of Guaranteed Rate Insurance and Ravenswood Title, affiliates of Guaranteed Rate Inc. From 2003 until 2012, he was employed by Playboy Enterprises, Inc., a leading men’s global entertainment and lifestyle company, serving in a variety of positions including Chief Operations Officer, Executive Vice President, Playboy Print/Digital Group and Executive Vice President and General Manager of Playboy Digital Media. From 1999 to 2003, Mr. Stephen was employed by Yesmail, Inc., an online relationship marketing company, serving as Chief Operating Officer and Vice President of Client Services and Operations. Mr. Stephen received a Bachelor of Business Administration in Finance from the University of Notre Dame and a Master of Management in Marketing and Organizational Behavior from the Kellogg School of Management at Northwestern University. We selected Mr. Stephen to serve on the board of directors because of his executive leadership positions, his positions with Guaranteed Rate Inc. and Playboy Enterprises and his extensive business background.

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

William F. Raines, III. Mr. Raines has been a member of our board of directors since April 2019. Since 2008, Mr. Raines has been employed by DataTech Global, LLC, a privately held technology company which focuses on online sales and marketing, serving as Chief Financial Officer from 2008 to 2012 and Chief Executive Officer since 2012. Mr. Raines has over 35 years of accounting and financial experience with a primary focus on financial control of operations, financial reporting, acquisitions and implementation of acquisition plans. Earlier in his career, from 1991 until 2006, Mr. Raines served in various capacities from Corporate Controller of Speedway Motorsports, Inc. (NYSE:TRK) to General Manager of SMI Properties, Inc., a subsidiary of Speedway Motorsports, Inc., and from 2009 until 2012 he was Chief Executive Officer and Chief Financial Officer of Intermark Brands, LLC, the manufacturer of Blu, an e-cigarette, and its related entities BLEC, LLC and QSN Technologies, LLC, which were subsequently sold to Lorillard Tobacco in 2012. Mr. Raines received a B.S. in Accounting from the University of Maryland in 1981. We selected Mr. Raines to serve on the board because of his extensive technology, accounting and mergers and acquisitions experience.

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

Kevin Roe. Mr. Roe has been a member of our board of directors since April 2025.  He is an executive with extensive business, sales and go-to-market experience in driving revenue growth and business transformation across multiple vertical markets. For the past three years, Mr. Roe has led sales and marketing efforts in the AI and Machine Learning space serving as VP of Sales for Digital Wildcatters, where he leads Sales and GTM strategy for their GenAI SaaS solutions. Prior to DW, Mr. Roe served as Global Vice President of Sales for Oracle where he led the AI and Machine Learning enterprise business and GTM commercialization of Oracle’s AI IaaS and GenAI strategy. From 2017 to 2022, Mr. Roe was Founder and President of Finny Innovations. Mr. Roe is also the Founder and Managing Director of Boulder Ventures, an investment fund focused on Real Estate, Technology and Biotech where he also serves as an advisor for early-stage companies. He holds a BBA from the University of Colorado, Boulder. We selected Mr. Roe to serve on the board of directors because of his business experience, technology, and sales leadership expertise. His deep knowledge of scaling GTM strategies, optimizing sales operations, and forging strategic partnerships will be beneficial in driving cbdMD’s market expansion, revenue growth, and long-term strategy.

Jeffrey Porter. Mr. Porter has been a member of our board of directors since April 2025.  He has served as an Investment Advisor of Porter Capital Management Investment Adviser since April 1992. Prior to Porter Capital, Mr. Porter was an investment banker at Kidder Peabody and founder and general partner of J. Porter & Co., a registered broker dealer. Mr. Porter has previously served on the board of directors for several private companies as well as the public company, Capital Bancorp. Mr. Porter is a graduate of Duke University where he graduated Magna Cum Laude. We selected Mr. Porter to serve on the board of directors because of his financial as well as experience with merger and acquisitions and capital markets experience.

Family Relationships

There are no family relationships between any of the executive officers and directors.

Key Employees

While not executive officers of our company, the following individuals have been deemed key employees of our company for fiscal 2025 and/or are expected to make significant contributions to our business.

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

The board of directors conducts its business through meetings and actions taken by written consent in lieu of meetings. Our independent directors meet in executive session at each regularly scheduled board meeting. During fiscal 2025, the board of directors held 11 meetings including annual meetings. During fiscal 2025, each director attended at least 80% of the aggregate of (i) the total number of meetings of the board of directors held during the period of such member’s service and (ii) the total number of meetings of the committees of the board of directors on which he served held during the period of such member’s service.

Board Leadership Structure and Board’s Role in Risk Oversight

Messrs. Sellers, Raines, Stephen, Roe and Porter are each considered an independent director within the meaning of Section 803 of the NYSE American LLC Company Guide. Dr. Swift is a former employee of our company. Mr. Kennedy serves as chief executive officer and chief financial officer. We do not have a “lead” independent director.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including operational risk, regulatory risk, strategic risk, reputation risk, credit risk, interest rate risk, and liquidity risk. Management is responsible for the day-to-day management of risks we face, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management process designed and implemented by management are adequate and functioning as designed. Our Chief Executive Officer and Chief Financial Officer is on the board and attends the board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters. Our employee board member, non-independent board member and the independent members of the board work together to provide strong, independent oversight of our company’s management and affairs through its standing committees and, when necessary, meetings of independent directors. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. Presently, the primary risks affecting us are: (i) our ability to continue as a going concern, (ii) increasing our customer base, (iii) diversifying our sales, and (iv) improving profitability.

Board Committees

The board of directors has a standing Audit Committee and a standing Compensation, Corporate Governance and Nominating Committee. Each committee has a written charter. The charters are available on our website at www.cbdmd.com. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Audit Committee	Responsibilities

Members:	The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

●William F. Raines, III (Chairman)	●the integrity of our financial statements;
●Kevin Roe	●our compliance with legal and regulatory requirements; and
●Scott G. Stephen	●the qualifications and independence of our independent registered public accountants.

Meetings in fiscal 2025: 5

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

Compensation, Corporate Governance and Nominating Committee	Responsibilities

Members: ● Bakari Sellers (Chairman) ● William F. Raines, III ● Jeffrey Porter Meetings in fiscal 2025: 1

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

Use of Outside Advisors

All compensation decisions are made with consideration of the committee’s guiding principles to provide competitive compensation for the purpose of attracting and retaining talented executives and of motivating our executives to achieve improved cbdMD executive performance, which ultimately benefits our shareholders. The committee has the sole authority to retain and terminate any advisors, including independent counsel, compensation consultants and other advisors to assist as needed, and has sole authority to approve the advisors’ fees, which will be paid by us, and the other terms and conditions of their engagement. The committee considers input and recommendations from management, including our Chief Executive Officer and Chief Financial Officer (who are not present during any committee deliberations with respect to compensation) in connection with its review of our compensation programs and its annual review of the performance of the other executive officers. During fiscal 2020 and 2021, the committee engaged the services of an independent compensation consultant, Willis Towers Watson, to provide it with an executive pay review. The committee takes into consideration the recommendations of the outside compensation consultant and our executive officers but retains absolute discretion as to whether to adopt such recommendations in whole or in part, as it deems appropriate.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

●	all individuals serving as our principal executive officer or acting in a similar capacity during fiscal 2025;
●	our two most highly compensated named executive officers at September 30, 2025 whose annual compensation exceeded $100,000; and
●

up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at September 30, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Options Awards ($) (1)	Non equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Ronan Kennedy, CEO and CFO	2025	275,000	25,000	-	-	-	-	-	300,000
	2024	275,000	-	-	-	-	-	-	275,000

Bradley Whitford, Chief Accounting Officer (2)	2025	192,308	15,000	-	-	-	-	-	207,308
	2024	181,375	-	-	-	-	-	-	181,375

1.

Represents the grant date value of the options and awards granted during the years presented, determined in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the awards are included in Note 9 of the notes to our consolidated financial statements appearing in our 2025 10-K.

2.	Mr. Whitford commenced serving as our Chief Accounting Officer in March 2024 and since 2021 is an employee of the Company.

Executive Employment Agreements

T. Ronan Kennedy. Mr. Kennedy was employed by the Company under an Executive Employment Agreement dated October 1, 2021. Effective November 28, 2025, the Company entered into an Executive Employment Agreement with Mr. Kennedy to serve as our Chief Executive Officer and Chief Financial Officer (the “Kennedy Employment Agreement”). The material terms of the agreement are as follows:

Term:

Three years, with the option of extending for additional automatic one-year terms unless either party provides written notice of non-renewal at least 60 days before expiration of the initial term or renewal term.

Annual base salary:	$340,000.

Restricted stock awards and stock options:

As additional compensation on the effective date of the agreement we granted him (i) a restricted stock award of an aggregate of 445,000 shares of common stock vesting subject to shareholder approval of the 2025 Equity Compensation Plan. Under Mr. Kennedy’s employment agreement dated October 1, 2021 we granted Mr. Kennedy: (i) a restricted stock award of 1,112 shares of our common stock, and (ii) 10 year stock options to purchase 7,778 shares of our common stock, vesting subject to continued employment as follows: (A) 2,223 shares at an exercise price of $157.50 per share which have vested; (B) an additional 2,778 shares at an exercise price of $225.00 per share which have vested; and (C) an additional 2,778 shares at an exercise price of $292.50 per share, which have also vested.

Performance bonus:

Mr. Kennedy is eligible for quarterly performance bonuses of $35,000 payable in cash, to be based upon his achievement of quarterly performance goals to be established by the Board upon recommendation of the Committee.

Discretionary bonus:

The Committee will review his performance on an annual basis, and in connection with such annual review, Mr. Kennedy may be entitled to receive an annual discretionary bonus in such amount as may be determined by the Board, upon the recommendation of the committee, in its sole discretion.

Other benefits:	Mr. Kennedy is entitled to participate in all benefit programs we offer our employees, reimbursement for business expenses and four weeks of paid vacation.

Claw back provision:

Any incentive-based compensation, or any other compensation, paid to Mr. Kennedy pursuant to the terms of the Kennedy Employment Agreement, or otherwise, is subject to recovery under any law, government regulation or stock exchange listing requirement, and will be subject to such deductions and claw back as may be required to be made pursuant to such law, government regulation or stock exchange listing requirement, or any policy adopted by the Company pursuant to any such law, government regulation or stock exchange listing requirement.

Termination:	The Kennedy Employment Agreement will terminate upon his death or as follows:

Disability:

If we should terminate the Kennedy Employment Agreement as a result of his disability (as defined in the agreement) he is entitled to his base salary for a period of 12 months following the date of termination.

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

Equity Compensation Plans

On June 2, 2015, our board of directors and shareholders adopted our 2015 Equity Compensation Plan (the “2015 Plan”) initially covering 26,112 shares of common stock. At the 2019 annual meeting of our shareholders, our shareholders approved an increase in the based number of shares of our common stock reserved for grants under the plan to 45,445 shares. The 2015 Plan expired June 2025.

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

On November 28, 2025, the board of directors of the Company approved the 2025 Equity Incentive Plan (the “2025 Plan”), as the 2015 Plan has expired and there is a nominal number of shares available under the 2021 Plan. Our board of directors will recommend that the 2025 Plan be approved by our shareholders at our upcoming 2026 annual meeting.  The 2025 Plan reserves 891,316 shares of our common stock for issuance pursuant to the terms of the plan upon the grant of plan options, restricted stock awards, or other stock-based awards granted under the 2025 Plan. The 2025 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2025 Plan will automatically increase on October 1 of each calendar year during the term of the 2025 Plan, beginning with calendar year 2026, (i) by an amount equal to 2% of the total number of shares of common stock outstanding on September 30 of the such calendar year, up to a maximum of 300,000 shares or (ii) to no more than 10% of the then number of issued and outstanding shares of the Company’s common stock as of the date of such increase.  Grants under the 2025 Plan will not vest until shareholder approval is received.

The purpose of each of the 2015 Plan, 2021 Plan and 2025 Plan (collectively, the “Plans”) is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The Plans are administered by our Compensation, Corporate Governance and Nominating Committee.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of September 30, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Plans approved by our shareholders
2015 Plan	23,358	187.09	450
2021 Plan	20,678	51.75	0

Plans not approved by shareholders	-	-	-

Please see Note 9 of the notes to our audited consolidated financial statements appearing in our 2025 10-K for more information on our 2015 Plan and 2021 Plan.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of September 30, 2025.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date	Number of shares of unit of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market of payout value of unearned shares, units or other rights that have not vested

T. Ronan Kennedy	278	-	-	1,260	10/1/2025	-	-	-	-
	348	-	-	1,800	10/1/2025	-	-	-	-
	348	-	-	2,340	10/1/2025	-	-	-	-
	209	-	-	706	10/1/2027	-	-	-	-

Bradley Whitford	42	-	-	360	1/27/2027	-	-	-	-
	42	-	-	84	1/9/2028	-	-	-	-

Compensation of Directors

In March 2021, after reviewing the results of an independent compensation study on public company executive and board compensation, the Compensation, Corporate Governance and Nominating Committee of our board of directors adopted a new compensation program for our independent directors. For the 2025 board term which began in March 2025, the components are set forth below:

Annual retainer	$35,000

Stock award, 1,572 shares of common stock, vesting quarterly on June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026.

Additional committee chairperson annual compensation:
Chairman of the Board of Directors	$26,500
Audit Committee	$17,000
Compensation, Corporate Governance and Nominating Committee	$7,000

Additional committee membership annual compensation (excluding committee chairperson):
Audit Committee	$8,500
Compensation, Corporate Governance and Nominating Committee	$4,000
No additional compensation for meeting attendance

Our non-executive employee director, Dr. Sibyl Swift, received the stock award and option grant disclosed above for her services as a member of our board of directors in fiscal 2025.

The following table sets forth the compensation paid or earned for fiscal 2025 by our independent directors and our non-management employee director.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Options Awards ($) (1)	Non equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

William F. Raines, III	$55,702	$1,493	-	-	-	-	$57,195
Bakari Sellers	$46,026	$1,493	-	-	-	-	$47,520
Scott G. Stephen	$69,627	$1,493	-	-	-	-	$71,120
Jeffery Porter	$19,292	$1,493	-	-	-	-	$20,786
Kevin Roe	$21,518	$1,493	-	-	-	-	$23,012
Dr. Sibyl Swift (2)	-	$1,493	-	-	-	113,567	$115,060

1.

Represents the grant date value of the options and awards granted during the years presented, determined in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the awards are included in Note 9 of the notes to our consolidated financial statements appearing in our 2025 10-K.

2.	Includes compensation specific to board role and compensation for consulting services. See “Certain Relationships and Related Transactions, and Director Independence.”

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

No stock options were issued to executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Anti-Hedging Policies

Under the Company’s Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging, pledging or shorting transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 16, 2026, we had 10,495,561 shares of our common stock issued and outstanding. The following table sets forth information known to us as of January 16, 2026 relating to the beneficial ownership of shares of our common stock by:

❖	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

❖	each director;

❖	each named executive officer; and

❖	all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 2101 Westinghouse Blvd., Suite A, Charlotte, NC 28273. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of our common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from January 16, 2026, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

Directors and Officers
T. Ronan Kennedy (1)	68,931	*
William F. Raines, III (2)	2,339	*
Bakari Sellers (3)	2,362	*
Scott G. Stephen (4)	2,449	*
Dr. Sibyl Swift (5)	2,182	*
Kevin Roe (6)	24,742	*
Jeffrey Porter (7)	574,709	5.5%
Bradley Whitford (8)	140	*
All names executive officers and directors as a group (eight persons)	677,854	6.5%

*         Less than 1%

(1)

The number of shares of our common stock beneficially owned by Mr. Kennedy includes 209 shares of common stock underlying stock options with exercise price of $709.20 per share. Includes shares Mr. Kennedy holds through the CRED Trust, which Mr. Kennedy serves as trustee and holds voting and dispositive control. Excludes a restricted stock award of an aggregate of 445,000 shares of common stock vesting subject to shareholder approval.

(2)

The number of shares of common stock beneficially owned by Mr. Raines includes 614 shares of common stock underlying vested stock options with exercise prices ranging from $7.44 to $1,947.60 per share. Excludes 393 shares of common stock underlying unvested restricted stock awards.

(3)

The number of shares of our common stock beneficially owned by Mr. Sellers includes 614 shares of our common stock underlying vested stock options with exercise prices ranging from $07.44 to $1,947.60 per share. Excludes 393 shares of common stock underlying unvested restricted stock awards.

(4)

The number of shares of our common stock beneficially owned by Mr. Stephen includes 614 shares of common stock underlying vested stock options with exercise prices ranging from $7.44 to $1.947.60 per share. Excludes 393 shares of common stock underlying unvested restricted stock awards.

(5)

The number of shares of our common stock beneficially owned by Dr. Swift includes 460 common stock options with exercise prices ranging from $7.44 to $360.00. Excludes 393 shares of common stock underlying unvested restricted stock awards.

(6)	The number of shares of our common stock beneficially owned by Mr. Roe excludes 393 shares of common stock underlying unvested restricted stock awards.

(7)

The number of shares of common stock beneficially owned by Mr. Porter includes (a) 465,955 shares of common stock owned by Porter Partners L.P., (b) 61,750 shares of common stock owned by Ben Joseph Partners, (c) 41,275 shares of common stock owned by Jeff Porter IRA-Beneficiary and (d) 4,550 shares of common stock owned by Beneficiary of Trust. Mr. Porter holds voting and dispositive control of each entity. Excludes 393 shares of common stock underlying unvested restricted stock awards.

(8)

The number of shares of our common stock beneficially owned by Mr. Whitford includes 445 shares of common stock as well as 84 shares of common stock underlying vested stock options with exercise prices ranging from $82.80 to $360.00.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided for fiscal 2025 and fiscal 2024:

	Fiscal 2025	Fiscal 2024

Audit Fees	$243,097	$231,653
Audit Related Fees	$46,986	$27,289
Tax Fees	$37,850	$39,200
All other Fees	-	-
Total	$327,933	$298,142

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

Pre-Approval Policy

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee of the board. The audit and tax fees paid to the auditors with respect to the fiscal 2025 and fiscal 2024 were approved by the Audit Committee of the board of directors.

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

(4) The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677 and they are located in Charlotte, NC.

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit No.	Filing or Furnished Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1
2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2
2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3
2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with and into cbdMD LLC	10-Q	2/14/19	2.4
2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with and into cbdMD LLC	10-Q	2/14/19	2.5
2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1
3.1	Articles of Incorporation	1-A	9/18/17	2.1
3.2	Articles of Amendment to the Articles of Incorporation - filed April 22, 2015	1-A	9/18/17	2.2
3.3	Articles of Amendment to the Articles of Incorporation - filed June 22, 2015	1-A	9/18/17	2.3
3.4	Articles of Amendment to the Articles of Incorporation - filed November 17, 2016	1-A	9/18/17	2.4
3.5	Articles of Amendment to the Articles of Incorporation - filed December 5, 2016	1-A	9/18/17	2.5
3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7
3.7	Articles of Amendment to Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-K	10/11/19	3.1(f)
3.8	Articles of Amendment of Articles of Incorporation, as amended, of cbdMD, Inc. effective April 24, 2023	8-K	4/27/23	3.1
3.9	Articles of Amendment Automatic Conversion of Series A Preferred Stock effective May 6, 2025	8-K	5/7/25	3.1
3.10	Articles of Amendment to the Articles of Incorporation 8 to 1 reverse split effective May 6, 2025	8-K	5/7/25	3.2
3.11	Certificate of Designation of Series B Convertible Preferred Stock filed September 29, 2025	8-K	10/6/25	3.1
3.12	Certificate of Designation of Series C Convertible Preferred Stock filed December 19, 2025				#Filed
3.13	Bylaws, as amended	1-A	9/18/17	2.6
4.1	2015 Equity Compensation Plan+	1-A	9/18/17	3.8

4.2	Form of Stock Option Award under 2015 Equity Compensation Plan*	1-A	9/18/17	3.9
4.3	2021 Equity Compensation Plan*	8-K	1/14/21	10.1
4.4	Form of Representative’s Warrant dated December 11, 2020	8-K	12/9/20	4.1
4.5	Form of Representative’s Warrant dated June 28, 2021	8-K	6/30/21	4.1
4.6	Form of Representative’s Warrant dated May 3, 2023	8-K	5/3/23	4.1
4.7	Convertible Promissory Note dated January 30, 2024	8-K	2/2/24	4.1
4.8	2025 Equity Compensation Plan+	8-K	11/28/25	10.2
10.1	Form of Indemnification Agreement	1-A	9/18/17	6.21
10.2	Office Lease dated July 11, 2019	10-Q	8/14/19	10.1
10.3	Warehouse Lease dated August 27, 2019	10-Q	2/13/20	10.1
10.4	Asset Purchase Agreement by and among Twenty Two Capital, LLC, cbdMD, Inc., John J. Wiesehan III, Vieo Design, LLC and Bradley D. Trawick dated June 22, 2021	8-K	7/27/21	10.1
10.5	Executive Employment Agreement dated October 1, 2021 between cbdMD, Inc. and T. Ronan Kennedy*+	8-K	10/5/21	10.1
10.6	Equipment Purchase Agreement effective April 7, 2022 by and between cbd Industries, LLC and Old Belts Extracts LLC	10-Q	4/7/22	10.21
10.7	Membership Interest Transfer Agreement dated June 22, 2022	10-Q	8/11/22	10.22
10.8	Agreement for Advertising Placement dated February 1, 2023+	S-1	3/13/23	10.17
10.9	Side Letter - Keystone Capital Partners, LLC	S-1	3/13/23	10.20
10.10	Common Stock Purchase Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.1
10.11	Registration Rights Agreement dated March 2, 2023 by and among cbdMD, Inc. and Keystone Capital Partners, LLC	8-K	3/2/23	10.2
10.12	Security Agreement, dated as of January 30, 2024, by and between cbdMD, Inc. and the Investors*	8-K	2/2/24	10.2
10.13	Registration Rights Agreement, dated January 30, 2024, by and between cbdMD, Inc. and the Investors	8-K	2/2/24	10.3
10.14	License Agreement, effective as of March 20, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.1
10.15	Lease Forbearance Agreement, dated as of March 14, 2024, by and between cbdMD, Inc. and HSKL, Inc.	8-K	3/18/24	10.2
10.16	Amendment to Extend Westinghouse Boulevard Lease dated November 26, 2024	8-K	11/27/24	10.1
10.17	Form of Preferred Stock Purchase Agreement between cbdMD, Inc. and the Selling Shareholders*	8-K	10/6/25	10.1
10.18	Form of Registration Rights Agreement between cbdMD, Inc. and the Selling Shareholders	8-K	10/6/25	10.2
10.19	Executive Employment Agreement dated November 28, 2025 between cbdMD, Inc. and T. Ronan Kennedy*+	8-K	11/28/25	10.1
10.20	Securities Purchase Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025, as amended				#Filed

10.21	Registration Rights Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025				#Filed
10.22	Form of Series C Preferred Stock Securities Purchase Agreement dated December 19, 2025				#Filed
10.23	Form of Registration Rights Agreement date December 19, 2025				#Filed
14.1	Code of Business Conduct and Ethics	1-A	9/18/17	15.1
19.1	Insider Trading Policy	10-K	12/22/23	19.1
21.1	List of Subsidiaries	S-1	2/16/24	21.1
23.1	Consent of Cherry Bekaert LLP				#Filed
24.1	Power of attorney (included on signature page of this report)				#Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer				#Filed
97.1	Clawback Policy	10-K	12/22/23	97.1
101 INS	Inline XBRL Instance Document				#Filed
101 SCH	Inline XBRL Taxonomy Extension Schema				#Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				#Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase				#Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				#Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*

Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon its request.

#	Previously filed (or with respect to Exhibit 32.1 furnished) with our 2025 10-K, originally filed with the SEC on December 19, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 20, 2026	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: January 20, 2026	cbdMD, Inc.

	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy
Chief Financial Officer (Principal Financial Officer)

Date: January 20, 2026	cbdMD, Inc.

	By:	/s/ Bradley Whitford
Bradley Whitford
Chief Accounting Officer