Form 10-Q
period 2025-12-31
cbdMD, Inc.
filed 2026-02-17
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

10,495,561 shares of common stock are issued and outstanding as of February 17, 2026.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD,” “we,” “us, “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI,” Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD,” Proline Global, LLC, a North Carolina limited liability company which we refer to as “Proline,” and cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics.” In addition, “fiscal 2025” refers to the fiscal year ended September 30, 2025, “fiscal 2026” refers to the fiscal year ending September 30, 2026, “first quarter of 2025” refers to the three months ended December 31, 2024 and “first quarter of 2026” refers to the three months ended December 31, 2025, “second quarter of 2025” refers to the three months ended March 31, 2025, “second quarter of 2026” refers to the three months ended March 31, 2026, “third quarter of 2025” refers to the three months ended June 30, 2025, and “third quarter of 2026” refers to the three months ended June 30, 2026.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	material risks associated with our overall business, including:
●	our history of losses, potential liquidity concerns, need to raise additional capital and our ability to continue as a going concern;
●	our current capitalization limits our ability to make strategic or accretive acquisitions or attract new investors;
●	our reliance to market to key digital channels;
●	our ability to acquire new customers at a profitable rate;
●	our ability to bring new and compelling dietary ingredients to market;
●	our reliance on third party raw material suppliers and manufacturers;
●	potential impact of tariffs; and
●	our reliance on third party compliance with our supplier verification program and testing protocols.

●	material risks associated with regulatory environment for dietary ingredients, including but not limited to CBD, including:
●	federal laws as well as FDA, FTC or DEA interpretation of existing regulation and pending federal executive order and law changes;
●	state and local laws pertaining to regulated dietary ingredients (such as industrial hemp), beverages and their derivatives;
●	costs to us for compliance with laws and the risks of increased litigation; and
●	possible changes in the use of dietary ingredients (such as CBD).

●	material risks associated with the ownership of our securities, including;
●	the risks for failing to maintain compliance with the continued listing standards of the NYSE American;
●	the designations, rights and preferences of our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock;
●	the risks for the potential dilution from the conversion of our Series B and C Convertible Preferred Stock and the potential adjustment of conversion rights of such securities; and
●	the risks for the potential dilution from our equity line of credit.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A and Risk Factors appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2025 (the “2025 10-K”), and as amended on January 20, 2026, as well as our other filings with the SEC. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2025 AND SEPTEMBER 30, 2025

(Unaudited)

	December 31,	September 30,
	2025	2025
Assets

Current assets:
Cash and cash equivalents	$3,387,933	$2,261,242
Accounts receivable, net	1,117,642	1,040,887
Inventory, net	2,979,948	2,732,127
Inventory prepaid	164,637	214,795
Prepaid sponsorship	14,235	25,231
Prepaid expenses and other current assets	501,037	277,147
Total current assets	8,165,432	6,551,429

Other assets:
Property and equipment, net	388,018	277,377
Operating lease assets	532,746	703,934
Deposits for facilities	62,708	62,708
Intangible assets, net	1,933,220	2,124,502
Investment in other securities, noncurrent	700,000	700,000
Total other assets	3,616,692	3,868,521

Total assets	$11,782,124	$10,419,950

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2025 AND SEPTEMBER 30, 2025
(Unaudited)
(continued)

	December 31,	September 30,
	2025	2025
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$880,978	$1,173,642
Accrued expenses	$811,528	$735,672
Deferred revenue	$488,626	$506,289
Operating leases – current portion	$593,026	$778,240
Total current liabilities	$2,774,158	$3,193,843

Total liabilities	$2,774,158	$3,193,843

Commitments and Contingencies (Note 10)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 1,591,210 and 1,700,000 shares issued and outstanding, respectively	1,591	1,700
Common stock, authorized 150,000,000 shares, $0.001
par value, 10,070,560 and 8,917,054 shares issued and outstanding, respectively	10,071	8,917
Additional paid in capital	$188,756,057	$186,650,640
Accumulated deficit	$(179,759,753)	$(179,435,150)
Total cbdMD, Inc. shareholders' equity	$9,007,966	$7,226,107

Total liabilities and shareholders' equity	$11,782,124	$10,419,950

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE Three MONTHS ENDED December 31, 2025 and 2024
(Unaudited)

	Three Months Ended December 31,
	2025	2024

Gross Sales	$5,016,904	$5,113,476
Total Net Sales	$5,016,904	$5,113,476
Cost of sales	$2,015,610	$1,712,867
Gross Profit	$3,001,294	3,400,609

Operating expenses	$3,287,582	$3,486,881
Loss from operations	$(286,288)	$(86,272)
Decrease in fair value of convertible debt	$-	$89,963
Interest income	$3,157	$11,404
(Loss) income before provision for income taxes	$(283,131)	$15,095

Net (Loss) income	$(283,131)	$15,095
Preferred dividends	$41,471	$1,000,501

Net Loss attributable to cbdMD, Inc. common shareholders	$(324,602)	$(985,406)

Net Loss per share:
Basic and Diluted loss per share	$(0.04)	$(1.73)
Weighted average number of shares Basic and Diluted:	9,003,951	569,008

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE Three MONTHS ENDED December 31, 2025 and 2024
(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(283,131)	$15,095
Adjustments to reconcile net loss to net cash used by operating activities:
Restricted stock expense	$2,505	$2,007
Issuance of stock for services	$-	$82,250
Intangibles amortization	$191,282	$191,267
Depreciation	$54,160	$106,740
(Decrease) in fair value of convertible debt	$-	$(89,963)
Amortization of operating lease asset	$171,188	$41,131
Changes in operating assets and liabilities:
Accounts receivable	$(76,755)	$(288,936)
Inventory	$(247,821)	$249,051
Prepaid inventory	$50,158	$(197,813)
Prepaid expenses and other current assets	$(212,894)	$(216,256)
Accounts payable and accrued expenses	$(276,942)	$(236,770)
Operating lease liability	$(185,214)	$-
Deferred revenue / customer deposits	$1,000	$24,248
Cash used by operating activities	$(812,464)	$(317,949)
Cash flows from investing activities:
Purchase of property and equipment	$(164,802)	$(164,387)
Cash flows from investing activities	$(164,802)	$(164,387)
Cash flows from financing activities:
Proceeds from issuance of Preferred stock	$2,103,957	$-
Cash flows from financing activities	$2,103,957	$-
Net (decrease) increase in cash	$1,126,691	$(482,336)
Cash and cash equivalents, beginning of period	$2,261,242	$2,452,553
Cash and cash equivalents, end of period	$3,387,933	$1,970,217

Supplemental Disclosures of Cash Flow Information:

	2025	2024

Non-cash financial/investing activities:
Issuance of shares for conversion of debt and accrued interest	$-	$718,490
Issuance of shares for service	$-	$82,250
Change in lease asset	$-	$1,164,652
Preferred dividends accrued but not paid	$41,471	$1,000,501

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE three months ended December 31, 2025
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2025	8,917,054	$8,917	1,700,000	$1,700	$186,650,640	$(179,435,150)	$7,226,107
Issuance of Common stock	4,716	5	-	-	(5)	-	-
Issuance of stock options for share based compensation	-	-	-	-	2,505	-	2,505
ELOC commitment shares	40,000	40	-	-	(40)	-	-
Preferred Stock issuance	-	-	1,000,000	1,000	2,102,957	-	2,103,957
Preferred stock conversion	1,108,790	1,109	(1,108,790)	(1,109)	-	-	-
Preferred dividend	-	-	-	-	-	(41,471)	(41,471)
Net Income	-	-	-	-	-	(283,131)	(283,131)
Balance, December 31, 2025	10,070,560	$10,071	1,591,210	$1,591	$188,756,057	$(179,759,752)	$9,007,966

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE three months ended December 31, 2024
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2024	492,383	$492	5,000,000	$5,000	$(7,189)	$184,033,012	$(182,067,898)	$1,963,417
Issuance of Common Stock	1,000	1	-	-	-	(1)	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	-	2,007	-	2,007
Change in fair value of debt related to credit risk	-	-	-	-	(588)	-	-	(588)
Issuance of Common Stock, Convertible Notes	177,633	178	-	-	-	719,733	-	719,911
Issuance of Common Stock, GSS Agreement	21,875	22	-	-	-	82,228	-	82,250
Preferred dividend	-	-	-	-	-	-	(1,000,501)	(1,000,501)
Net Loss	-	-	-	-	-	-	15,095	15,095
Balance, December 31, 2024	692,891	$693	5,000,000	$5,000	$(7,777)	$184,836,979	$(183,053,304)	$1,781,591

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

cbdMD, Inc. (“cbdMD,” “we,” “us,” “our,” or the “Company”) is a corporation organized under the laws of the State of North Carolina, formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016 we changed the name of the Company to Level Brands, Inc. and on May 1, 2019 we changed the name of our Company to cbdMD, Inc. We operate from offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

There have been no material changes in the Company's significant accounting policies from those previously disclosed in the Annual Report as of and for the fiscal year ended September 30, 2025 as filed on Form 10-K, as amended (the “2025 10-K”).

The accompanying unaudited interim condensed consolidated financial statements of cbdMD have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2025 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; CBDI, Paw CBD, Proline and Therapeutics. All material intercompany transactions and balances have been eliminated in consolidation.

Reverse Stock Split

On  April 17, 2025, the Board of Directors effected a reverse stock split at a ratio of one-for-eight, effective as of  May 6, 2025. Unless otherwise indicated, all share numbers in this filing, including shares of common stock and all securities convertible into, or exercisable for, shares of common stock, give effect to the reverse stock split (the “Reverse Stock Split”).

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP and requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, allowances for credit losses, inventory valuation reserves, expected sales returns and allowances, certain assumptions related to the valuation of investments and other securities, acquired intangibles and long-lived assets, the recoverability of intangible and long-lived assets, and income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities. Actual results could differ from these estimates. The Company continues to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate.

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at cost less an allowance for credit losses, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. The balance for allowance for credit losses was $600,983 and $599,521 on  December 31, 2025 and September 30, 2025, respectively.

The following table represents a summary of the allowance for credit losses for the periods ended December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025

Credit loss allowance - beginning of period	$599,521	$346,197
Credit loss provision	40,963	635,912
Write offs	(39,501)	(382,588)
Recoveries	-	-
Credit loss allowance - end of period	$600,983	$599,521

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.5% and 4.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At December 31, 2025 and September 30, 2025, the receivable from payment processors included approximately $744,662 and $786,449, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, freight-in, and production fill and labor. Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. We assess inventory quarterly for slow moving products and potential impairments and at a minimum perform a physical inventory count annually near fiscal year end. The reserve for inventory was $46,848 and $48,738 for December 31, 2025 and September 30, 2025, respectively.

Property and Equipment

Property and equipment items are stated at cost, less accumulated depreciation. Expenditures on routine maintenance and repairs are charged to operations as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for manufacturing equipment and automobiles and three years for software, computer, and furniture and equipment. The useful life for leasehold improvements are over the term of the lease, or the remaining economic life of the asset, whichever is shorter. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statements of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

Fair Value Accounting

The Company utilizes relevant accounting standards for fair value, which include the definition of fair value, the framework for measuring fair value, and disclosures about fair value measurements. Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

When the Company records an investment in marketable securities the carrying value is assigned at fair value. Any changes in fair value for marketable securities during a given period will be recorded as an unrealized gain or loss in the consolidated statement of operations. For investment in other securities without a readily determinable fair value, the Company may elect to estimate its fair value at cost less impairment plus or minus changes resulting from observable price changes.

The Company elected the fair value option for its convertible notes. The convertible notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk, are recorded in non-operating income (loss). The changes in fair value related to instrument-specific credit risk are recorded through other comprehensive loss. See Note 11 for more information related to the convertible notes.

Intangible Assets

Trademarks, tradenames, and technology relief from royalty are amortized over an estimated useful life of 5-10 years. The Company performs impairment tests whenever events or changes in circumstances indicate that the asset group's carrying value  may not be recoverable.

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

Performance Obligations

Contract liabilities represent unearned revenues and are presented as deferred revenue on the condensed consolidated balance sheets.

Other than accounts receivable, the Company has no material contract assets at December 31, 2025.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months Ended December 31,
	2025	% of total	2024	% of total

E-commerce sales	$3,601,865	71.8%	$3,952,729	77.3%
Wholesale sales	$1,415,039	28.2%	$1,160,747	22.7%
Total Net Sales	$5,016,904	100.0%	$5,113,476	100.0%

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

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three months ended December 31, 2025.

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

Liquidity and Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $283,131 for the three months ended December 31, 2025, and an accumulated deficit of approximately $179.8 million at  December 31, 2025.

While the Company believes in the viability of its strategy and path to profitability, and in its ability to raise additional funds, there can be no assurance that these actions will be successful. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire additional funding on commercially reasonable terms, if required. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date that the accompanying condensed consolidated financial statements are issued. These condensed consolidated financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that  may result in the Company's inability to continue as a going concern.

Convertible Notes

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024 with five institutional investors (the “Investors”) pursuant to which the Investors advanced the Company an aggregate of $1,250,000 in gross proceeds and the Company issued to each Investor an 8% Senior Secured Original Issue 20% Discount Convertible Promissory Note, in the aggregate principal amount of $1,541,666 (the “Notes”). The Company is using the proceeds from the issuance of the Notes for working capital and general corporate purposes. During the fiscal year ended September 30, 2025 the Notes were converted and satisfied in full and are no longer an obligation of the Company.

New Accounting Standards

In  November 2023, the FASB issued guidance that updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance on an annual and interim basis. The Company adopted this guidance for its annual period ending  September 30, 2025. While the adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements, the new guidance resulted in increased disclosures on reportable segments in Note 15 of the Notes to the Consolidated Financial Statements.

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

NOTE 2 – MARKETABLE SECURITIES AND INVESTMENT OTHER SECURITIES

The Company has, from time to time, entered into contracts where a portion of the consideration provided by the counterparty in exchange for the Company’s products or services was common stock, options or warrants (an equity position). In these situations, upon invoicing the customer for the stock or other instruments, the Company recorded the receivable as accounts receivable other, and used the value of the stock or other instrument upon invoicing to determine the value. In determining fair value of marketable securities and investment other securities, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. The Company determines the fair value of marketable securities and investment other securities based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the fair value hierarchy distinguishes between observable and unobservable inputs.

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC (“Steady State”). The equipment sale is initially valued at approximately $1.8 million for accounting purposes, the sale price consisting of products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's completed Series C financing. In September of 2023, the Company impaired this investment by $700,000. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs and has included it in non-current assets on the accompanying condensed consolidated balance sheets as the Company plans to hold this investment.

In valuing the investments, the Company used the value paid, which was the price offered to all third-party investors.

NOTE 3 - INVENTORY

Inventory at December 31, 2025 and September 30, 2025 consists of the following:

	December 31,	September 30,
	2025	2025
Finished Goods	$1,718,812	$1,577,309
Inventory Components	1,307,984	1,203,556
Inventory Reserve	(46,848)	(48,738)
Inventory prepaid	164,637	214,795
Total Inventory	$3,144,585	$2,946,922

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the three months ended December 31, 2025.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31,	September 30,
	2025	2025
Computers, furniture and equipment	$1,917,049	$1,758,805
Manufacturing equipment	295,111	288,554
Leasehold improvements	495,581	495,581
	2,707,741	2,542,940
Less accumulated depreciation	(2,319,723)	(2,265,563)
Property and equipment, net	$388,018	$277,377

Depreciation expense related to property and equipment was $54,160 and $106,740 for the three months ended December 31, 2025 and 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following as of:

	December 31,	September 30,
	2025	2025
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to CBD MD limited mark	368,000	368,000
Tradename related to DirectCBDOnline.com	749,567	749,567
Accumulated impairment of intangible assets	(17,504,000)	(17,504,000)
Accumulated amortization of definite lived intangible assets	(3,983,191)	(3,791,909)
Total	$1,933,220	$2,124,502

Amortization expense related to definite lived intangible assets was $191,282 and $191,267 for the three months ended December 31, 2025 and 2024, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

None.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock Conversion and Reverse Stock Split

In October 2019, the Company designated 5,000,000 of it's 50,000,000 authorized shares of preferred stock as 8.0% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). Series A Preferred Stock ranked senior to common stock for liquidation or dividend and holders were entitled to receive cumulative cash dividends at an annual rate of 8.0% payable monthly in arrears for the prior month.

Among other matters, during the Company's annual meeting held on April 10, 2025, the shareholders of the Company approved:

i.

an amendment the Certificate of Designation of the Company’s Series A Preferred Stock to include an automatic conversion provision whereby each outstanding share of Series A Preferred Stock, together with accrued and unpaid dividends, would automatically convert into thirteen shares of Common Stock, at an effective date determined by of the Board of Directors (the “Automatic Preferred Conversion”); and

ii.

an amendment to the Company’s Articles of Incorporation to authorize the Board of Directors to effect a reverse stock split of the then outstanding shares of Common stock at a specific ratio, ranging from one-for-three to one-for-ten, to be determined by the Board of Directors at a date and time to be determined by the Board of Directors.

The Board of Directors elected to effectuate the Automatic Preferred Conversion on May 6, 2025 at 4:01 p.m. Eastern Time (the “Mandatory Exchange Date”). On the Mandatory Exchange Date, all Series A Preferred Stock, together with accrued and unpaid dividends, was converted in to 65,000,000 shares (pre-split) of Common Stock, dividends on converted shares ceased to accrue, and the Series A Preferred Stock ceased trading.

The Board of Directors elected to implement a one-for-eight (1:8) reverse stock split of the Company’s common stock (the “Reverse Stock Split”) on May 6, 2025, effective at 4:02 p.m. Eastern Time, immediately following and therefore inclusive of shares of common stock issued in connection with the Automatic Preferred Conversion. Following the Reverse Stock Split, holders of fractional shares received, in lieu of a fractional share, the number of shares rounded up to the next whole number (“Round Up Shares”). 89 Round Up Shares were issued as a result of the Reverse Stock Split.

Preferred stock transactions

On September 29, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Series B Certificate of Designation”) designating 1,700,000 shares of the Company’s authorized preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share and stated value of $1.00 per share. Each share of the Series B Preferred Stock is initially convertible into common stock at an initial conversion price of $1.00, subject to anti-dilution adjustments and price protection provisions, which may be triggered upon the issuance of common stock options or convertible securities at a price below the then-applicable conversion price, and Alternate Conversion rights (as defined in the Series B Certificate of Designation) resulting from a Triggering Event (as defined in the Series B Certificate of Designation). The Series B Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Series B Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the Stated Value (as defined in the Series B Certificate of Designation) shall be increased by the amount of such unpaid dividends. The Series B Preferred Stock is further subject to repricing adjustments upon the effectiveness of a registration statement wherein the conversion price shall equal the lower of (a) the original conversion price or (b) the closing price of the common stock on the effective date of such registration statement. Additionally, the Series B Preferred Stock is subject to future financing exchange options upon any issuance by the Company, or subsidiaries, of any security with terms more favorable than those set forth in the Series B Certificate Designation.

With respect to dividends, distributions, liquidation, dissolution and winding up of the Company, the Series B Preferred Stock ranks pari passu with the Series C Convertible Preferred Stock and senior to all other shares of the Company’s capital stock unless otherwise consented to by the holders of the Series B Preferred Stock. The holders of Series B Preferred Stock have no voting power and no right to vote, except as required by the North Carolina Business Corporations Act or with respect to matters affecting the preferences, rights, privileges or powers relating to the Series B Preferred Stock. In addition, the Series B Preferred Stock is subject to a beneficial ownership limitation which prohibits any holder from beneficially owning more than 4.99% of the shares of the Company’s common stock outstanding immediately following such conversion. The Series B Certificate of Designation contains various restrictive covenants and protective provisions, including restrictions on the Company’s ability to incur additional indebtedness, redeem capital stock, pay cash dividends, dispose of assets outside of the ordinary course of business or make certain issuances of securities. The complete rights, preferences and limitations of the Series B Preferred Stock are set forth in the Series B Certificate of Designation which is filed as Exhibit 3.1 to the Company’s Form 8-K Current Report filed on October 6, 2025.

On December 19, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Series C Certificate of Designation”) designating 1,000,000 shares of the Company’s authorized preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share and stated value of $2.25 per share. Each share of the Series C Preferred Stock is initially convertible into common stock at a conversion price of $2.25, subject to anti-dilution adjustments and price protection provisions, which may be triggered upon the issuance of common stock options or convertible securities at a price below the then-applicable conversion price, and Alternate Conversion rights (as defined in the Series C Certificate of Designation) resulting from a Triggering Event (as defined in the Series C Certificate of Designation). The Series C Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Series C Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the Stated Value (as defined in the Series C Certificate of Designation) shall be increased by the amount of such dividends unpaid dividends. Further, the conversion price of the common stock is subject to adjustment on the effective date of the initial registration statement registering the shares of common stock issuable upon conversion of the Series C Preferred Stock, equal to the lower of the (a) original conversion price or (b) the closing sale price of the common stock on the date prior to the effective date of such registration statement subject to a floor price of $0.65 per share, and repricing adjustments upon the effectiveness of any subsequent registration statement wherein the conversion price shall equal the lower of the (a) original conversion price or (b) the closing price of the common stock on the effective date of such registration statement.

With respect to dividends, distributions, liquidation, dissolution and winding up of the Company, the Series C Preferred Stock ranks pari passu with the Series B Convertible Preferred Stock and is senior to all other shares of the Company’s capital stock unless otherwise consented to by the holders of the Series C Preferred Stock. The holders of Series C Preferred Stock have no voting power and no right to vote, except as required by the North Carolina Business Corporations Act or with respect to matters affecting the preferences, rights, privileges or powers relating to the Series C Preferred Stock. In addition, the Series C Preferred Stock is subject to a beneficial ownership limitation which prohibits any holder from beneficially owning more than 4.99% of the shares of the Company’s common stock outstanding immediately following such conversion. The Series C Certificate of Designation contains various restrictive covenants and protective provisions, including restrictions on the Company’s ability to incur additional indebtedness, redeem capital stock, pay cash dividends, dispose of assets outside of the ordinary course of business or make certain issuances of securities. The complete rights, preferences and limitations of the Series C Preferred Stock are set forth in the Series C Certificate of Designation which is filed as Exhibit 3.12 to the Company’s Form 10-K Annual Report for the year ended September 30, 2025 filed on December 19, 2025.

Securities Purchase Agreement

On December 15, 2025, the Company entered into a Securities Purchase Agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP, an accredited investor (the “ELOC Purchaser”). Pursuant to the ELOC Agreement, the Company agreed to sell, and the ELOC Purchaser agreed to purchase, up to $20,000,000 (the “Available Amount”) of the Company’s common stock (the “Purchase Shares”), subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock as of the date of the ELOC Agreement in accordance with the rules of the NYSE American. The transactions contemplated by the ELOC Agreement are subject to the Company registering the ELOC Purchaser’s resale of the Purchase Shares on a registration statement to be filed with the SEC. Concurrent with the execution of the ELOC Agreement, the Company entered into a registration rights agreement with the ELOC Purchaser. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement on Form S-1 with the SEC covering the resale of the shares of common stock sold under the ELOC, on or before the 30th calendar day following the date of the Registration Rights Agreement and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC at the earliest practicable date, subject to limited exceptions described therein. The registration rights granted under the Registration Rights Agreement are subject to certain conditions and limitations and are subject to customary indemnification and contribution provisions. In connection with entering into the ELOC Agreement, the Company agreed to immediately issue to the ELOC Purchaser 40,000 shares of common stock as commitment shares and thereafter an amount of shares equal to 0.5% of the Available Amount, which shall be issued in a pro rata fashion simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement. The Company does not have a right to commence any sales of common stock to the ELOC Purchaser under the ELOC Agreement until the time when all of the conditions to the Company’s right to commence sales of Purchase Shares to the ELOC Purchaser set forth in the ELOC Agreement have been satisfied, including that a registration statement covering the resale of the Purchase Shares is declared effective by the SEC and the final form of prospectus contained therein is filed with the SEC (the “Commencement Date”). At any time from and after the Commencement Date, on any business day on which the previous business day’s closing sale price of common stock was equal to or greater than $0.50 (the “Purchase Date”), the Company may direct the ELOC Purchaser to purchase a specified number of shares of common stock (a “Fixed Purchase”) not to exceed on any single business day the lesser of (i) $500,000 of shares of common stock or (ii) $20,000,000 in the aggregate of Fixed Purchases (as defined in the ELOC Agreement), at a purchase price equal to the lesser of 95% of (A) the lowest sale price of the common stock on the trading day immediately prior to such applicable Purchase Date or (B) the daily volume weighted average price of the common stock for the five trading days immediately preceding the applicable Purchase Date for such Fixed Purchase.

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

Common Stock Transactions

During the three months ended December 31, 2025, the Company (i) issued 1,108,793 shares during late December 2025 in connection with the conversion of the Series B Preferred Stock and (ii) 40,000 shares of common stock (commitment shares) in connection with the closing of the ELOC.

During the three months ended December 31, 2024, the Company (i) issued 177,633 shares of common stock for conversion of the Notes and (ii) 21,875 shares of common stock to a consultant for advisory services.

NOTE 8 – STOCK BASED COMPENSATION

The following table summarizes stock option activity for the three months ended December 31, 2025:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2025	5,517	$991.70	3.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(974)	1,838.81	-	-
Outstanding at December 31, 2025	4,543	810.10	2.35	-

Exercisable at December 31, 2025	4,543	$810.10	2.35	$-

As of December 31, 2025, there was no remaining unrecognized stock compensation costs as all stock options were vested.

NOTE 9 - WARRANTS

Transactions involving the Company equity-classified warrants for the three months ended December 31, 2025 are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2025	5,901	$244.06	3.42	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(429)	1,346.40	-	-
Outstanding at December 31, 2025	5,472	119.56	2.20	-

Exercisable at December 31, 2025	5,472	$119.56	-	$-

The following table summarizes outstanding common stock purchase warrants as of December 31, 2025:

	Number of shares	Weighted-average exercise price	Expiration
Exercisable at $1,350.00 per share	409	1,350.00	June 2026
Exercisable at $20.16 per share	5,063	20.16	April 2028
	5,472	$119.56

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

During 2025, the Company continued to expand distribution of its hemp-derived beverage products. The Company has entered into agreements with various distributors providing for the distribution of certain of our hemp-derived beverage products, subject to certain terms and conditions, which  may vary depending on the form of the agreement. Such agreements remain in effect for their then-current term as long as the Company's products are being distributed but are subject to specified termination rights held by each party. Additionally, the Company is entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, which  may be material depending on the agreement and the sell through of the product set.

NOTE 11 – NOTE PAYABLE

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024, with five institutional investors (the “Investors”) whereby the Investors advanced the Company an aggregate of $1.25 million in gross proceeds and the Company issued to the Investors 8% Senior Secured Original Issue 20% Discount Convertible Promissory Notes, in the aggregate principal amount of $1.54 million (the “Notes”).

Each Note bore interest of 8% per annum and was to mature on July 30, 2025. Further, the notes were convertible, at the option of the holder, into shares of common stock at a conversion price which was adjusted for certain down-round provisions, as defined in the Securities Purchase Agreement. At issuance, the Company elected the fair value option to account for the Notes. The Notes were initially recognized at a fair value of $2.7 million. Excluding the impact of the change in fair value related to instrument-specific credit risk, which was recorded in other comprehensive income, subsequent changes in fair value were recorded in non-operating income at each reporting period.

During fiscal 2025, the Company issued an aggregate of 267,597 shares of common stock to satisfy all remaining outstanding obligations of the Notes.

NOTE 12 – LEASES

The Company has lease agreements for its warehouse and executive office with the lease period expiring in September 2026. The Company recognizes leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classifies it as finance or operating. The Company’s lease is classified as an operating lease. The Company’s lease does not contain any residual value guarantees.

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

In addition to the monthly base amounts in the lease agreement, the Company is required to pay real estate taxes, insurance and common area maintenance expenses during the lease term and are treated as period expenses during the time incurred.

Lease costs on operating leases are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of operations.

Components of operating lease costs are summarized as follows:

Three Months
Ended
December 31,
2025
Total Operating Lease Costs	$180,974

Supplemental cash flow information related to operating leases is summarized as follows:

Three Months
Ended
December 31,
2025
Cash paid for amounts included in the measurement of operating lease liabilities	$195,000

As of December 31, 2025, our operating lease had a weighted average remaining lease term of 0.75 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of December 31, 2025 are summarized as follows:

For the year ended December 31,
2026	$603,200
Total future lease payments	603,200
Less interest	(14,157)
Total lease liabilities	$589,043

NOTE 13 – LOSS PER SHARE

At December 31, 2025, 490,850 potential shares underlying options, unvested RSUs and warrants as well as 1.6 million shares issuable upon conversion of our Series B and C Preferred stock were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share. At  December 31, 2024, 14,104 potential shares underlying options, unvested RSUs and warrants as well as 23,153 convertible preferred shares, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 14 – INCOME TAXES

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2023, the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At December 31, 2025, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

NOTE 15 – SEGMENT INFORMATION

The Company operates as a single reportable segment. Our chief operating decision maker (CODM) is the Chief Executive Officer, who reviews financial information on a consolidated basis for purposes of assessing performance and allocating resources. Accordingly, all of the Company's operations are considered a single operating segment under the criteria of ASC 280, Segment Reporting.

Because we have a single reportable segment, the segment information presented herein is consistent with the condensed consolidated financial statements. The required segment information for revenue, profit or loss, assets, and specified expenses (such as depreciation and amortization) can be found on the face of the condensed consolidated income statement and condensed consolidated balance sheet.

NOTE 16 – SUBSEQUENT EVENTS

On January 12, 2026, the Company and Gaia Botanicals, LLC, a Colorado limited liability company d/b/a Bluebird Botanicals (“Bluebird”) and Bluebird’s wholly owned subsidiaries entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, the Company acquired substantially all of Bluebird’s assets, including Bluebird’s brand name, website, related trademarks, inventory, and certain other assets, and assumed certain liabilities. This strategic acquisition brings together two mission-aligned brands and broadens the Company's customer base. The purchase consideration consisted of (i) 425,000 shares of the Company’s restricted common stock issued at closing and (ii) an earnout amount of up to 525,000 shares of the Company’s restricted common stock, subject to earnout share calculations and right of setoff as set forth in the Asset Purchase Agreement. The earnout shares shall be issued to Bluebird on or before the 60th day following the first anniversary of the closing date. The shares issued at closing and the earnout shares are subject to a 180-day lock-up agreement with certain limited transfer exceptions and dribble-out provisions.

On February 10, 2026, the Company entered into a Letter Agreement that amended the Series C Certificate of designation to adjust the initial conversion price from $2.25 to $1.13 per share upon the effectiveness of a registration statement covering the conversion shares and eliminate further adjustments upon the effectiveness of a registration statement covering shares of common stock issuable upon conversion of the Series C Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended December 31, 2025 and the three months ended December 31, 2024 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under the Part I, Item 1A, Risk Factors and Business sections in our 2025 10-K, this report, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD, and Bluebird Botanicals, as well as functional mushroom brand ATRx Labs, and Herbal Oasis, our line of THC beverages, We believe that we are an industry leader producing and distributing hemp derived solutions including broad spectrum CBD products and full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing powerful natural plant education, awareness and accessibility of high quality and effective products to all. We source hemp-derived cannabinoids, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum and Delta 9 products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining small amounts of THC that fall below the level of detection and are within the limits set in the 2018 Farm Act. In addition to our core brands, we also operate cbdMD Therapeutics to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

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

Bluebird Botanicals, is a line of premium full spectrum CBD Products.

cbdMD, Paw CBD, Oasis, Bluebird and ATRx products are distributed through our e-commerce websites, third party e-commerce sites, select distributors and marketing partners as well as a variety of brick-and-mortar retailers.

Recent Developments

Management continues to be very focused on our goal of delivering positive earnings through a combination of optimizing our product portfolio, right-sizing our cost structure and investing in marketing that will provide positive return on customer acquisition.

During the first quarter, legislation continued to be a key factor impacting the industry. On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also limits any THC content to 0.4mg per container for hemp-derived consumable products nationally effective November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. While cbdMD was founded using THC-free broad spectrum formulations, a significant amount of our revenues are derived from products that contain low-dose hemp-derived THC that complies with the original Farm Bill. The Act, if implemented as currently written, will in all likelihood have a material adverse impact on the Company’s business, results of operations, and financial condition. The majority of the Company’s revenue for the three months ended December 31, 2025 were derived from products that would comply with the Act's THC limitations, however a meaningful amount of revenue could be impacted should no changes in legislation occur. Management is actively monitoring this legislation and evaluating strategic alternatives to mitigate potential impacts, but there can be no assurance that the Company will be able to successfully adapt its product portfolio or that alternative legislation will be enacted. During December 2025, Senator Wyden introduced the Cannabinoid Safety and Regulation Act (“CSRA”) which has received strong support from industry and a number of legislators, and would mitigate damaging impact for the Act, should this be ultimately signed into law. On January 22, 2026, the Hemp Enforcement, Modernization, and Protection (“HEMP”) Act was filed in Congress lead by bi-partisan support. As of the date of this filing, there are no assurance that the CSRA or HEMP will be enacted. Additionally, we continue to see changing rules and regulation at the state level which is causing some disruption and additional costs.

Toward the end of the first quarter of 2026, the Company raised additional cash to bolster its balance sheet with the Series C Preferred Stock and structured an ELOC. Over the last few months, we have seen several instances where the stock price and volume spiked and the equity line of credit (“ELOC”) will allow us to prudently take advantage of these situations should they occur in the future.

The Company has continued to pursue several potential acquisitions since the conversion of the Series A Preferred Stock in 2025. In January 2026, the Company acquired the Bluebird Botanicals brand. The Company believes Bluebird provides (i) a large existing customer base that we believe is underserved with their existing product portfolio (ii) a brand name not defined by CBD, allowing for natural expansion into other natural products, (iii) significant SG&A synergies, (iv) intellectual property including self-GRAS status on their full spectrum product and (v) an estimated $500,000 in revenue per quarter with opportunities to grow. We believe this revenue, once fully integrated, can provide a step function in our growth and have a meaningful impact on non-GAAP EBITDA and Net Income

We remain focused on growing the Company in a smart, profitable manner along with appropriate cost controls.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business through the first quarter of 2026 and beyond:

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

●	Expand our revenue channels: We continued to pursue relationships with traditional retail accounts and distributors and believe our top brand awareness and effective marketing position us as a preferred CBD partner for key traditional retail accounts as this channel has continued to normalize. In 2025, we developed relationships with beer and alcohol distributors for our Oasis beverage line and have added several large beer distributors to support our brand. Oasis can now be found in Total Wine, Winn-Dixie, Piggly Wiggly and a growing number of national and regional grocery and c-store chains. Additionally, we are working to determine how to participate in the plan outlined by the President’s Medicare reimbursement program discussed in December 2025.

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

●

Cultivate Additional Brands: We continue to operate and attempt to grow the Paw CBD business. During fiscal 2024, we launched our nootropic mushroom line under the ATRx brand. During the first quarter of fiscal 2025, we launched a new line of hemp derived and nootropic beverages under the Oasis brand. We believe there are ongoing opportunities with these brands to focus on education, cross-selling and customer retention.

●	Acquisitions: We evaluate acquisitions (M&A) where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company. During January 2026, we acquired the Bluebird Botanicals brand.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended December 31,
	2025	2024	Change
Total net sales	$5,016,904	$5,113,476	$(96,572)
Cost of sales	2,015,610	1,712,867	302,743
Gross profit as a percentage of net sales	59.8%	66.5%	-6.7%
Operating expenses	3,287,582	3,486,881	(199,299)
Operating loss from operations	(286,288)	(86,272)	(200,016)
Net loss before taxes	(283,131)	15,095	(298,226)
Net loss attributable to cbdMD Inc. common shareholders	$(324,602)	$(985,406)	$660,804

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months Ended December 31,
	2025	% of total	2024	% of total
E-commerce sales	$3,601,865	71.8%	$3,952,729	77.3%
Wholesale sales	$1,415,039	28.2%	$1,160,747	22.7%
Total Net Sales	$5,016,904		5,133,476

Net Sales

We had total net sales of $5.0 million and $5.1 million for the three months ended December 31, 2025 and 2024, respectively, resulting in a decrease in net sales of $0.1 million or 1.9% quarter over quarter. This decrease is primarily due to slightly lower direct-to-consumer business over the prior year and holiday promotions that generated less revenue this year. Our wholesale business strengthened this quarter as we made progress with our Oasis brand and other cbdMD brand initiatives. Our team remains focused on driving revenue improvement across the business, and, as of the date of this filing, both December and January 2026 generated the highest respective December and January monthly revenue levels since 2022, excluding the contribution from the Bluebird Botanicals acquisition. We also anticipate the Bluebird acquisition to add more that $0.5 million in revenue per quarter once fully integrated. Despite the pervasive, industry wide challenges which we too are facing, we remain optimistic about our market positioning in fiscal 2026 and continue to seek to diversify revenue.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 40.2% and 33.5% for the three months ended December 31, 2025 and 2024, respectively. This slight increase in cost of sales is mostly attributed to (i) year over year increase in our warehouse lease cost, (ii) lower overhead absorption tied to revenue, (iii) ongoing state-level regulatory actions requiring packaging reworks, and (iv) a shift in revenue mix to more wholesale.

Operating expenses

Our principal operating expenses include staff-related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024	Change
Staff related expense	$1,263,071	$1,241,879	$21,192
Accounting/legal/professional outside services	242,220	345,410	(103,190)
Marketing	1,135,772	1,001,242	134,530
Merchant fees	142,377	148,639	(6,262)
R&D and regulatory	808	2,947	(2,139)
Rent and utilities	180,117	139,245	40,872
Non-cash stock compensation	4,932	3,082	1,850
Intangibles Amortization	191,282	191,267	15
Depreciation	54,160	106,740	(52,580)
All other expenses	72,843	306,430	(233,587)
Totals	$3,287,582	$3,486,881	$(199,299)

Our overall operating expenses decreased approximately $0.2 million or 5.7% for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. Accounting/legal/professional outside services and other operating expense savings were offset by an increase in marketing expense, rent and utilities related to the new warehouse lease in fiscal year 2025 and a slight increase in payroll. We are closely watching marketing expenses and working to improve spend efficiency with the goal of positively impacting (increasing) revenues. We have taken steps to reduce ongoing insurance and accounting costs which will be offset somewhat by an increase in payroll.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of approximately $3.4 million, working capital of $5.4 million and an accumulated deficit of approximately $179.8 million at December 31, 2025. At September 30, 2025, we had cash and cash equivalents of $2.3 million, working capital of $3.4 million and an accumulated deficit of approximately $179.4 million.

We do not have any commitments for material capital expenditures.

While the Company is taking strong action and believes that it can execute its strategy and path to profitability, including the Bluebird acquisition, and believes in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and cash flow and the ability to acquire additional funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that these financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

On June 5, 2025 and December 31, 2024, we received notifications from the NYSE American that the Company was no longer in compliance with NYSE American continued listing standards, specifically, continued listing standards set forth in Section 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years then ended and Section 1003(a)(ii) of the Company Guide requires a listed company to have stockholders’ equity of $4.0 million if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years then ended. As previously disclosed, all previously outstanding shares of our Series A Preferred Stock were converted to common stock on May 6, 2025 and all accrued dividends were eliminated. As part of this conversion, $6.7 million of accrued and unpaid dividends as of June 30, 2025 were converted to equity upon the Series A Preferred conversion which brought us into compliance with the NYSE American’s continued listing standards, and we maintained the continued listing standards for two fiscal quarters and complied with other provisions of Section 1003 of the Company Guide, including increased stockholders’ equity requirements of a minimum of $6.0 million, as we continued to incur annual losses from continuing operations and/or net losses for the fiscal year ended September 30, 2025. If we fail to maintain continued listing standards and the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain any additional financing to fund our operations that we may need. The NYSE American formally notified the Company in a letter dated December 5, 2025, confirming that cbdMD has resolved all deficiencies related to Sections 1003(a)(i) and (ii) of the NYSE American Company Guide. We currently comply with NYSE American continued listing standards.

Effective September 30, 2025, the Company entered into Securities Purchase Agreements dated September 29, 2025 with four institutional investors whereby the Investors were issued an aggregate of 1,700,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) for aggregate gross proceeds of $1.7 million. Additionally, on September 29, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation, (the “Series B Certificate of Designation”) designating 1,700,000 shares of the Company’s authorized preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share and stated value of $1.00 per share. Each share of the Series B Preferred Stock is initially convertible into common stock at a conversion price of $1.00 per share, subject to anti-dilution adjustments and price protection provisions, which may be triggered upon the issuance of common stock, options or convertible securities at a price below the then-applicable conversion price, and Alternate Conversion rights (as defined in the Series B Certificate of Designation) resulting from a Triggering Event (as defined in the Series B Certificate of Designation). The Series B Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Series B Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the Stated Value (as defined in the Series B Certificate of Designation) shall be increased by the amount of such unpaid dividends. The Series B Preferred Stock is further subject to repricing adjustments upon the effectiveness of a registration statement wherein the conversion price shall equal the lower of (a) the original conversion price or (b) the closing price of the common stock on the effective date of such registration statement. Additionally, the Series B Preferred Stock is subject to future financing exchange options upon any issuance by the Company, or subsidiaries, of any security with terms more favorable than those set forth in the Series B Certificate of Designation.

With respect to dividends, distributions, liquidation, dissolution and winding up of the Company, the Series B Preferred Stock ranks pari passu with the Series C Convertible Preferred Stock and is senior to all other shares of the Company’s capital stock unless otherwise consented to by the holders of the Series B Preferred Stock. The holders of Series B Preferred Stock have no voting power and no right to vote, except as required by the North Carolina Business Corporations Act or with respect to matters affecting the preferences, rights, privileges or powers relating to the Series B Preferred Stock. In addition, the Series B Preferred Stock is subject to a beneficial ownership limitation which prohibits any holder from beneficially owning more than 4.99% of the shares of the Company’s common stock outstanding immediately following such conversion. The Series B Certificate of Designation contains various restrictive covenants and protective provisions, including restrictions on the Company’s ability to incur additional indebtedness, redeem capital stock, pay cash dividends, dispose of assets outside of the ordinary course of business or make certain issuances of securities. The complete rights, preferences and limitations of the Series B Preferred Stock are set forth in the Series B Certificate of Designation which is filed as Exhibit 3.1 to the Company’s Form 8-K Current Report filed on October 6, 2025. As of February 12, 2026, there are 591,207 shares of Series B Preferred Stock outstanding.

Effective December 18, 2025, the Company entered into Securities Purchase Agreements dated December 18, 2025 with two institutional investors whereby the investors were issued an aggregate of 1,000,000 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) for aggregate gross proceeds of $2.25 million. Additionally, on December 19, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation, (the “Series C Certificate of Designation”) designating 1,000,000 shares of the Company’s authorized preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share and stated value of $2.25 per share. Each share of the Series C Preferred Stock is initially convertible into common stock at an initial conversion price of $2.25 per share, and pursuant to the Series C Certificate of Designation, as amended by a Letter Agreement dated February 10, 2026, is adjusted to $1.13 per share upon the effectiveness of a registration statement covering the conversion shares, and further subject to anti-dilution adjustments, which may be triggered upon the issuance of common stock, options or convertible securities at a price below the then-applicable conversion price, and Alternate Conversion rights (as defined in the Series C Certificate of Designation) resulting from a Triggering Event (as defined in the Series C Certificate of Designation). The Series C Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Series C Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the Stated Value (as defined in the Series C Certificate of Designation) shall be increased by the dividends as reasonably determined by the Company and the holders of the Series C Preferred Stock. Additionally, the Series C Preferred Stock is subject to future financing exchange options upon any issuance by the Company, or subsidiaries, of any security with terms more favorable than those set forth in the Series C Certificate of Designation.

With respect to dividends, distributions, liquidation, dissolution and winding up of the Company, the Series C Preferred Stock ranks pari passu with the Series B Convertible Preferred Stock and is senior to all other shares of the Company’s capital stock unless otherwise consented to by the holders of the Series C Preferred Stock. The holders of Series C Preferred Stock have no voting power and no right to vote, except as required by the North Carolina Business Corporations Act or with respect to matters affecting the preferences, rights, privileges or powers of the Series C Preferred Stock. In addition, the Series C Preferred Stock is subject to a beneficial ownership limitation which prohibits any holder from beneficially owning more than 4.99% of the shares of the Company’s common stock outstanding immediately following such conversion. The Series C Certificate of Designation contains various restrictive covenants and protective provisions, including restrictions on the Company’s ability to incur additional indebtedness, redeem capital stock, pay cash dividends, dispose of assets outside of the ordinary course of business or make certain issuances of securities. The complete rights, preferences and limitations of the Series C Preferred Stock are set forth in the Series C Certificate of Designation which is filed as Exhibit 3.12 to the Company’s Form 10-K Annual Report for the year ended September 30, 2025 filed on December 19, 2025. The Company and the holders of the Series C Preferred Stock entered into a Letter Agreement date February 10, 2026 amending the Series C Certificate of Designation to (i) provide for a fixed conversion price of $1.13 per share, and (ii) eliminate price reset mechanisms that would otherwise apply in the event of the filing of any additional registration statement covering conversion shares. The Letter Agreement did not remove the price protection for non-exempt issuances at prices below $1.13 or Alternate Conversions. As of February 17, 2026, there are 1,000,000 shares of Series C Preferred Stock outstanding.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations. We remain focused on improving the Company's operating performance and continue to focus on profitability, and growing the Company in order to strengthen its balance sheet.

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

	Three Months Ended
	December 31,
	2025	2024
(Unaudited)

GAAP (loss) from operations	$(286,288)	$(86,272)
Adjustments:
Depreciation & Amortization (1)	245,442	298,007
Employee and director stock compensation (2)	4,932	3,082
Non-GAAP adjusted EBITDA	$(35,914)	$214,817

(1) Represents depreciation of property, plant and equipment and amortization of the Company's intangible assets.
(2) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.

Critical accounting policies

The preparation of financial statements and related disclosures in conformity with US GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to our condensed consolidated financial statements appearing elsewhere in this report describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Please see Part II, Item 7 – Critical Accounting Policies appearing in our 2025 10-K for the critical accounting policies we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements and are the most critical to aid you in fully understanding and evaluating our reported financial results. Management considers these policies critical because they are both important to the portrayal of our financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, in addition to the disclosure below, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2025 10-K. See also “Liquidity and Capital Resources” above.

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

ITEM 5. OTHER INFORMATION.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

During the fiscal quarter ended December 31, 2025, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

On February 10, 2026, the Company entered into a Letter Agreement that amended the Series C Certificate of designation to adjust the initial conversion price from $2.25 to $1.13 per share upon the effectiveness of a registration statement covering the conversion shares and eliminate further adjustments upon the effectiveness of a registration statement covering shares of common stock issuable upon conversion of the Series C Preferred Stock.

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Articles of Amendment of Articles of Incorporation, as amended, of cbdMD, Inc. effective April 24, 2023 - reverse stock split	8-K	4/27/23	3.1

3.9	Articles of Amendment Automatic Conversion of Preferred Stock effective May 6, 2025	8-K	5/7/25	3.1

3.10	Articles of Amendment to the Articles of Incorporation 8 to 1 reverse split effective May 6, 2025	8-K	5/7/25	3.2

3.11	Certificate of Designation of Series B Convertible Preferred Stock filed September 29, 2025	8-K	10/6/25	3.1

3.12	Certificate of Designation of Series C Convertible Preferred Stock filed December 19, 2025	10-K	12/19/25	3.12

3.13	Bylaws, As amended	1-A	9/18/17	2.6

10.1	Form of Preferred Stock Purchase Agreement between cbdMD, Inc. and the Selling Shareholders+	8-K	10/6/25	10.1

10.2	Form of Registration Rights Agreement between cbdMD, Inc. and the Selling Shareholders	8-K	10/6/25	10.2

10.3	Executive Employment Agreement dated November 28, 2025 by and between cbdMD, Inc. and T. Ronan Kennedy++	8-K	11/28/25	10.1

10.4	2025 Equity Compensation Plan++	8-K	11/28/25	10.2

10.5	Registration Rights Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025	10-K	12/19/25	10.21

10.6	Form of Series C Preferred Stock Securities Purchase Agreement dated December 19, 2025	10-K	12/19/25	10.22

10.7	Form of Registration Rights Agreement dated December 19, 2025	10-K	12/19/25	10.23

10.8	Securities Purchase Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025, as amended	S-1	1/5/26	10.20

10.9	Asset Purchase Agreement by and among cbdMD, Inc., Gaia Botanicals, LLC d/b/a Bluebird Botanicals, CBD CliniLabs LLC and Precision Botanical LLC company dated January 12, 2026+	8-K	1/14/26	10.1

10.10	Lockup Agreement Gaia Botanicals, LLC and cbdMD, Inc., dated January 12, 2026	8-K	1/14/26	10.2

10.11	Letter Agreement between cbdMD, Inc. and Series C Preferred Shareholders dated February 10, 2026				Filed

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)				Filed

+ Certain exhibits, appendices and/or schedules have been omitted in accordance with Item 601 of Regulation S-K.  The Company hereby agrees to furnish to the staff of the Securities and Exchange Commission upon request any omitted information.

++ Management contract of compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by a duly authorized officer of the registrant and by the principal financial or chief accounting officer of the registrant.

cbdMD, INC.

February 17, 2026	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

February 17, 2026	By:	/s/ Brad Whitford
Brad Whitford, Chief Accounting Officer