Form 10-Q
period 2026-03-31
cbdMD, Inc.
filed 2026-05-14
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

10,497,919 shares of common stock are issued and outstanding as of May 13, 2026.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “cbdMD,” “we,” “us,” “our” and similar terms refer to cbdMD, Inc., a North Carolina corporation formerly known as Level Brands, Inc., and our subsidiaries CBD Industries LLC, a North Carolina limited liability company formerly known as cbdMD LLC, which we refer to as “CBDI,” Paw CBD, Inc., a North Carolina corporation which we refer to as “Paw CBD,” Proline Global, LLC, a North Carolina limited liability company which we refer to as “Proline,” cbdMD Therapeutics LLC, a North Carolina limited liability company which we refer to as “Therapeutics,” and BB Botanicals, a North Carolina limited liability company which we refer to as “Bluebird.” In addition, “fiscal 2025” refers to the fiscal year ended September 30, 2025, “fiscal 2026” refers to the fiscal year ending September 30, 2026, “first quarter of 2025” refers to the three months ended December 31, 2024 and “first quarter of 2026” refers to the three months ended December 31, 2025, “second quarter of 2025” refers to the three months ended March 31, 2025, “second quarter of 2026” refers to the three months ended March 31, 2026, “third quarter of 2025” refers to the three months ended June 30, 2025, and “third quarter of 2026” refers to the three months ended June 30, 2026.

We maintain a corporate website at www.cbdmd.com. The information contained on our corporate website and our various social media platforms is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements regarding our liquidity, capital resources and financial condition, path to profitability, ability to raise additional funds, impact of the implementation of the Act (defined below) on the Company’s results of operations and business, effect and advantages resulting from the equity line of credit (the “ELOC"), expectations from the acquisition of Bluebird Botanicals (“Bluebird”), innovation and product portfolio improvements, expectations from the President’s Medicare reimbursement program, diversification of revenue and reduction in costs. Forward-looking statements are statements that are not historical facts and may include projections and estimates concerning the timing and success of specific products and services, our future production, revenues, income and capital spending and financing needs. These statements are generally identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms and similar expressions.

We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include but are not limited to the risks described below.

Material risks associated with our overall business, including:

●	our history of losses, potential liquidity concerns, need to raise additional capital and our ability to continue as a going concern;
●	our current capitalization limits our ability to make strategic or accretive acquisitions or attract new investors;
●	our reliance on key digital marketing channels and our ability to effectively market to customers;
●	our ability to acquire new customers at a profitable rate;
●	our ability to bring new and compelling dietary ingredients to market;
●	our reliance on third party raw material suppliers and manufacturers;
●	potential impact of tariffs;
●	our reliance on key management personnel and our ability to attract and retain qualified employees;
●	our ability to execute our business strategy, including expanding distribution channels, cultivating additional brands, and pursuing strategic acquisitions;
●	our ability to maintain and grow relationships with distributors and retail partners and expand into new distribution channels;
●	our expectations regarding participation in the President's Medicare reimbursement program and similar government programs;
●	our ability to successfully integrate acquired businesses, including the Bluebird acquisition, and realize anticipated synergies and benefits therefrom; and
●	our reliance on third party compliance with our supplier verification program and testing protocols.

Material risks associated with regulatory environment for dietary ingredients, including but not limited to CBD, including:

●

federal laws and regulatory compliance, as well as FDA, FTC, DEA or USDA interpretation of existing regulations, pending federal executive orders, and law changes, including the Continuing Appropriations Act of 2026 (H.R. 5371) (the “Act”);

●	state and local laws pertaining to regulated hemp products or dietary ingredients (such as industrial hemp), beverages and their derivatives;
●	costs to us for compliance with laws and regulations and the risks of increased litigation;
●	acceptance of dietary ingredients, such as CBD or hemp-derived THC products; and
●	our ability to successfully adapt our product portfolio in response to changes in laws and regulations, including the potential impact of the Act.

Material risks associated with the ownership of our securities, including:

●	the risks for failing to maintain compliance with the continued listing standards of the NYSE American;
●	the designations, rights and preferences of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock (the “Series C Preferred Stock”);
●	the risks for the potential dilution from the conversion of our Series B and C Convertible Preferred Stock and the potential adjustment of conversion rights of such securities;
●	our ability to access the ELOC with C/M Master Fund, LP, the conditions to drawing thereunder, and the impact of future sales of common stock on existing stockholders; and
●	the risk of potential dilution from our ELOC.

Readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2025 (the “2025 10-K”), as amended on January 20, 2026, as well as our other filings with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which such statements are made. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in circumstances or any other reason after the date of this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2026 AND SEPTEMBER 30, 2025

	(Unaudited)
	March 31,	September 30,
	2026	2025
Assets

Current assets:
Cash and cash equivalents	$2,638,243	$2,261,242
Accounts receivable, net	1,573,101	1,040,887
Inventory	3,321,045	2,732,127
Inventory prepaid	331,694	214,795
Prepaid expenses and other current assets	520,110	302,378
Total current assets	8,384,193	6,551,429

Other assets:
Property and equipment, net	361,119	277,377
Operating lease assets	361,558	703,934
Deposits for facilities	62,708	62,708
Intangible assets	2,193,271	2,124,502
Goodwill	190,000	-
Investment in other securities, noncurrent	700,000	700,000
Total other assets	3,868,656	3,868,521

Total assets	$12,252,849	$10,419,950

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2026 AND SEPTEMBER 30, 2025
(continued)

	(Unaudited)
	March 31,	September 30,
	2026	2025
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,393,402	$1,173,642
Accrued expenses	626,722	735,672
Accrued dividends	78,805	-
Deferred revenue	454,039	506,289
Operating leases – current portion	407,811	778,240
Note payable	7,321	-
Total current liabilities	2,968,100	3,193,843

Total liabilities	2,968,100	3,193,843

Commitments and Contingencies (Note 10)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 1,591,210 and 1,700,000 shares issued and outstanding, respectively	1,591	1,700
Common stock, authorized 150,000,000 shares, $0.001
par value, 10,495,561 and 8,917,054 shares issued and outstanding, respectively	10,496	8,917
Additional paid in capital	189,909,199	186,650,640
Accumulated deficit	(180,636,537)	(179,435,150)
Total cbdMD, Inc. shareholders' equity	9,284,749	7,226,107

Total liabilities and shareholders' equity	$12,252,849	$10,419,950

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE Six MONTHS ENDED March 31, 2026 and 2025
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Gross Sales	$5,640,059	$4,749,426	$10,656,964	$9,862,902
Total Net Sales	5,640,059	4,749,426	10,656,964	9,862,902
Cost of sales	2,383,137	1,790,062	4,398,751	3,502,929
Gross Profit	3,256,922	2,959,364	6,258,213	6,359,973

Operating expenses	4,057,706	3,445,180	7,345,287	6,932,061
Loss from operations	(800,784)	(485,816)	(1,087,074)	(572,088)
Decrease (increase) in fair value of convertible debt	-	(2,583)	-	87,380
Interest income	2,806	7,642	5,963	19,046
Loss before provision for income taxes	(797,978)	(480,757)	(1,081,111)	(465,662)

Net Loss	(797,978)	(480,757)	(1,081,111)	(465,662)
Preferred dividends	78,805	1,000,500	120,276	2,001,001

Net Loss attributable to cbdMD, Inc. common shareholders	$(876,783)	$(1,481,257)	$(1,201,387)	$(2,466,663)

Net Loss per share:
Basic and Diluted earnings per share	$(0.08)	$(1.90)	$(0.12)	$(3.67)
Weighted average number of shares Basic and Diluted:	10,443,617	778,410	9,715,873	672,558

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE Six MONTHS ENDED March 31, 2026 and 2025
(Unaudited)

	Six Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net Loss	$(1,081,111)	$(465,662)
Adjustments to reconcile net loss to net cash used by operating activities:
Restricted stock expense	296,950	2,868
Issuance of stock for services	-	82,250
Intangibles amortization	398,126	382,534
Depreciation	98,866	201,369
Decrease in fair value of convertible debt	-	(87,380)
Amortization of operating lease asset	342,376	330,969
Changes in operating assets and liabilities:
Accounts receivable	(511,168)	(67,408)
Inventory	(325,720)	(297,518)
Prepaid inventory	(116,899)	(62,623)
Prepaid expenses and other current assets	(110,764)	(62,361)
Accounts payable and accrued expenses	(121,059)	(277,135)
Operating lease liability	(370,428)	(241,489)
Deferred revenue / customer deposits	(34,133)	54,160
Cash flows from operating activities	(1,534,964)	(507,426)
Cash flows from investing activities:
Purchase of property and equipment	(170,550)	(179,893)
Purchase of Bluebird	56,427	-
Cash flows from investing activities	(114,123)	(179,893)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	2,026,088	-
Cash flows from financing activities	2,026,088	-
Net increase (decrease) in cash	377,001	(687,319)
Cash and cash equivalents, beginning of period	2,261,242	2,452,553
Cash and cash equivalents, end of period	$2,638,243	$1,765,234

Supplemental Disclosures of Cash Flow Information:

	2026	2025

Cash Payments for:
Interest expense	$-	$19,046

Non-cash financial/investing activities:
Issuance of shares for conversion of debt and accrued interest	$-	$1,079,639
All stock purchase of Bluebird	$936,992	$-
Issuance of shares for service	$-	$82,250
Preferred dividends accrued but not paid	$78,805	$2,001,001

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE six months ended March 31, 2026
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2025	8,917,054	$8,917	1,700,000	$1,700	$186,650,640	$(179,435,150)	$7,226,107
Issuance of Common stock	4,716	5	-	-	296,945	-	296,950
ELOC commitment shares	40,000	40	-	-	(40)	-	-
Series C Preferred Stock issuance	-	-	1,000,000	1,000	2,025,087	-	2,026,087
Series B Preferred Stock conversion	1,108,790	1,109	(1,108,790)	(1,109)	-	-	-
Bluebird Asset Acquisition	425,000	425	-	-	936,567	-	936,992
Preferred dividend declared, not paid	-	-	-	-	-	(120,276)	(120,276)
Net Income	-	-	-	-	-	(1,081,111)	(1,081,111)
Balance, March 31, 2026	10,495,561	$10,496	1,591,210	$1,591	$189,909,199	$(180,636,537)	$9,284,749

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE six months ended March 31, 2025
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2024	492,383	$492	5,000,000	$5,000	$(7,189)	$184,033,012	$(182,067,898)	$1,963,417
Issuance of Common Stock	1,500	2	-	-	-	(2)	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	-	2,868	-	2,868
Change in fair value of debt related to credit risk	-	-	-	-	7,189	-	-	7,189
Conversion of Convertible Notes	267,597	267	-	-	-	1,076,470	-	1,076,737
Issuance of Common Stock, GSS Agreement	21,875	22	-	-	-	82,228	-	82,250
Preferred dividend	-	-	-	-	-	-	(2,001,001)	(2,001,001)
Net Loss	-	-	-	-	-	-	(465,662)	(465,662)
Balance, March 31, 2025	783,355	$783	5,000,000	$5,000	$-	$185,194,577	$(184,534,562)	$665,798

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

cbdMD, Inc. (“cbdMD,” “we,” “us,” “our,” or the “Company”) is a corporation organized under the laws of the State of North Carolina, formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016, we changed the name of the Company to Level Brands, Inc., and on May 1, 2019 we changed the name of our Company to cbdMD, Inc. We operate from offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: CBDI, Paw CBD, Proline, Therapeutics and Bluebird. All material intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivables are stated at cost less an allowance for credit losses, if applicable. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. The balance for allowance for credit losses was $633,308 and $599,521 on  March 31, 2026 and September 30, 2025, respectively.

The following table represents a summary of the allowance for credit losses for the periods ended March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025

Credit loss allowance - beginning of period	$599,521	$346,197
Credit loss provision	96,384	635,912
Write offs	(62,597)	(382,588)
Credit loss allowance - end of period	$633,308	$599,521

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.5% and 4.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At March 31, 2026 and September 30, 2025, the receivable from payment processors included approximately $820,935 and $786,449, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, freight-in, and production fill and labor. Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. We assess inventory quarterly for slow moving products and potential impairments and at a minimum perform a physical inventory count annually near fiscal year end. The reserve for inventory was $131,882 and $48,738 as of   March 31, 2026 and September 30, 2025, respectively.

Property and Equipment

Property and equipment items are stated at cost, less accumulated depreciation. Expenditures on routine maintenance and repairs are charged to operations as incurred. Depreciation is charged to expense over the estimated useful lives of the assets using the straight-line method. Generally, the useful lives are five years for manufacturing equipment and automobiles and three years for software, computer, and furniture and equipment. The useful life for leasehold improvements is over the term of the lease, or the remaining economic life of the asset, whichever is shorter. The cost and accumulated depreciation of property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the consolidated statements of operations for the applicable period. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstance indicate the carrying value of an asset may not be recoverable.

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

Goodwill

Goodwill is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Other than accounts receivable, the Company has no material contract assets at March 31, 2026.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months Ended March 31,
	2026	% of total	2025	% of total

E-commerce sales	$3,796,219	67.3%	$3,634,793	76.5%
Wholesale sales	$1,843,840	32.7%	$1,114,633	23.5%
Total Net Sales	$5,640,059	100.0%	$4,749,426	100.0%

	Six Months Ended March 31,
	2026	% of total	2025	% of total

E-commerce sales	$7,398,085	69.4%	$7,587,523	76.9%
Wholesale sales	$3,258,879	30.6%	$2,275,379	23.1%
Total Net Sales	$10,656,964	100.0%	$9,862,902	100.0%

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

Income Taxes

The Company is a North Carolina corporation that is treated as a corporation for federal and state income tax purposes. CBDI, Therapeutics, Proline Global, Paw CBD and Bluebird are wholly owned subsidiaries and are disregarded entities for tax purposes and their entire share of taxable income or loss is included in the tax return of the Company.

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

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and six months ended March 31, 2026.

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

Loss Per Share

The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders, after deducting preferred stock dividends, by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Liquidity and Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $797,978 and $1,081,111 for the three and six months ended March 31, 2026, respectively, and an accumulated deficit of approximately $180.6 million at  March 31, 2026.

While the Company believes in the viability of its strategy and path to profitability, and in its ability to raise additional funds, there can be no assurance that these actions will be successful. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and its ability to acquire additional funding on commercially reasonable terms, if required. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern for twelve months after the date that the accompanying condensed consolidated financial statements are issued. These condensed consolidated financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that  may result from the Company's inability to continue as a going concern.

Convertible Notes

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024 with five institutional investors (the “Investors”) pursuant to which the Investors advanced the Company an aggregate of $1,250,000 in gross proceeds and the Company issued to the Investors 8% Senior Secured Original Issue 20% Discount Convertible Promissory Notes, in the aggregate principal amount of $1,541,666 (the “Notes”). The Company used the proceeds from the issuance of the Notes for working capital and general corporate purposes. During the fiscal year ended September 30, 2025, the Notes were converted and satisfied in full and are no longer an obligation of the Company.

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

On April 7, 2022, CBD Industries, LLC entered into an asset sale agreement to sell substantially all its manufacturing assets to a subsidiary of Steady State, LLC (“Steady State”). The equipment sale was initially valued at approximately $1.8 million for accounting purposes, with the sale price consisting of products to be provided to the Company under the manufacturing and supply agreement and $1.4 million of which the Company invested into Steady State in the form of an equity investment consistent with the terms of Steady State's completed Series C financing. In September 2023, the Company impaired this investment by $700,000. The Company has classified this investment as Level 3 for fair value measurement purposes as there are no observable inputs and has included it in non-current assets on the accompanying condensed consolidated balance sheets as the Company plans to hold this investment.

NOTE 3 - INVENTORY

Inventory consists of the following as of March 31,2026 and September 30, 2025:

	March 31,	September 30,
	2026	2025
Finished Goods	$1,846,280	$1,577,309
Inventory Components	1,606,647	1,203,556
Inventory Reserve	(131,882)	(48,738)
Inventory prepaid	331,694	214,795
Total Inventory	$3,652,739	$2,946,922

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the three or six months ended March 31, 2026.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	September 30,
	2026	2025
Computers, furniture and equipment	$1,933,176	$1,758,805
Manufacturing equipment	296,791	288,554
Leasehold improvements	495,581	495,581
	2,725,548	2,542,940
Less accumulated depreciation	(2,364,429)	(2,265,563)
Property and equipment, net	$361,119	$277,377

Depreciation expense related to property and equipment was $44,706 and $94,629 for the three months ended March 31, 2026 and 2025, respectively, $98,866 and $201,369 for the six months ended March 31, 2026 and 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following as of:

	March 31,	September 30,
	2026	2025
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to CBD MD limited mark	368,000	368,000
Tradename related to DirectCBDOnline.com	749,567	749,567
Customer relationships related to Bluebird	363,895
Intellectual property related to Bluebird	103,000
Accumulated impairment of intangible assets	(17,504,000)	(17,504,000)
Amortization of definite lived intangible assets	(4,190,035)	(3,791,909)
Total	$2,193,271	$2,124,502

Amortization expense related to definite lived intangible assets was $398,126 and $382,534 for the six months ended March 31, 2026 and 2025, respectively.

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

Asset Purchase

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

On December 19, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Series C Certificate of Designation”) designating 1,000,000 shares of the Company’s authorized preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share and stated value of $2.25 per share. Each share of the Series C Preferred Stock is initially convertible into common stock at a conversion price of $1.13, subject to anti-dilution adjustments and price protection provisions, which may be triggered upon the issuance of common stock options or convertible securities at a price below the then-applicable conversion price, and Alternate Conversion rights (as defined in the Series C Certificate of Designation) resulting from a Triggering Event (as defined in the Series C Certificate of Designation). The Series C Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Series C Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the Stated Value (as defined in the Series C Certificate of Designation) shall be increased by the amount of such dividends unpaid dividends. Further, the conversion price of the common stock is subject to adjustment on the effective date of the initial registration statement registering the shares of common stock issuable upon conversion of the Series C Preferred Stock, equal to the lower of the (a) original conversion price or (b) the closing sale price of the common stock on the date prior to the effective date of such registration statement subject to a floor price of $0.65 per share, and repricing adjustments upon the effectiveness of any subsequent registration statement wherein the conversion price shall equal the lower of the (a) original conversion price or (b) the closing price of the common stock on the effective date of such registration statement.

With respect to dividends, distributions, liquidation, dissolution and winding up of the Company, the Series C Preferred Stock ranks pari passu with the Series B Preferred Stock and is senior to all other shares of the Company’s capital stock unless otherwise consented to by the holders of the Series C Preferred Stock. The holders of Series C Preferred Stock have no voting power and no right to vote, except as required by the North Carolina Business Corporations Act or with respect to matters affecting the preferences, rights, privileges or powers relating to the Series C Preferred Stock. In addition, the Series C Preferred Stock is subject to a beneficial ownership limitation which prohibits any holder from beneficially owning more than 4.99% of the shares of the Company’s common stock outstanding immediately following such conversion. The Series C Certificate of Designation contains various restrictive covenants and protective provisions, including restrictions on the Company’s ability to incur additional indebtedness, redeem capital stock, pay cash dividends, dispose of assets outside of the ordinary course of business or make certain issuances of securities. The complete rights, preferences and limitations of the Series C Preferred Stock are set forth in the Series C Certificate of Designation which is filed as Exhibit 3.12 to the Company’s Form 10-K Annual Report for the year ended September 30, 2025 filed on December 19, 2025.

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

Common Stock Transactions

During the six months ended March 31, 2026, the Company (i) issued 425,000 shares to Gaia Botanicals, LLC as part of the acquisition of Bluebird Botanicals; (ii) granted 455,000 shares of RSUs to an executive that vested upon shareholder approval of the 2025 equity incentive plan (these shares fully vested on March 30, 2026 and the full value of the shares was recognized in the second quarter of fiscal 2026, but the shares have not been legally issued as of March 31, 2016), (iii) issued 1,108,790 shares during late December 2025 in connection with the conversion of the Series B Preferred Stock and (iv) 40,000 shares of common stock (commitment shares) in connection with the closing of the ELOC.

During the six months ended March 31, 2025, the Company (i) issued 1,875 shares of restricted stock under the Company's 2015 equity incentive plan to a new employee that vest in 12 months, (ii) issued 89,964 shares of common stock for conversions of the Notes during January 2025; (iii) issued 177,633 shares of common stock for conversion of the Notes and (iv) 21,875 shares of common stock to a consultant for advisory services.

NOTE 8 – STOCK BASED COMPENSATION

The following table summarizes stock option activity for the six months ended March 31, 2026:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2025	5,517	$991.70	3.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,394)	1,344.21	-	-
Outstanding at March 31, 2026	4,123	731.26	2.32	-

Exercisable at March 31, 2026	4,123	$731.26	2.32	$-

As of March 31, 2026, there was no remaining unrecognized stock compensation costs as all stock options were vested.

NOTE 9 - WARRANTS

Transactions involving the Company equity-classified warrants for the six months ended March 31, 2026 are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2025	5,901	$244.06	3.42	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(429)	1,346.40	-	-
Outstanding at March 31, 2026	5,472	119.56	1.95	-

Exercisable at March 31, 2026	5,472	$119.56	-	$-

The following table summarizes outstanding common stock purchase warrants as of March 31, 2026:

	Number of shares	Weighted-average exercise price	Expiration
Exercisable at $1,350.00 per share	409	1,350.00	June 2026
Exercisable at $20.16 per share	5,063	20.16	April 2028
	5,472	$119.56

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal proceedings and subject to various claims that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company is not currently a party to any legal proceedings the outcome of which, if determined adversely, would individually or in the aggregate have a material adverse effect on the Company’s Consolidated Financial Statements.

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

NOTE 11 – NOTE PAYABLE

Effective February 1, 2024, the Company entered into a Securities Purchase Agreement dated January 30, 2024, with five institutional investors whereby the Investors advanced the Company an aggregate of $1.25 million in gross proceeds and the Company issued to the Investors 8% Senior Secured Original Issue 20% Discount Convertible Promissory Notes, in the aggregate principal amount of $1.54 million (the “Notes”).

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

NOTE 12 – LEASES

The Company has lease agreements for its warehouse and executive office with the lease period expiring in September 2026. We are in active discussions on renewal for this facility. The Company recognizes leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classifies it as finance or operating. The Company’s lease is classified as an operating lease. The Company’s lease does not contain any residual value guarantees.

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

Components of operating lease costs are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2026	2026
Total Operating Lease Costs	$180,974	$361,947

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2026	2026
Cash paid for amounts included in the measurement of operating lease liabilities	$197,600	$392,600

As of March 31, 2026, our operating lease had a weighted average remaining lease term of 0.50 years and a weighted average discount rate of 4.66%.

Future minimum aggregate lease payments under operating leases as of March 31, 2026 are summarized as follows:

For the year ended September 30,
2026	$413,267
Total future lease payments	413,267
Less interest	(5,456)
Total lease liabilities	$407,811

NOTE 13 – LOSS PER SHARE

At March 31, 2026, 490,850 potential shares underlying options, unvested RSUs and warrants as well as 1.6 million shares issuable upon conversion of our Series B and C Preferred stock were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share. At  March 31, 2025, 7,659 potential shares underlying options, unvested RSUs and warrants as well as 23,153 convertible preferred shares, were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 14 – INCOME TAXES

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2025, the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At March 31, 2026, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

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

NOTE 16 - BUSINESS COMBINATION

On January 12, 2026, the Company, Bluebird and Bluebird’s wholly owned subsidiaries entered into the Asset Purchase Agreement. Under the Asset Purchase Agreement, the Company acquired substantially all of Bluebird’s assets, including Bluebird’s brand name, website, related trademarks, inventory, and certain other assets, and assumed certain liabilities. This strategic acquisition brings together two mission-aligned brands and broadens the Company's customer base. The purchase consideration consisted of (i) 425,000 shares of the Company’s restricted common stock issued at closing and (ii) an earnout amount of up to 525,000 shares of the Company’s restricted common stock, subject to earnout share calculations and right of setoff as set forth in the Asset Purchase Agreement. The earnout shares shall be issued to Bluebird on or before the 60th day following the first anniversary of the closing date. The shares issued at closing and the earnout shares are subject to a 180-day lock-up agreement with certain limited transfer exceptions and dribble-out provisions.

The Acquisition was accounted for as an business combination in accordance with U.S. GAAP.  In connection with the Acquisition, the Company engaged an independent third-party valuation firm to assist management in determining the estimated fair values of the assets acquired. The valuation was performed using accepted valuation methodologies and management estimates and assumptions. The following table summarizes the allocation of the purchase consideration to the assets acquired based on their estimated fair values as of the acquisition date:

Bluebird Assets Acquired:	Fair Value
Net working capital	268,039
Property and Equipment	12,058
Customer relationships	363,895
Intellectual property	103,000
Assembled workforce goodwill	88,000
Residual goodwill	102,000
Total purchase consideration	$936,992

The identifiable intangible assets acquired consisted primarily of customer relationships and intellectual property. Customer relationship intangible assets represent the estimated fair value attributable to existing customer relationships acquired in the transaction. Intellectual property represents proprietary technology, know-how, trademarks, and related intangible assets acquired as part of the Acquisition.

The above purchase price allocation is preliminary and subject to change during the measurement period (which may extend to up to 12 months from the acquisition date) as the Company finalizes its accounting for this transaction.

The excess purchase consideration allocated to goodwill primarily represents the value attributable to the assembled workforce, expected synergies, future growth opportunities, and other intangible benefits that do not qualify for separate recognition. Of the total goodwill recognized, approximately $88,000 was attributable to the assembled workforce and approximately $102,000 represented residual goodwill.

The acquired customer relationships and intellectual property are finite-lived intangible assets and are amortized on a straight-line basis over their estimated useful lives of 5 years. Property and equipment acquired in the Acquisition is depreciated over its estimated remaining useful life.

Goodwill is not amortized and is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

NOTE 17 – SUBSEQUENT EVENTS

On April 22, 2026, the Company paid accrued dividends of $14,780 and $64,375 related to the Series B and Series C Preferred Stock, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended March 31, 2026 and the three and six months ended March 31, 2025 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors, including those set forth under Part I, Item 1A, Risk Factors and Business sections in our 2025 10-K, and our other filings with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Our Company

General

We own and operate the nationally recognized CBD (cannabidiol) brands cbdMD, Paw CBD, and Bluebird Botanicals, as well as functional mushroom brand ATRx Labs, and Herbal Oasis, our line of THC beverages. We believe that we are an industry leader producing and distributing hemp derived solutions including broad spectrum CBD products and full spectrum CBD products. Our mission is to enhance our customer’s overall quality of life while bringing powerful natural plant education, awareness and accessibility of high quality and effective products to all. We source hemp-derived cannabinoids, which are extracted from non-GMO hemp grown on farms in the United States. Our innovative broad spectrum formula utilizes one of the purest hemp extracts, containing CBD, CBG and CBN, while eliminating the presence of tetrahydrocannabinol (THC). Non-THC is defined as below the level of detection using validated scientific analytical methods. Our full spectrum and Delta 9 products contain a variety of cannabinoids and terpenes in addition to CBD while maintaining small amounts of THC that fall below the level of detection and are within the limits set in the 2018 Farm Act. In addition to our core brands, we also operate cbdMD Therapeutics to capture the Company’s ongoing investments in science related to its existing and future products, including research and development activities for therapeutic applications.

Our cbdMD brand of products includes an array of high-grade, premium everyday and functional CBD products, including tinctures, gummies, topicals, capsules, and sleep, focus and calming aids. In addition, we have clinical based claims and industry leading strength and concentrations to drive product efficacy.

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

Bluebird is a line of premium full and broad spectrum hemp products.

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

Toward the end of the first quarter of 2026, the Company raised additional cash to bolster its balance sheet with the Series C Preferred Stock and structured an ELOC. Over the last few months, we have seen several instances where the stock price and volume has increased and in the future we believe the ELOC will allow us to prudently take advantage of these situations should they occur in the future.

The Company has continued to pursue several potential acquisitions since the conversion of the Series A Preferred Stock in 2025. In January 2026, the Company acquired the Bluebird brand. The Company believes Bluebird provides (i) a large existing customer base that we believe is underserved with their existing product portfolio (ii) a brand name not defined by CBD, allowing for natural expansion into other natural products, (iii) significant SG&A synergies, and (iv) intellectual property including self-GRAS status on their full spectrum product. During the second quarter of fiscal 2026, the acquisition cost and integration costs created a $75,000 drag on the P&L, however, we estimate Bluebird will contribute over $500,000 in revenue per quarter at healthy contribution margins in the forthcoming quarters.

During the second quarter, the regulatory environment for hemp-derived cannabinoid products continued to evolve materially. H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), signed into law on November 12, 2025, remains scheduled to take effect on November 12, 2026. Section 781 of the Act narrows the federal definition of hemp by shifting to a total THC standard (inclusive of THCA) and limits hemp-derived consumable products to 0.4 mg of total THC per container. It remains unknown whether these sections will go into effect as written, or be replaced, delayed, or amended by subsequent acts of Congress.

While cbdMD was founded using THC-free broad spectrum formulations, a meaningful amount of our revenues is derived from products containing low-dose hemp-derived THC that complies with the original Farm Bill. The majority of the Company's revenue for the three and six months ended March 31, 2026 was derived from products that would comply with the Act's THC limitations; however, a meaningful amount of revenue could be impacted should no changes in legislation occur. The Act, if implemented as currently written, will in all likelihood have a material adverse impact on the Company's business, results of operations, and financial condition. Management continues to evaluate strategic alternatives to mitigate potential impacts, including product reformulation and channel diversification, but no assurance can be given that the Company will successfully adapt its portfolio or that alternative legislation will be enacted.

Multiple legislative measures have been introduced in the 119th Congress that would repeal, delay, or modify Section 781 of Public Law 119-37, or that would establish a federal regulatory framework for hemp-derived cannabinoid products. These include H.R. 6209 (repeal of Section 781); H.R. 7024 and S. 3686 (the Hemp Planting Predictability Act, which would extend the effective date by two years); S. 3474 (the Cannabinoid Safety and Regulation Act); H.R. 7212 (the Hemp Enforcement, Modernization, and Protection Act); and S. 4315 (the Hemp Safety Enforcement Act, providing a state opt-out mechanism). On April 30, 2026, the U.S. House of Representatives passed the Farm, Food, and National Security Act of 2026 (H.R. 7567) by a vote of 224-200; the legislation as passed does not include provisions modifying Section 781's restrictions on finished hemp-derived cannabinoid products. The Senate Agriculture Committee is expected to consider its version of the Farm Bill in late May or early June 2026. In addition, in December 2025, the President issued Executive Order 14370 directing executive branch officials to work with Congress to update the statutory definition of finished hemp-derived cannabinoid products. None of the foregoing legislative measures have been enacted as of the date of this filing, and there can be no assurance that any such measure will be enacted or, if enacted, would modify Section 781 in a manner favorable to the Company. The Company is unable to predict the legislative outcome, the timing of any such developments, or the ultimate impact on the Company.

On April 1, 2026, the Centers for Medicare & Medicaid Services (“CMS”) activated the Substance Access Beneficiary Engagement Incentive (“BEI”), under which approved participants in the ACO REACH Model and Enhancing Oncology Model may furnish eligible hemp-derived products to Medicare beneficiaries, subject to physician oversight, at up to $500 per beneficiary per year. Eligible products must contain no more than 0.3% delta-9 THC and no more than 3 mg of total THC per serving, and inhalable products are excluded. The Company has launched a clinical healthcare channel to support this pathway and believes its clinical research, safety data, and quality systems position us well to participate, although there can be no assurance regarding the timing or scale of provider adoption. We are engaging ACOs and investing in further patient science to enhance our readiness to participate in this emerging healthcare channel and our positioning as a trusted, evidence-based supplier within the federal healthcare-access framework as provider adoption develops. The BEI is the subject of pending litigation alleging procedural and statutory deficiencies; an adverse ruling could limit or eliminate this pathway.

On April 23, 2026, the Acting Attorney General issued a final order, effective April 28, 2026, rescheduling certain narrow categories of marijuana — FDA-approved drug products and state-licensed medical marijuana — from Schedule I to Schedule III under the Controlled Substances Act. An expedited DEA administrative hearing on broader rescheduling is scheduled to conclude by July 15, 2026. The partial rescheduling does not modify the federal framework for hemp-derived cannabinoid products and does not legalize hemp-derived THC products, but the Company believes it signals a broader federal direction toward regulated access and clinical integration of cannabinoid products.

As previously disclosed, our products are regulated by the FDA. The FDA performs inspections to ensure that our facilities remain in compliance with applicable regulations for our industry. In April and May 2026, the FDA completed an inspection of our Charlotte, North Carolina manufacturing facility for dietary supplement GMP compliance. At the conclusion of the inspection, the FDA provided inspectional observations focusing primarily on documentation, recordkeeping, and quality control oversight. No product safety issues or consumer injuries were identified. The Company is in the process of timely responding to the FDA and actively taking actions to address the observations.

Additionally, we continue to see changing rules and regulations at the state level, which is causing ongoing disruption and additional compliance costs. Given the pace and uncertainty of these developments, the ultimate impact on the Company's business, results of operations, and financial condition cannot be predicted with certainty.

We remain focused on growing the Company in a smart, profitable manner along with appropriate cost controls.

Growth Strategies

We continued to pursue many strategies to grow our revenues and expand the scope of our business through the second quarter of 2026 and beyond:

●

Product Innovation: Our goal is to provide our customers superior functional based products with greater efficacy claims and absorption. We constantly assess and evaluate our product portfolio, and devote resources to ongoing research and development processes with the goal of improving our product offerings. During 2025, we launched reformulations on several sleep products to enhance their effectiveness and improve taste and expanded into the ready-to-drink beverage product sector under our new Oasis brand. During the first half of 2026, we expanded Oasis’s portfolio to include additional flavors and strengths. Since the acquisition of Bluebird, we have introduced a number of new SKUs to their customer base. We have a pipeline of cannabinoid and non-cannabinoid products and formulation upgrades that are in the queue for ongoing innovation and product portfolio improvement.

●	Expand our revenue channels: We continued to pursue relationships with traditional retail accounts and distributors and believe our top brand awareness and effective marketing position us as a preferred CBD partner for key traditional retail accounts as this channel has continued to normalize. In 2025, we developed relationships with beer and alcohol distributors for our Oasis beverage, with current focus in the southeast. Additionally, we are working to participate in the plan outlined by the President’s Medicare reimbursement program launched April 1, 2026.

●

International Expansion: We continue to explore sales in markets outside of the United States. We generally partner with local wholesalers and local legal counsel who can help navigate the laws and regulatory requirements within their jurisdiction. We continue to pursue key wholesale accounts in a number of international markets.

●

Cultivate Additional Brands: We continue to operate and attempt to grow the Paw CBD business. During fiscal 2024, we launched our nootropic mushroom line under the ATRx brand. During the first quarter of fiscal 2025, we launched a new line of hemp derived and nootropic beverages under the Oasis brand which we continued to expand distribution of Oasis during the second quarter of fiscal 2026. We believe there are ongoing opportunities with these brands to focus on education, cross-selling and customer retention.

●	Acquisitions: We evaluate acquisitions (M&A) where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company. During January 2026, we acquired the Bluebird brand. We continue to evaluate additional opportunities within our industry as well as complementary industries that can further propel our business forward.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Total net sales	$5,640,059	$4,749,426	$890,633
Cost of sales	2,383,137	1,790,062	593,075
Gross profit as a percentage of net sales	57.7%	62.3%	-4.6%
Operating expenses	4,057,706	3,445,180	612,526
Operating loss from operations	(800,784)	(485,816)	(314,968)
Net loss before taxes	(797,978)	(480,757)	(317,221)
Net loss attributable to cbdMD Inc. common shareholders	$(876,783)	$(1,481,257)	$604,474

	Six Months Ended March 31,
	2026	2025	Change
Total net sales	$10,656,964	$9,862,902	$794,062
Cost of sales	4,398,751	3,502,929	895,822
Gross profit as a percentage of net sales	58.7%	64.5%	-5.8%
Operating expenses	7,345,287	6,932,061	413,226
Operating loss from operations	(1,087,074)	(572,088)	(514,986)
Net loss before taxes	(1,081,111)	(465,662)	(615,449)
Net loss attributable to cbdMD Inc. common shareholders	$(1,201,387)	$(2,466,663)	$1,265,276

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months Ended March 31,
	2026	% of total	2025	% of total
E-commerce sales	$3,796,219	67.3%	$3,634,793	76.5%
Wholesale sales	$1,843,840	32.7%	$1,114,633	23.5%
Total Net Sales	$5,640,059		$4,749,426

	Six Months Ended March 31,
	2026	% of total	2025	% of total
E-commerce sales	$7,398,085	69.4%	$7,587,523	76.9%
Wholesale sales	3,258,879	30.6%	2,275,379	23.1%
Total Net Sales	$10,656,964		$9,862,902

Net Sales

We had total net sales of $5.6 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively, resulting in an increase in net sales of $0.9 million or 19% quarter over quarter and 12% sequentially. This increase is comprised of gains in both our direct to consumer and wholesale business.  Direct to consumer included gains to the core business in addition to the revenue added from the acquisition of Bluebird. We anticipate Bluebird will add incremental revenue during the third quarter with the benefit of ownership for a full fiscal quarter as well as increased marketing by our in house marketing team. Our wholesale business continued to strengthen this quarter as we made progress with our Oasis brand and other cbdMD brand initiatives. We remain focused on growth and, as of this filing April’s orders remained strong. Despite the pervasive, industry-wide challenges which we are facing, we remain optimistic about our market positioning in fiscal 2026 and continue to seek to diversify revenue.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 42% and 38% for the three months ended March 31, 2026 and 2025, respectively. This slight increase in cost of sales is mostly attributed to (i) a shift in our sales mix to more wholesale business which grew $0.7 million year over year, and (ii) increase in warehouse labor as we encountered several repacking projects in response to changes in state regulation.

Operating expenses

Our principal operating expenses include staff-related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Staff related expense	$1,510,938	$1,247,439	$263,499
Professional outside services	340,680	287,002	53,678
Marketing	1,237,125	1,124,246	112,778
Merchant fees	156,967	135,499	21,468
R&D and regulatory	2,899	6,323	(3,424)
Rent and utilities	210,441	224,264	(13,823)
Non-cash stock compensation	296,872	1,934	294,938
Intangibles Amortization	206,844	191,267	15,577
Depreciation	44,706	94,629	(49,923)
All other expenses	50,234	132,577	(82,344)
Totals	$4,057,706	$3,445,180	$612,526

	Six Months Ended March 31,
	2026	2025	Change
Staff related expense	$2,774,008	$2,489,318	$284,690
Professional outside services	582,901	632,413	(49,512)
Marketing	2,372,897	2,125,487	247,309
Merchant fees	299,343	284,138	15,205
R&D and regulatory	3,706	9,269	(5,563)
Rent and utilities	390,558	363,509	27,049
Non-cash stock compensation	301,804	5,016	296,788
Intangibles Amortization	398,126	382,534	15,592
Depreciation	98,866	201,369	(102,503)
All other expenses	123,007	439,007	(315,928)
Totals	$7,345,287	$6,932,061	$413,226

Our overall operating expenses increased approximately $0.6 million or 17.3% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The acquisition of Bluebird added approximately $340,000 in labor, marketing and acquisition related legal and transaction expenses during the second quarter of fiscal 2026. Additionally, professional outside services increased as we made investments to target the Medicare program in addition to transaction costs related to the acquisition of Bluebird. Stock based compensation increased as certain grants vested during the second quarter of fiscal 2026. The increase in labor is tied to acquisition of Bluebird, some annual adjustments but also a number of projects during the quarter, notably regulatory related reworks, and offset by savings in rents, and other miscellaneous expenses.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of approximately $2.6 million, working capital of $5.4 million and an accumulated deficit of approximately $180.6 million at March 31, 2026. At September 30, 2025, we had cash and cash equivalents of $2.3 million, working capital of $3.4 million and an accumulated deficit of approximately $179.4 million.

The Company has outstanding quarterly dividend payment obligations under its Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The Series B Preferred Stock accrues dividends at a rate of 10% per annum, payable quarterly in shares of common stock (subject to the satisfaction of certain equity conditions) or in cash. The Series C Preferred Stock accrues dividends at the same rate of 10% per annum, also payable quarterly in shares of common stock (subject to the satisfaction of certain equity conditions) or in cash. If the Company fails to satisfy the applicable equity conditions, dividends on both series of preferred stock are payable in cash, which could adversely affect the Company’s liquidity position. As of March 31, 2026, approximately 591,207 shares of Series B Preferred Stock and 1 million shares of Series C Preferred Stock were outstanding. The aggregate quarterly dividend obligation, if paid in cash, would be approximately $70,000 based on stated values and the 10% per annum dividend rate.

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

Cash Flows

During the six months ended March 31, 2026 and 2025, our sources and uses of cash were as follows:

Operating Activities

During the six months ended March 31, 2026, net cash used by operating activities was $1.5 million compared to the cash flows used by operating activities of $0.5 million for the six months ended March 31, 2025. The primary components of the cash used by operating activities in the six months ended March 31, 2026 and 2025 are accounts receivable, inventory and prepaid and other operating expenses.

Investing Activities

Cash used in investing activities was $0.1 million for the six months ended March 31, 2026 and March 31, 2025, respectively, and were both related to fixed asset acquisitions.

Financing Activities

Cash provided by (used in) financing activities during the six months ended March 31, 2026 and March 31, 2025 of approximately $2.0 million and $0, respectively.  The cash provided by financing activities during the six months ended March 31, 2026 is attributable to the proceeds from the issuance of preferred stock.

We do not have any commitments for material capital expenditures.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations. We remain focused on improving the Company's operating performance and continue to focus on profitability, and growing the Company in order to strengthen its balance sheet.

Adjusted EBITDA (Unaudited)

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

The Company defines Adjusted EBITDA as GAAP loss from operations adjusted to exclude (i) depreciation and amortization, (ii) stock-based compensation expense, and (iii) mergers and acquisitions and financing transaction expenses. This measure differs from traditional “EBITDA” (Earnings Before Interest, Taxes, Depreciation and Amortization) because the Company’s reconciliation begins with loss from operations, which is presented before interest expense and income tax expense on the consolidated statements of operations.

Our management uses and relies on Adjusted EBITDA, which is a non-GAAP financial measure. We believe that management, analysts and shareholders benefit from referring to this non-GAAP financial measure to evaluate and assess our core operating results from period-to-period after removing the impact of items that affect comparability. Specifically, we believe Adjusted EBITDA is useful to investors because: (i) depreciation and amortization are non-cash charges that do not reflect our cash-based operating performance; (ii) stock-based compensation is a non-cash expense that can vary significantly based on factors such as share price volatility and is not indicative of core operating performance; and (iii) mergers and acquisitions and financing transaction expenses are non-recurring costs that are not expected to continue in the ordinary course of business. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the excluded items described below.

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt; (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; (v) it does not reflect the impact of stock-based compensation upon our overall results of operations; and (vi) other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
(Unaudited)

GAAP (loss) from operations	$(800,784)	$(485,816)	$(1,087,074)	$(572,088)
Adjustments:
Depreciation & Amortization (1)	251,550	285,896	496,992	583,903
Employee and director stock compensation (2)	296,872	1,934	301,804	5,016
Mergers and Acquisitions and financing transaction expense (3)	31,671	-	31,671	-
Non-GAAP adjusted EBITDA	$(220,691)	$(197,986)	$(256,607)	$16,831

(1) Represents depreciation of property, plant and equipment and amortization of the Company's intangible assets.
(2) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(3) Represents costs associated with the Bluebird acquisition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal accounting officer have concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. As of the date of this Quarterly Report, the Company is not a party to any pending legal proceedings that it believes would, individually or in the aggregate, have a material adverse effect on its business, financial condition, or results of operations. For additional information regarding commitments and contingencies, see Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the 2025 10-K. Investors should carefully consider the risks described in the 2025 10-K, together with all of the other information included in this Quarterly Report, including our financial statements and the related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, before deciding whether to invest in our securities. See also “Liquidity and Capital Resources” above for additional discussion of factors that may affect our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

During the fiscal quarter ended March 31, 2026, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Articles of Amendment of Articles of Incorporation, as amended, of cbdMD, Inc. effective April 24, 2023 - reverse stock split	8-K	4/27/23	3.1

3.9	Articles of Amendment Automatic Conversion of Preferred Stock effective May 6, 2025	8-K	5/7/25	3.1

3.10	Articles of Amendment to the Articles of Incorporation 8 to 1 reverse split effective May 6, 2025	8-K	5/7/25	3.2

3.11	Certificate of Designation of Series B Convertible Preferred Stock filed September 29, 2025	8-K	10/6/25	3.1

3.12	Certificate of Designation of Series C Convertible Preferred Stock filed December 19, 2025	10-K	12/19/25	3.12

3.13	Bylaws, As amended	1-A	9/18/17	2.6

10.1	Form of Preferred Stock Purchase Agreement between cbdMD, Inc. and the Selling Shareholders+	8-K	10/6/25	10.1

10.2	Form of Registration Rights Agreement between cbdMD, Inc. and the Selling Shareholders	8-K	10/6/25	10.2

10.3	Executive Employment Agreement dated November 28, 2025 by and between cbdMD, Inc. and T. Ronan Kennedy++	8-K	11/28/25	10.1

10.4	2025 Equity Compensation Plan++	8-K	11/28/25	10.2

10.5	Registration Rights Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025	10-K	12/19/25	10.21

10.6	Form of Series C Preferred Stock Securities Purchase Agreement dated December 19, 2025	10-K	12/19/25	10.22

10.7	Form of Registration Rights Agreement dated December 19, 2025	10-K	12/19/25	10.23

10.8	Securities Purchase Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025, as amended	S-1	1/5/26	10.20

10.9	Asset Purchase Agreement by and among cbdMD, Inc., Gaia Botanicals, LLC d/b/a Bluebird Botanicals, CBD CliniLabs LLC and Precision Botanical LLC company dated January 12, 2026+	8-K	1/14/26	10.1

10.10	Lockup Agreement Gaia Botanicals, LLC and cbdMD, Inc., dated January 12, 2026	8-K	1/14/26	10.2

10.11	Letter Agreement between cbdMD, Inc. and Series C Preferred Shareholders dated February 10, 2026	10-Q	2/17/2026	10.11

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)				Filed

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

cbdMD, INC.

May 14, 2026	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

May 14, 2026	By:	/s/ Brad Whitford
Brad Whitford, Chief Accounting Officer