Form 10-Q
period 2026-06-30
cbdMD, Inc.
filed 2026-08-13
CIK 1644903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

11,205,045 shares of common stock are issued and outstanding as of August 13, 2026.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements regarding our liquidity, capital resources and financial condition, path to profitability, ability to raise additional funds, impact of the implementation of the Act (defined below) on the Company’s results of operations and business, effect and advantages resulting from the equity line of credit (the “ELOC"), expectations from the acquisition of Bluebird Botanicals (“Bluebird”), innovation and product portfolio improvements, expectations from the President’s Medicare reimbursement program and CMS Beneficiary Engagement Incentive pathway, diversification of revenue and reduction in costs, our ability to respond to recent and pending legislative and regulatory developments affecting hemp-derived cannabinoid products, and our expectations regarding the outcome of any pending litigation or regulatory proceedings. Forward-looking statements are statements that are not historical facts and may include projections and estimates concerning the timing and success of specific products and services, our future production, revenues, income and capital spending and financing needs. These statements are generally identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms and similar expressions.

We intend that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include but are not limited to the risks described below. The following discussion should be read in conjunction with the risk factors set forth in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our 2025 10-K.

Material risks associated with our overall business, including:

●

our history of losses, potential liquidity concerns, need to raise additional capital, substantial doubt about our ability to continue as a going concern, and reliance on our ELOC and other financing arrangements;

●	our current capitalization limits our ability to make strategic or accretive acquisitions or attract new investors;
●	our reliance on key digital marketing channels and our ability to effectively market to customers;
●	our ability to acquire new customers at a profitable rate;
●	our ability to bring new and compelling dietary ingredients to market;
●	our reliance on third party raw material suppliers and manufacturers;
●	potential impact of tariffs, trade restrictions, and supply chain disruptions on our raw materials and manufacturing costs;
●	our reliance on key management personnel and our ability to attract and retain qualified employees;
●	our ability to execute our business strategy, including expanding distribution channels, cultivating additional brands, pursuing strategic acquisitions, and responding to competitive pressures and market conditions;
●	our ability to maintain and grow relationships with distributors and retail partners and expand into new distribution channels;
●	our expectations regarding participation in the President's Medicare reimbursement program and similar government programs;
●	our ability to successfully integrate acquired businesses, including the Bluebird acquisition, and realize anticipated synergies and benefits therefrom; and
●	our reliance on third party compliance with our supplier verification program and testing protocols.

Material risks associated with regulatory environment for dietary ingredients, including but not limited to CBD, including:

●

federal laws and regulatory compliance, as well as FDA, FTC, DEA or USDA interpretation of existing regulations, pending federal executive orders, recent and pending legislation, including the Continuing Appropriations Act of 2026 (H.R. 5371) (the “Act”);

●	state and local laws pertaining to regulated hemp products or dietary ingredients (such as industrial hemp), beverages and their derivatives;
●	costs to us for compliance with laws and regulations, risks of increased litigation, and the outcome of any pending regulatory proceedings
●	acceptance of dietary ingredients, such as CBD or hemp-derived THC products; and
●	our ability to successfully adapt our product portfolio in response to changes in laws and regulations, including the potential impact of the Act.

Material risks associated with the ownership of our securities, including:

●	the risks for failing to maintain compliance with the continued listing standards of the NYSE American and the potential delisting of our common stock;
●	the designations, rights and preferences of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Convertible Preferred Stock (the “Series C Preferred Stock”);
●	the risks for the potential dilution from the conversion of our Series B and C Convertible Preferred Stock and the potential adjustment of conversion prices of such securities;
●	our ability to access the ELOC with C/M Capital Master Fund, LP, the conditions to draw down thereunder, and the impact of future sales of common stock on existing stockholders; and
●	the risk of potential dilution from our ELOC.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2026 AND SEPTEMBER 30, 2025

	(Unaudited)
	June 30,	September 30,
	2026	2025
Assets

Current assets:
Cash and cash equivalents	$2,118,339	$2,261,242
Accounts receivable, net	1,752,661	1,040,887
Inventory	3,278,436	2,732,127
Inventory prepaid	186,763	214,795
Prepaid sponsorship	21,161	25,231
Prepaid expenses and other current assets	339,162	277,147
Total current assets	7,696,522	6,551,429

Other assets:
Property and equipment, net	334,840	277,377
Operating lease assets	2,183,117	703,934
Deposits for facilities	62,708	62,708
Intangible assets, net	1,978,646	2,124,502
Goodwill	190,000	-
Investment in other securities, noncurrent	700,000	700,000
Total other assets	5,449,311	3,868,521

Total assets	$13,145,833	$10,419,950

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2026 AND SEPTEMBER 30, 2025
(continued)

	(Unaudited)
	June 30,	September 30,
	2026	2025
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$1,492,250	$1,173,642
Accrued expenses	587,767	735,672
Accrued dividends	71,031	-
Deferred revenue	570,251	506,289
Operating leases – current portion	350,949	778,240
Note payable	7,321	-
Total current liabilities	3,079,569	3,193,843

Long term liabilities:
Operating leases - long term portion	1,853,994	-
Total long term liabilities:	1,853,994	-

Total liabilities	4,933,563	3,193,843

Commitments and Contingencies (Note 10)

cbdMD, Inc. shareholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001
par value, 1,591,210 and 1,700,000 shares issued and outstanding, respectively	1,591	1,700
Common stock, authorized 150,000,000 shares, $0.001
par value, 11,118,820 and 8,917,054 shares issued and outstanding, respectively	11,119	8,917
Additional paid in capital	190,034,330	186,650,640
Accumulated deficit	(181,834,770)	(179,435,150)
Total cbdMD, Inc. shareholders' equity	8,212,270	7,226,107

Total liabilities and shareholders' equity	$13,145,833	$10,419,950

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE Nine MONTHS ENDED June 30, 2026 and 2025
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Gross Sales	$5,553,738	$4,606,796	$16,210,701	$14,469,698
Total Net Sales	5,553,738	4,606,796	16,210,701	14,469,698
Cost of sales	2,516,204	1,775,709	6,914,955	5,278,638
Gross Profit	3,037,534	2,831,087	9,295,746	9,191,060

Operating expenses	4,168,011	3,735,773	11,513,299	10,667,834
Loss from operations	(1,130,477)	(904,686)	(2,217,553)	(1,476,774)
Decrease in fair value of convertible debt	-	-	-	87,380
Interest income, net	3,275	9,414	9,238	28,460
Loss before provision for income taxes	(1,127,202)	(895,272)	(2,208,315)	(1,360,934)

Net Loss	(1,127,202)	(895,272)	(2,208,315)	(1,360,934)
Preferred dividends	71,031	333,500	191,307	2,334,501

Net Loss attributable to cbdMD, Inc. common shareholders	$(1,198,233)	$(1,228,772)	$(2,399,622)	$(3,695,435)

Net Loss per share:
Basic and Diluted earnings per share	(0.11)	(0.21)	(0.24)	(1.56)
Weighted average number of shares Basic and Diluted:	10,616,617	5,783,354	10,016,121	2,376,157

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE Nine MONTHS ENDED June 30, 2026 and 2025
(Unaudited)

	Nine Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net Loss	$(2,208,315)	$(1,360,934)
Adjustments to reconcile net loss to net cash used by operating activities:
Restricted stock expense	362,109	3,693
Issuance of stock for services	-	82,250
Intangibles amortization	612,751	573,801
Depreciation	143,210	290,275
(Decrease) increase in fair value of convertible debt	-	(87,380)
Amortization of operating lease asset	524,525	499,309
Changes in operating assets and liabilities:
Accounts receivable	(690,727)	17,351
Inventory	(283,110)	(433,495)
Prepaid inventory	28,032	(221,034)
Prepaid expenses and other current assets	49,023	37,017
Accounts payable and accrued expenses	77,762	(194,632)
Operating lease liability	(577,005)	(423,855)
Deferred revenue / customer deposits	(15,377)	6,008
Cash used by operating activities	(1,977,122)	(1,211,626)
Cash flows used by investing activities:
Purchase of property and equipment	(188,615)	(181,368)
Purchase of Bluebird	56,427
Cash flows used by investing activities	(132,188)	(181,368)
Cash flows from financing activities:
Proceeds from ELOC draw	61,990	-
Proceeds from issuance of preferred stock	2,024,693	-
Preferred dividend distributions	(120,276)	-
Cash flows from financing activities	1,966,407	-
Net (decrease) increase in cash	(142,903)	(1,392,994)
Cash and cash equivalents, beginning of period	2,261,242	2,452,553
Cash and cash equivalents, end of period	$2,118,339	$1,059,559

Supplemental Disclosures of Cash Flow Information:

	2026	2025

Cash Payments for:
Interest expense	$-	$19,046

Non-cash financial/investing activities:
Issuance of shares for conversion of debt and accrued interest	$-	$1,079,639
Change in lease asset related to extinguishment of HQ lease and new warehouse lease	$-	$(1,723,544)
ROU Assets obtained in exchange for lease liabilities	$2,003,708	$-
All Stock purchase of Bluebird	$936,992	$-
Conversion of accrued preferred dividends to preferred stock	$-	$6,672,652
Preferred dividends accrued but not paid	$71,031	$2,334,501

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE nine months ended June 30, 2026
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2025	8,917,054	$8,917	1,700,000	$1,700	$-	$186,650,640	$(179,435,150)	$7,226,107
Issuance of Common stock	527,976	528	-	-	-	361,581	-	362,109
ELOC commitment shares	40,000	40	-	-	-	(40)	-	-
ELOC share draw	100,000	100	-	-	-	61,890	-	61,990
Preferred Stock issuance	-	-	1,000,000	1,000		2,023,692		2,024,692
Preferred stock conversion	1,108,790	1,109	(1,108,790)	(1,109)	-	-	-	-
BB Botanicals Asset Acquisition	425,000	425	-	-	-	936,567	-	936,992
Preferred dividend declared, not paid	-	-	-	-	-	-	(71,031)	(71,031)
Preferred dividend	-	-	-	-	-	-	(120,276)	(120,276)
Net Loss	-	-	-	-	-	-	(2,208,315)	(2,208,315)
Balance, June 30, 2026	11,118,820	$11,119	1,591,210	$1,591	$-	$190,034,330	$(181,834,770)	$8,212,270

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE nine months ended June 30, 2025
(Unaudited)

					Other	Additional
	Common Stock		Preferred Stock		Comprehensive	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Income	Capital	Deficit	Total
Balance, September 30, 2024	492,383	$492	5,000,000	$5,000	$(7,189)	$184,033,012	$(182,067,898)	$1,963,417
Issuance of Common Stock	1,500	2	-	-	-	(2)	-	-
Issuance of restricted stock for share based compensation	-	-	-	-	-	3,693	-	3,693
Change in fair value of debt related to credit risk	-	-	-	-	7,189	-	-	7,189
Issuance of Common Stock, Convertible Notes	267,597	267	-	-	-	1,076,470	-	1,076,737
Issuance of Common Stock, GSS Agreement	21,875	22	-	-	-	82,228	-	82,250
Conversion of preferred stock and accrued dividends to common stock	8,125,000	8,125	(5,000,000)	(5,000)	-	(3,125)	6,672,652	6,672,652
Shares issued for fractional share in reverse stock split	89	-	-	-	-	-	-	-
Preferred dividend	-	-	-	-	-	-	(2,334,502)	(2,334,501)
Net Loss	-	-	-	-	-	-	(1,360,934)	(1,360,934)
Balance, June 30, 2025	8,908,444	$8,908	-	$-	$-	$185,192,277	$(179,090,682)	$6,110,503

See Notes to Condensed Consolidated Financial Statements

cbdMD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

cbdMD, Inc. (“cbdMD,” “we,” “us,” “our,” or the “Company”) is a corporation organized under the laws of the State of North Carolina, formed on March 17, 2015 as Level Beauty Group, Inc. In November 2016, we changed the name of the Company to Level Brands, Inc., and on May 1, 2019, we changed the name of our Company to cbdMD, Inc. We operate from offices located in Charlotte, North Carolina. Our fiscal year end is established as September 30.

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

Cash and Cash Equivalents

For financial statements purposes, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at cost less an allowance for credit losses. Credit is extended to customers after an evaluation of the customer’s financial condition, and generally collateral is not required as a condition of credit extension. Management’s determination of the allowance for credit losses is based on an evaluation of the receivables, past experience, current economic conditions, and other risks inherent in the receivables portfolio. The balance for allowance for credit losses was $612,130 and $599,521 on  June 30, 2026 and September 30, 2025, respectively.

The following table represents a summary of the allowance for credit losses for the periods ended June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025

Credit loss allowance - beginning of period	$599,521	$346,197
Credit loss provision	107,017	635,912
Write offs	(94,408)	(382,588)
Credit loss allowance - end of period	$612,130	$599,521

Merchant Receivable and Reserve

The Company primarily sells its products through the internet and has an arrangement to process customer payments with third-party payment processors and negotiate the fee based on the market. The arrangement with the payment processors requires that the Company pay a fee between 2.5% and 4.0% of the transaction amounts processed. Pursuant to this agreement, there can be a waiting period between 2 to 5 days prior to reimbursement to the Company, as well as a calculated reserve which some payment processors hold back. Fees and reserves can change periodically with notice from the processors. At  June 30, 2026 and September 30, 2025, the receivable from payment processors included approximately $926,846 and $786,449, respectively, for the waiting period amount and is recorded as accounts receivable in the accompanying condensed consolidated balance sheet.

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined on a weighted average basis. The cost of inventory includes product cost, freight-in, and production fill and labor. Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, forecasted future sales volume and pricing and through specific identification of obsolete or damaged products. We assess inventory quarterly for slow moving products and potential impairments and at a minimum perform a physical inventory count annually near fiscal year end. The reserve for inventory was $319,319 and $48,738 as of   June 30, 2026 and September 30, 2025, respectively.

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

When the Company records an investment in marketable securities the carrying value is carried at fair value. Any changes in fair value for marketable securities during a given period will be recorded as an unrealized gain or loss in the consolidated statement of operations. For investment in other securities without a readily determinable fair value, the Company may elect to estimate its fair value at cost less impairment plus or minus changes resulting from observable price changes.

The Company elected the fair value option for its convertible notes. The convertible notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to instrument-specific credit risk, are recorded in non-operating income (loss). The changes in fair value related to instrument-specific credit risk are recorded through other comprehensive loss. These notes were fully satisfied in fiscal year 2025. See Note 11 for more information related to the convertible notes.

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

Other than accounts receivable, the Company has no material contract assets at June 30, 2026.

The following tables represent a disaggregation of revenue by sales channel:

	Three Months Ended June 30,
	2026	% of total	2025	% of total

E-commerce sales	$3,897,884	70.2%	$3,579,635	77.7%
Wholesale sales	$1,655,854	29.8%	$1,027,161	22.3%
Total Net Sales	$5,553,738	100.0%	$4,606,796	100.0%

	Nine Months Ended June 30,
	2026	% of total	2025	% of total

E-commerce sales	$11,299,001	69.7%	$11,167,158	77.2%
Wholesale sales	$4,911,700	30.3%	$3,302,540	22.8%
Total Net Sales	$16,210,701	100.0%	$14,469,698	100.0%

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

Concentration of credit risk with respect to receivables is principally limited to trade receivables with corporate customers that meet specific credit policies. Management considers these customer receivables to represent normal business risk. The Company did not have any customers that represented a significant amount of our sales for the three and nine months ended June 30, 2026.

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

Loss Per Share

The Company computes basic loss per share by dividing net loss and net loss attributable to common shareholders, after deducting preferred stock dividends, by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of net loss per share as their effect is anti-dilutive.

Liquidity and Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of $1,127,202 and $2,208,315 for the three and nine months ended June 30, 2026, respectively, and an accumulated deficit of approximately $181.8 million at  June 30, 2026.

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

NOTE 3 - INVENTORY

Inventory and inventory prepaid consists of the following as of June 30,2026 and September 30, 2025:

	June 30,	September 30,
	2026	2025
Finished Goods	$1,890,351	$1,577,309
Inventory Components	1,707,404	1,203,556
Inventory Reserve	(319,319)	(48,738)
Inventory prepaid	186,763	214,795
Total Inventory	$3,465,199	$2,946,922

Abnormal amounts of idle facility expense, freight, handling costs, scrap and wasted material (spoilage) are expensed in the period they are incurred and no material expenses related to these items occurred in the three or nine months ended June 30, 2026.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	September 30,
	2026	2025
Computers, furniture and equipment	$1,934,706	$1,758,805
Manufacturing equipment	309,085	288,554
Leasehold improvements	499,822	495,581
	2,743,613	2,542,940
Less accumulated depreciation	(2,408,773)	(2,265,563)
Property and equipment, net	$334,840	$277,377

Depreciation expense related to property and equipment was $44,344 and $88,905 for the three months ended June 30, 2026 and 2025, respectively, $143,210 and $290,275 for the nine months ended June 30, 2026 and 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following as of:

	June 30,	September 30,
	2026	2025
Trademark related to cbdMD	$21,585,000	$21,585,000
Trademark for HempMD	50,000	50,000
Technology Relief from Royalty related to DirectCBDOnline.com	667,844	667,844
Tradename related to CBD MD limited mark	368,000	368,000
Tradename related to DirectCBDOnline.com	749,567	749,567
Customer relationships related to Bluebird	363,895	-
Intellectual property related to Bluebird	103,000	-
Accumulated impairment of intangible assets	(17,504,000)	(17,504,000)
Accumulated amortization of definite lived intangible assets	(4,404,660)	(3,791,909)
Total	$1,978,646	$2,124,502

Amortization expense related to definite lived intangible assets was $612,751 and $573,801 for the nine months ended June 30, 2026 and 2025, respectively.

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

Business Combination

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

Preferred stock transactions

On September 29, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Series B Certificate of Designation”) designating 1,700,000 shares of the Company’s authorized preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share and stated value of $1.00 per share. Each share of the Series B Preferred Stock is initially convertible into common stock at an initial conversion price of $1.00, subject to anti-dilution adjustments and price protection provisions, which may be triggered upon the issuance of common stock options or convertible securities at a price below the then-applicable conversion price, and Alternate Conversion rights (as defined in the Series B Certificate of Designation) resulting from a Triggering Event (as defined in the Series B Certificate of Designation) and other conversion price adjustment provisions as provided under the Series B Certificate of Designation. The Series B Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Series B Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the Stated Value (as defined in the Series B Certificate of Designation) shall be increased by the amount of such unpaid dividends. The Series B Preferred Stock is further subject to repricing adjustments upon the effectiveness of a registration statement wherein the conversion price shall equal the lower of (a) the original conversion price or (b) the closing price of the common stock on the effective date of such registration statement. Additionally, the Series B Preferred Stock is subject to future financing exchange options upon any issuance by the Company, or subsidiaries, of any security with terms more favorable than those set forth in the Series B Certificate Designation.

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

On December 19, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Series C Certificate of Designation”) designating 1,000,000 shares of the Company’s authorized preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share and stated value of $2.25 per share. Each share of the Series C Preferred Stock is initially convertible into common stock at a conversion price of $1.13, subject to anti-dilution adjustments and price protection provisions, which may be triggered upon the issuance of common stock options or convertible securities at a price below the then-applicable conversion price, and Alternate Conversion rights (as defined in the Series C Certificate of Designation) resulting from a Triggering Event (as defined in the Series C Certificate of Designation) and other conversion price adjustment provisions as provided under the Series C Certificate of Designation. Further, the conversion price of the common stock is subject to adjustment upon the effectiveness of any subsequent registration statement wherein the conversion price shall equal the lower of the (a) original conversion price or (b) the closing price of the common stock on the effective date of such registration statement. Additionally, the Series C Preferred Stock is subject to future financing exchange options upon any issuance by the Company, or subsidiaries, of any security with terms more favorable than those set forth in the Series C Certificate Designation. The Series C Preferred Stock accrues dividends at a rate of 10% per annum which are payable quarterly in shares of common stock, subject to the satisfaction of all Equity Conditions (as defined in the Series C Certificate of Designation), or in cash. If the Company fails to satisfy an Equity Condition, dividends shall be paid in cash. However, if North Carolina law prohibits the payment of dividends in cash, then the Stated Value (as defined in the Series C Certificate of Designation) shall be increased by the amount of such unpaid dividends.

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

Common Stock Transactions

During the nine months ended June 30, 2026, the Company (i) issued 425,000 shares to Gaia Botanicals, LLC as part of the acquisition of Bluebird Botanicals; (ii) granted 455,000 shares of RSUs to an executive that vested upon shareholder approval of the 2025 equity incentive plan (these shares fully vested on March 30, 2026 and the full value of the shares was recognized in the second quarter of fiscal 2026, (iii) issued 1,108,790 shares during late December 2025 in connection with the conversion of the Series B Preferred Stock (iv) issued 40,000 shares of common stock (commitment shares) in connection with the closing of the ELOC (v) granted 215,000 shares of RSUs under the Company's 2025 equity incentive plan to select employees of which one third vest immediately, one third vests on June 12, 2027 and the remaining one third vests on June 12, 2028, (vi) vested 2,358 RSUs in relation to prior year board of director grants, (vii) issued 9,432 RSUs for the 2026 through 2027 board year that vest quarterly starting June 30, 2026; and (viii) issued 100,000 shares in connection with the ELOC.

During the nine months ended  June 30, 2025, the Company (i) issued 1,875 shares of restricted stock under the Company's 2015 equity incentive plan to a new employee, that vested in June of fiscal year 2026; (ii) issued 267,597 shares of common stock for conversions of notes payable; and (iii) issued 21,875 shares of common stock to a consultant for advisory services which were ultimately forfeited before vesting.

NOTE 8 – STOCK BASED COMPENSATION

The following table summarizes stock option activity for the nine months ended June 30, 2026:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2025	5,517	$991.70	3.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,408)	1,331.29	-	-
Outstanding at June 30, 2026	4,109	732.53	2.07	-

Exercisable at June 30, 2026	4,109	$732.53	2.07	$-

As of June 30, 2026, there was no remaining unrecognized stock compensation costs as all stock options were vested.

NOTE 9 - WARRANTS

Transactions involving the Company equity-classified warrants for the nine months ended June 30, 2026 are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 30, 2025	5,901	$244.06	3.42	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(838)	1,348.16	-	-
Outstanding at June 30, 2026	5,063	20.16	1.95	-

Exercisable at June 30, 2026	5,063	$20.16	-	$-

The following table summarizes outstanding common stock purchase warrants as of June 30, 2026:

	Number of shares	Weighted-average exercise price	Expiration
Exercisable at $20.16 per share	5,063	20.16	April 2028
	5,063	$119.56

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is occasionally involved in legal proceedings and subject to claims arising in the ordinary course of business. While litigation and claims outcomes cannot be predicted with certainty, the Company is not currently a party to any legal proceeding that, if resolved adversely, would individually or in the aggregate have a material adverse effect on the Company’s Consolidated Financial Statements.

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

NOTE 12 – LEASES

In May of 2026, the Company entered into an amended lease agreement, extending the lease through November 2031. The Company recognizes leasing arrangements on the consolidated balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. The Company determines whether an arrangement is a lease at inception and classifies it as finance or operating. The Company’s lease is classified as an operating lease. The Company’s lease does not contain any residual value guarantees.

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

Components of operating lease costs are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2026	2026
Total Operating Lease Costs	$180,974	$542,921

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2026	2026
Cash paid for amounts included in the measurement of operating lease liabilities	$202,800	$595,400

As of June 30, 2026, our operating lease had a weighted average remaining lease term of 5.4 years and a weighted average discount rate of 8.0%.

Future minimum aggregate lease payments under operating leases as of June 30, 2026 are summarized as follows:

For the year ended December 31,
2026	240,800
2027	460,560
2028	478,982
2029	498,142
2030	518,067
2031	$448,103
Total future lease payments	2,644,654
Less interest	(455,978)
Total lease liabilities	$2,188,676

NOTE 13 – LOSS PER SHARE

At June 30, 2026, 204,834 potential shares underlying options, unvested RSUs and warrants as well as 1.6 million shares issuable upon conversion of our Series B and C Preferred stock were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share. At  June 30, 2025, 7,392 potential shares underlying options, unvested RSUs and warrants were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE 14 – INCOME TAXES

The Company has a valuation allowance against the net deferred tax assets, with the exception of the deferred tax liabilities that result from indefinite-life intangibles (“naked credits”). The Company has determined that using the general methodology for calculating income taxes during an interim period for the quarters ending December 31, 2019, March 31, 2020, and June 30, 2020, provided for a wide range of potential annual effective rates. At September 30, 2025, the Company recorded a net deferred tax asset of zero as the cumulative net deferred tax asset had a full valuation on it and there was not enough positive evidence that would warrant recognizing the benefit of the net deferred tax asset. In addition, the net indefinite lived deferred tax items were a deferred tax asset so there was not any recognition of a deferred tax liability related to indefinite lived deferred tax liabilities. At June 30, 2026, the Company determined the same circumstances to be true and therefore recorded a net deferred tax asset of zero.

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

The acquisition was accounted for as a business combination in accordance with U.S. GAAP.  In connection with the acquisition, the Company engaged an independent third-party valuation firm to assist management in determining the estimated fair values of the assets acquired. The valuation was performed using accepted valuation methodologies and management estimates and assumptions. The following table summarizes the allocation of the purchase consideration to the assets acquired based on their estimated fair values as of the acquisition date:

Bluebird Assets Acquired:	Fair Value
Net working capital	268,039
Property and Equipment	12,058
Customer relationships	363,895
Intellectual property	103,000
Goodwill	190,000
Total purchase consideration	$936,992

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

NOTE 17 – SUBSEQUENT EVENTS

On July 1, 2026, the Company paid accrued dividends of $14,780 and $56,250 related to the Series B and Series C Preferred Stock, respectively, paid in 14,780 and 49,778 shares of common stock.

On July 12, 2026 the Company granted 65,000 shares of RSUs under the Company's 2025 equity incentive plan to select employees of which one third vest immediately, one third vests on July 12, 2027 and the remaining one third vests on July 12, 2028.

PLACEHOLDER FOR TL

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended June 30, 2026 and the three and nine months ended June 30, 2025 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties such as our plans, objectives, expectations and intentions.

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

Herbal Oasis (“Oasis”) is a premium hemp-derived THC-infused social seltzer that blends cannabinoids and nootropic mushrooms to deliver a fast-acting, functional beverage made for presence and connection. In addition, Oasis just expanded into other natural compounds including Kava.

Bluebird is a line of premium full and broad spectrum hemp products.

cbdMD, Paw CBD, Oasis, Bluebird and ATRx products are distributed through our e-commerce websites, third party e-commerce sites, select distributors and marketing partners as well as a variety of brick-and-mortar retailers.

Recent Developments

Management continues to be very focused on our goal of delivering positive revenue growth and positive earnings through a combination of optimizing our product portfolio, right-sizing our cost structure and investing in marketing that will provide positive return on customer acquisition. During the quarter we continued to make gains year over year in revenue growth, but fell short on profitability.

Toward the end of the first quarter of 2026, the Company raised additional cash to bolster its balance sheet with the Series C Preferred Stock and structured an ELOC. Over the last few months, we have seen several instances where the stock price and volume have increased and we believe the ELOC will allow us to prudently take advantage of these situations should they occur in the future.

The Company has continued to pursue several potential acquisitions since the conversion of the Series A Preferred Stock in 2025. In January 2026, the Company acquired the Bluebird brand. The Company believes Bluebird provides (i) a large existing customer base that is underserved with its existing product portfolio (ii) a brand name not defined by CBD, allowing for natural expansion into other natural products, (iii) significant SG&A synergies, and (iv) intellectual property including self-GRAS status on their full spectrum product. During the second quarter of fiscal 2026, the acquisition cost and integration costs created a $75,000 drag on the P&L, and an additional $24,000 in costs in the third quarter related to the accounting valuation. Bluebird contributed over $550,000 in revenue for the third quarter of fiscal 2026.

Management continues to pursue other M&A activity and incurred over $100,000 in legal and due diligence expenses on pursuing other transactions that would further diversify the Company's revenue and mitigate certain regulatory risks facing the hemp industry.

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

While cbdMD was founded using THC-free broad spectrum formulations, a meaningful amount of our revenues is derived from products containing low-dose hemp-derived THC that complies with the original Farm Bill. The majority of the Company's revenue for the three and nine months ended June 30, 2026, 64% and 61%, respectively,  was derived from products that would comply with the Act's THC limitations; however, a meaningful amount of revenue could be impacted should no changes in legislation occur. The Act, if implemented as currently written, will likely have a material adverse impact on the Company's business, results of operations, and financial condition. Management continues to evaluate strategic alternatives to mitigate potential impacts, including product reformulation and channel diversification, but no assurance can be given that the Company will successfully adapt its portfolio or that alternative legislation will be enacted.

Numerous bills in the 119th Congress would repeal, delay, or modify Section 781 of Public Law 119-37 or establish a federal framework for hemp-derived cannabinoid products, including H.R. 6209, H.R. 7024/S. 3686, S. 3474, H.R. 7212, and S. 4315, none of which has advanced beyond committee. Most prominently, on July 22, 2026, Representatives Andy Barr and Angie Craig introduced the bipartisan, White House-supported Lawful Hemp Protection Act (H.R. 9830), which would replace Section 781's restrictions with a permanent federal regulatory framework redefining hemp at up to 1% total THC on a dry-weight basis while banning synthetic cannabinoids, directing the FDA to set per-serving potency limits, restricting sales to consumers 21 and older, imposing federal excise taxes, and requiring permits, testing, and labeling standards. On April 30, 2026, the House passed the Farm, Food, and National Security Act of 2026 (H.R. 7567), which did not modify Section 781's restrictions on finished hemp-derived cannabinoid products; on August 6, 2026, the Senate Agriculture Committee's competing markup failed 10-11 and likewise left those restrictions unchanged. A Senate stopgap appropriations proposal released August 2, 2026 would, through December 11, 2026, temporarily exempt naturally occurring cannabinoids from the revised total-THC definition and the 0.4 mg per-container limit, while restrictions on synthetic cannabinoids would still take effect November 12, 2026. As of the date of this filing, none of these measures has been enacted, and the Company cannot predict the outcome, timing, or ultimate impact of any of them.

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

Management Priorities

We remain focused on positioning the Company for a changing regulatory landscape. During the second and third quarters, we made progress on the following key initiatives:

●

Revenue Maximization: At the end of the third quarter, we added South Carolina distribution for Oasis and transitioned to a new distribution partner in Texas, which more than quadrupled the stores we have access to and we are seeing market growth in the fourth quarter of fiscal 2026. The launch of our Oasis Mixer has been well received and is contributing to brand growth. Our core direct-to-consumer business faced headwinds during the third quarter of fiscal 2026 as we restricted shipping of certain products to a growing number of states, affecting approximately $150,000 of direct-to-consumer revenue. Notwithstanding these restrictions, we continue to optimize our customer acquisition funnel and customer experience to drive both revenue and customer lifetime value.

●	Cost control and Right Sizing: Beginning in the fourth fiscal quarter of 2026, we implemented a plan targeting $100,000 to $150,000 in monthly cost savings, or approximately $1.2 to $1.8 million on an annualized basis. These are principally fixed-cost reductions and to date have included payroll reductions, renegotiating and lowering our warehouse lease, and renegotiating or exiting a number of vendor contracts. We have also identified additional supply-chain savings that we expect to begin realizing in our results during the latter half of the current quarter. We believe these actions will improve adjusted EBITDA and contribution margin and extend our cash runway. Separately, we continue to develop contingency plans, including adjusting our product model and carefully managing inventory levels, in the event Section 781's restrictions take effect as scheduled on November 12, 2026 without modification.

●

Innovation: Having built core direct-to-consumer and distribution infrastructure, we believe we can leverage these channels to bring additional health-and-wellness products to market, and we see growing consumer demand for non-alcoholic products that help people relax and unwind. During the third quarter of fiscal 2026, we began selling Kava products under our Kavari brand, and as of the date of this filing Oasis has launched a zero-proof Kava beverage as a follow-on to the Oasis Mixer. Together with Kava, we are developing formulations using other botanical ingredients intended to address demand created by legislative changes, and we expect to introduce additional product categories toward the end of fiscal year 2026.

●	Acquisitions: Beyond Bluebird, we continue to pursue opportunities where we believe (i) there is an accretive customer base that can lower our cost of customer acquisitions through either a complementary direct to consumer base or wholesale channels, or (ii) the target has a profitable business or easily attainable cost synergies that can quickly help contribute and accelerate profitability of our Company.

Results of operations

The following tables provide certain selected consolidated financial information for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
Total net sales	$5,553,738	$4,606,796	$946,942
Cost of sales	2,516,204	1,775,709	740,495
Gross profit as a percentage of net sales	54.7%	61.5%	-6.8%
Operating expenses	4,168,011	3,735,773	432,238
Operating loss from operations	(1,130,477)	(904,686)	(225,791)
Net loss before taxes	(1,127,202)	(895,272)	(231,930)
Net loss attributable to cbdMD, Inc. common shareholders	$(1,198,233)	$(1,228,772)	$30,539

	Nine Months Ended June 30,
	2026	2025	Change
Total net sales	$16,210,701	$14,469,698	$1,741,003
Cost of sales	6,914,955	5,278,638	1,636,317
Gross profit as a percentage of net sales	57.3%	63.5%	-6.2%
Operating expenses	11,513,299	10,667,834	845,465
Operating loss from operations	(2,217,553)	(1,476,774)	(740,779)
Net loss before taxes	(2,208,315)	(1,360,934)	(847,381)
Net loss attributable to cbdMD, Inc. common shareholders	$(2,399,622)	$(3,695,435)	$1,295,813

We record product sales primarily through two main delivery channels, direct to consumers via our E-commerce sales and direct to wholesalers utilizing our internal sales team. The following table provides information on the contribution of net sales by type of sale to our total net sales.

	Three Months Ended June 30,
	2026	% of total	2025	% of total
E-commerce sales	$3,897,884	70.2%	$3,579,635	77.7%
Wholesale sales	$1,655,854	29.8%	$1,027,161	22.3%
Total Net Sales	$5,553,738		$4,606,796

	Nine Months Ended June 30,
	2026	% of total	2025	% of total
E-commerce sales	$11,299,001	69.7%	$11,167,158	77.2%
Wholesale sales	4,911,700	30.3%	3,302,540	22.8%
Total Net Sales	$16,210,701		$14,469,698

Net Sales

We had total net sales of $5.6 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively, resulting in an increase in net sales of $0.9 million or 20% quarter over quarter. We had total net sales of $16.2 million and $14.5 million for the nine months ended June 30, 2026 and 2025, respectively, resulting in an increase in net sales of $1.7 million or 12% year over year.  This increase is comprised of gains in both our direct to consumer and wholesale business.  Direct to consumer included gains related to the revenue added from the acquisition of Bluebird. Our wholesale business continued to trend year over year due to gains with our Oasis brand and other cbdMD brand initiatives. Our team remains focused on being nimble and adjusting to combat revenue losses coming from state level regulatory changes. Despite the pervasive, industry-wide challenges which we are facing, we believe we are better positioned than many of our peers as we look toward the November rule changes.

Cost of sales

Our cost of sales includes costs associated with distribution, fill and labor expense, components, manufacturing overhead, third party providers, and freight for our product sales. Our cost of sales as a percentage of net sales was 45.3% and 38.5% for the three months ended June 30, 2026 and 2025, respectively, and was 42.7% and 36.5% for the nine month ended June 30,2026 and 2025, respectively. This slight increase in cost of sales is mostly attributed to (i) a shift in our sales mix to more wholesale business which grew $0.6 million year over year, (ii) increase in warehouse labor as we continue to incur repacking projects in response to changes in state regulation, and (iii) $187,437 increase in inventory reserves during the quarter as we prepare for pending regulatory changes.

Operating expenses

Our principal operating expenses include staff-related expenses, advertising (which includes expenses related to industry distribution and trade shows), sponsorships, affiliate commissions, merchant fees, technology, travel, rent, professional service fees, and business insurance expenses.

Consolidated Operating Expenses

The following tables provide information on our operating expenses for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Staff related expense	$1,583,626	$1,287,626	$296,000
Accounting/legal/professional outside services	478,350	273,760	204,590
Marketing	1,359,100	1,250,901	108,199
Merchant fees	164,367	130,967	33,400
R&D and regulatory	3,538	9,564	(6,026)
Rent and utilities	183,945	179,168	4,777
Non-cash stock compensation	65,159	825	64,334
Intangibles Amortization	214,625	191,267	23,358
Depreciation	44,344	88,905	(44,561)
All other expenses	70,957	322,790	(251,833)
Totals	$4,168,011	$3,735,773	$432,238

	Nine Months Ended June 30,
	2026	2025	Change
Staff related expense	$4,357,634	$3,776,944	$580,690
Accounting/legal/professional outside services	1,061,250	906,173	138,338
Marketing	3,731,997	3,376,388	355,609
Merchant fees	463,711	415,104	48,607
R&D and regulatory	7,245	18,834	(11,589)
Rent and utilities	574,503	542,678	31,825
Non-cash stock compensation	366,963	5,841	361,122
Intangibles Amortization	612,751	573,801	38,950
Depreciation	143,210	290,275	(147,065)
All other expenses	194,035	761,796	(567,761)
Totals	$11,513,299	$10,667,834	$845,465

Our overall operating expenses increased approximately $0.4 million or 11.6% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Payroll costs are up year over year approximately $0.3 million in part due to the acquisition of Bluebird as well as efforts in new product development and additional warehouse staff tied to increased sales and state level product rework. Professional outside services increased approximately $0.2 million as we incurred approximately $30,000 to target the Medicare program, approximately $20,000 in residual accounting valuation expenses related to the acquisition of Bluebird, approximately $50,000 tied to several settlements, approximately $100,000 in professional fees tied to other mergers and acquisition efforts, and further professional fees related to the cbdMD GRAS report. Stock based compensation increased as certain grants vested during the third quarter of fiscal 2026. As previously mentioned, since the end of the third quarter of fiscal 2026, we have implemented changes designed to save over $100,000 in expenses by the end of the fourth quarter of fiscal 2026.

Our overall operating expenses increased approximately $0.8 million or 7.9% for the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025. The acquisition of Bluebird added approximately $746,000 in labor, marketing and acquisition related legal and transaction expenses during the nine months ended June 30, 2026. We also had approximately $134,000 in expenses related to other mergers and acquisitions activity. Stock based compensation increased as certain grants vested during the third quarter of fiscal 2026. These increases were partially offset by decreases in depreciation expense and property plant and equipment became fully depreciated, and other miscellaneous expenses.

Liquidity and Capital Resources

We had cash and cash equivalents on hand of approximately $2.1 million, working capital of $4.7 million and an accumulated deficit of approximately $181.8 million at June 30, 2026. At September 30, 2025, we had cash and cash equivalents of $2.3 million, working capital of $3.4 million and an accumulated deficit of approximately $179.4 million.

The Company has outstanding quarterly dividend payment obligations under its Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The Series B Preferred Stock accrues dividends at a rate of 10% per annum, payable quarterly in shares of common stock (subject to the satisfaction of certain equity conditions) or in cash. The Series C Preferred Stock accrues dividends at the same rate of 10% per annum, also payable quarterly in shares of common stock (subject to the satisfaction of certain equity conditions) or in cash. If the Company fails to satisfy the applicable equity conditions, dividends on both series of preferred stock are payable in cash, which could adversely affect the Company’s liquidity position. As of June 30, 2026, approximately 591,207 shares of Series B Preferred Stock and 1,000,000 shares of Series C Preferred Stock were outstanding. The aggregate quarterly dividend obligation, if paid in cash, would be approximately $70,000 based on stated values and the 10% per annum dividend rate.

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

Cash Flows

During the nine months ended June 30, 2026 and 2025, our sources and uses of cash were as follows:

Operating Activities

During the nine months ended June 30, 2026, net cash used by operating activities was $1.9 million compared to the cash flows used by operating activities of $1.2 million for the nine months ended June 30, 2025. The primary components of the cash used by operating activities in the nine months ended June 30, 2026 and 2025 are accounts receivable, inventory and prepaid and other operating expenses.

Investing Activities

Cash used in investing activities was $0.1 million for the nine months ended June 30, 2026 and June 30, 2025, respectively, and were both related to fixed asset acquisitions.

Financing Activities

Cash provided by (used in) financing activities during the nine months ended June 30, 2026 and June 30, 2025 of approximately $1.9 million and $0, respectively. The cash provided by financing activities during the nine months ended June 30, 2026 is attributable to the proceeds from the issuance of preferred stock.

We do not have any commitments for material capital expenditures.

Our goal from a liquidity perspective is to use operating cash flows to fund day to day operations. We remain focused on improving the Company's operating performance and continue to focus on profitability, and growing the Company in order to strengthen its balance sheet.

Non-GAAP Financial Measure - Adjusted EBITDA (Unaudited)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(Unaudited)

GAAP (loss) from operations	$(1,130,477)	$(904,686)	$(2,217,553)	$(1,476,774)
Adjustments:
Depreciation & Amortization (1)	258,969	280,172	755,962	864,076
Employee and director stock compensation (2)	65,159	825	366,963	5,841
Inventory Reserve (3)	120,000	-	120,000	-
Regulatory and Legal Matters (4)	53,000	-	53,000	-
Mergers and Acquisitions and financing transaction expense (5)	126,000	-	157,671	-
Non-GAAP adjusted EBITDA	$(507,349)	$(623,689)	$(763,957)	$(606,857)

(1) Represents depreciation of property, plant and equipment and amortization of the Company's intangible assets.
(2) Represents non-cash expense related to options, warrants, restricted stock expenses that have been amortized during the period.
(3) Represents additional inventory reserve in preparation for pending regulatory changes.
(4) Represents regulatory costs associated with pending legislation.
(5) Represents costs associated with the Bluebird acquisition, preferred stock offerings and review of additional potential acquisition opportunities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as disclosed below, there were no unregistered sales of the Company’s equity securities during the period covered by this report, that were not previously disclosed in a Current Report on Form 8-K.

On June 26, 2026 the Company issued 100,000 shares of common stock under the ELOC for gross proceeds of $61,990.  The shares were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

During the 3 months ended June 30, 2025, the Company granted RSUs for aggregate of 215,000 shares of common stock to employees of the Company. The shares of restricted stock were granted under the Company’s 2025 equity incentive plan.  The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company’s operations.

ITEM 5. OTHER INFORMATION.

The Auditor Firm ID for our external auditors, Cherry Bekaert LLP, is 677.

During the fiscal quarter ended June 30, 2026, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Merger Agreement dated December 3, 2018 by and among Level Brands, Inc., AcqCo, LLC, cbdMD LLC and Cure Based Development, LLC	8-K	12/3/18	2.1

2.2	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.2

2.3	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging AcqCo, LLC with and into Cure Based Development, LLC	10-Q	2/14/19	2.3

2.4	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of Nevada merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.4

2.5	Articles of Merger dated December 20, 2018 as filed with the Secretary of State of North Carolina merging Cure Based Development, LLC with an into cbdMD LLC	10-Q	2/14/19	2.5

2.6	Addendum No. 1 to Agreement and Plan of Merger dated March 31, 2021	8-K	4/1/21	10.1

3.1	Articles of Incorporation	1-A	9/18/17	2.1

3.2	Articles of Amendment to the Articles of Incorporation – filed April 22, 2015	1-A	9/18/17	2.2

3.3	Articles of Amendment to the Articles of Incorporation – filed June 22, 2015	1-A	9/18/17	2.3

3.4	Articles of Amendment to the Articles of Incorporation – filed November 17, 2016	1-A	9/18/17	2.4

3.5	Articles of Amendment to the Articles of Incorporation – filed December 5, 2016	1-A	9/18/17	2.5

3.6	Articles of Amendment to Articles of Incorporation	8-K	4/29/19	3.7

3.7	Articles of Amendment to the Articles of Incorporation including the Certificate of Designations, Rights and Preferences of the 8.0% Series A Cumulative Convertible Preferred Stock	8-A	10/11/19	3.1(f)

3.8	Articles of Amendment of Articles of Incorporation, as amended, of cbdMD, Inc. effective April 24, 2023 - reverse stock split	8-K	4/27/23	3.1

3.9	Articles of Amendment Automatic Conversion of Preferred Stock effective May 6, 2025	8-K	5/7/25	3.1

3.10	Articles of Amendment to the Articles of Incorporation 8 to 1 reverse split effective May 6, 2025	8-K	5/7/25	3.2

3.11	Certificate of Designation of Series B Convertible Preferred Stock filed September 29, 2025	8-K	10/6/25	3.1

3.12	Certificate of Designation of Series C Convertible Preferred Stock filed December 19, 2025	10-K	12/19/25	3.12

3.13	Bylaws, As amended	1-A	9/18/17	2.6

10.1	Form of Preferred Stock Purchase Agreement between cbdMD, Inc. and the Selling Shareholders+	8-K	10/6/25	10.1

10.2	Form of Registration Rights Agreement between cbdMD, Inc. and the Selling Shareholders	8-K	10/6/25	10.2

10.3	Executive Employment Agreement dated November 28, 2025 by and between cbdMD, Inc. and T. Ronan Kennedy++	8-K	11/28/25	10.1

10.4	2025 Equity Compensation Plan++	8-K	11/28/25	10.2

10.5	Registration Rights Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025	10-K	12/19/25	10.21

10.6	Form of Series C Preferred Stock Securities Purchase Agreement dated December 19, 2025	10-K	12/19/25	10.22

10.7	Form of Registration Rights Agreement dated December 19, 2025	10-K	12/19/25	10.23

10.8	Securities Purchase Agreement by and between cbdMD, Inc. and C/M Capital Master Fund, LP, dated December 15, 2025, as amended	S-1	1/5/26	10.20

10.9	Asset Purchase Agreement by and among cbdMD, Inc., Gaia Botanicals, LLC d/b/a Bluebird Botanicals, CBD CliniLabs LLC and Precision Botanical LLC company dated January 12, 2026+	8-K	1/14/26	10.1

10.10	Lockup Agreement Gaia Botanicals, LLC and cbdMD, Inc., dated January 12, 2026	8-K	1/14/26	10.2

10.11	Letter Agreement between cbdMD, Inc. and Series C Preferred Shareholders dated February 10, 2026	10-Q	2/17/26	10.11

10.12	Third Amendment to Lease effective May 20, 2026	8-K	5/20/26	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 302)				Filed

32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)				Filed

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

cbdMD, INC.

August 13, 2026	By:	/s/ T. Ronan Kennedy
T. Ronan Kennedy Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

August 13, 2026	By:	/s/ Brad Whitford
Brad Whitford, Chief Accounting Officer